Form 10QSB
period 2003-03-31
GOLDEN GRAIN ENERGY
filed 2003-06-27
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003

OR

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to

Commission file number 333-101441

GOLDEN GRAIN ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

951 N. Linn Avenue, P.O. Box 435, New Hampton, Iowa 50659
(Address of principal executive offices)

(641) 394-4059
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☐  Yes                   ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at May 13, 2003
Class A Membership Units	0
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                      ☐  Yes                   ☒  No

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

GOLDEN GRAIN ENERGY, LLC

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

GOLDEN GRAIN ENERGY, LLC

GOLDEN GRAIN ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET (UNAUDITED)

MARCH 31, 2003

ASSETS

Current Assets
Cash and equivalents	$210,473
Grant receivable	24,772
Prepaid and other	21,106
Total current assets	256,351

Equipment
Office equipment	4,743
Less accumulated depreciation	979
Net equipment	3,764

Other Assets
Deposit on land	10,000
Deferred offering costs	112,235
Total other assets	122,235

Total Assets	$382,350

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Checks drawn in excess of funds on deposit	$3,896
Accounts payable	49,932
Accrued payroll taxes	952
Total current liabilities	54,780

Members’ Equity
Member contributions, net of costs related to capital contributions	442,232
Deficit accumulated during development stage	(114,662)
Total members’ equity	327,570

Total Liabilities and Members’ Equity	$382,350

See Notes to Unaudited Financial Statements

GOLDEN GRAIN ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	From Inception (March 18, 2002) to March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	19,091		103,544
Project coordinator	6,510		26,040
General and administrative	51,044	1,228	104,222
Total	76,645	1,228	233,806

Operating Loss	(76,645)	(1,228)	(233,806)

Other Income
Grants	24,772		109,772
Interest	1,296		9,372
Total	26,068	0	119,144

Net Loss	$(50,577)	$(1,228)	$(114,662)

Net Loss Per Unit (920,000, 249,300 and 881,400 weighted average units outstanding, respectively)	$(0.05)	$0.00	$(0.12)

See Notes to Unaudited Financial Statements

GOLDEN GRAIN ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (UNAUDITED)

Balance – March 18, 2002	$—

Contributed capital for 640,000 Class B units, March 2002	320,000

Net loss for the three months ended March 31, 2002	(1,228)

Balance – March 31, 2002	318,772

Contributed capital for 280,000 Class B units, April 2002	140,000

Cost related to capital contributions	(17,768)

Net loss for the nine months ended December 31, 2002	(62,857)

Balance – December 31, 2002	378,147

Net loss for the three months ended March 31, 2003	(50,577)

Balance – March 31, 2003	$327,570

See Notes to Unaudited Financial Statements

GOLDEN GRAIN ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter Ended March 31, 2003	Quarter Ended March 31, 2002	From Inception to March 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(50,577)	$(1,228)	$(114,662)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	391	—	979
Change in assets and liabilities
Grant receivable	55,228	—	(24,772)
Prepaid and other	(20,401)	—	(21,106)
Accounts payable	8,415	—	21,144
Checks drawn in excess of funds on deposit	3,896		3,896
Accrued payable	952	—	952
Net cash used in operating activities	(2,096)	(1,228)	(133,569)

Cash Flows from Investing Activities
Deposits on land	—	—	(10,000)
Capital expenditures	(2,303)	—	(4,743)
Net cash used in investing activities	(2,303)		(14,743)

Cash Flows from Financing Activities
Member contributions	—	320,000	460,000
Costs related to capital contributions	(71,627)	—	(101,215)
Net cash from financing activities	(71,627)	320,000	358,785

Net Increase in Cash and Equivalents	(76,026)	318,772	210,473

Cash and Equivalents – Beginning of Period	286,499	—	—

Cash and Equivalents – End of Period	$210,473	$318,772	$210,473

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$28,788	—	$28,788

See Notes to Unaudited Financial Statements

GOLDEN GRAIN ENERGY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these statements consists only of normal recurring adjustments. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company's Registration Statement on Form SB-2, as amended (SEC Registration No. 333-101441).

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction is anticipated to begin in the year 2003. As of March 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational activities.

Fiscal Reporting Period

The Company has adopted a fiscal year ending December 31 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

The Company’s financial instruments consist primarily of cash and cash equivalents, whose fair value equals their carrying amount.

Equipment

Equipment is stated at the lower of cost or estimated fair value.  Depreciation is provided over the estimated useful lives by use of the straight-line method.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.

Grants

The Company recognizes grant proceeds as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

Income Taxes

Golden Grain Energy, LLC is treated as a partnership for Federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

NOTE 2 – DEVELOPMENT STAGE ENTERPRISE

The Company was formed on March 18, 2002 to have a perpetual life.  The Company was initially capitalized by members who contributed an aggregate of $320,000 for 640,000 Class B units.  These contributions were the result of a private placement memorandum, through which the Company offered a maximum of 1,000,000 Class B units of securities at a cost of $.50 per unit for a maximum of $500,000, and no minimum offering amount.  Each investor was required to purchase a minimum of 20,000 units for a minimum investment of $10,000 and in increments of 5,000 Class B units thereafter. This offering was closed and the units were issued effective in March 2002.

The Company was further capitalized by additional members, contributing an aggregate of $140,000 for 280,000 Class B units.  These additional contributions were the result of a private placement memorandum, through which the Company offered a maximum of 360,000 Class B units of securities at a cost of $.50 per unit for a maximum of $180,000, and no minimum offering amount.  Each investor was required to purchase a minimum of 20,000 units for a minimum investment of $10,000 and in increments of 5,000 Class B units thereafter.  This offering was closed and the units were issued effective in April 2002.

Income and losses are allocated to all members based upon their respective percentage of units held. See Note 3 for further discussion of members’ equity.

NOTE 3 – MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have two classes of membership units.  Class B units were issued upon the initial capitalization of the Company, all other units issued will be considered Class A units.  The Company was authorized to issue up to 1,000,000 Class B membership units, including those discussed in Note 2, and does not have a limitation on the number of Class A units that can be issued.  No additional units may be issued for less than $1 per unit without the consent of the holders of at least 75% of the units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.

The Company has prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering will be for up to 28,500,000 membership units and will be available for sale at $1.00 per unit. Should the Company not raise the minimum of $19,250,000 through this Offering, the capital raised through the Offering will be returned to the respective investors.  Should the Company raise the minimum of $19,250,000 through the Offering and obtain debt financing from a lender on or before one year from the effective date of the Registration Statement, they will be able to close on the Offering.  If the Company is unable to close on the Offering on or before one year from the effective date of the Registration Statement, the capital raised through the Offering will be promptly returned to the respective investors, with nominal interest less escrow fees.  As of May 14, 2003, the Registration Statement has been declared effective.  No membership units had been sold other than the 920,000 units described above.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $56,400,000.  The Company anticipates funding the development of the ethanol plant by raising equity of at least $19,250,000 and securing financing for up to $36,690,000. The amount of debt financing needed depends on the amount of equity raised in the Offering. Currently, the Company has signed a letter of intent with a contractor, an unrelated party, to design and build the ethanol plant.

The Company has entered into a contract to have the option to purchase between 40 and 60 acres of land near Mason City, Iowa, for $9,000 per acre.  The Company deposited $10,000 of earnest money with an unrelated party for this option.  This deposit gives the holder 15 months, from the effective date of September 25, 2002, in which to exercise the option.  If the holder exercises the option, the consideration will be applied to the purchase price.  If the option is not exercised, the deposit will be forfeited. This option has been assigned to the aforementioned contractor. In exchange for this assignment, the Company received an option to purchase the land from the contractor on terms similar to those described above, plus any improvements that may have been added.

In April 2002, the Company hired a project coordinator, who is also a member of the Company, at a contracted price of $2,170 per month for an indefinite time period.  The project coordinator will receive a cash bonus in the amount of $40,000 upon the successful acquisition of debt financing.  The Company has paid the project coordinator approximately $26,040 under this contract.

In July 2002, the Company entered into a consulting agreement, beginning August 1, 2002 and continues until six months after the completion date, with an unrelated party to provide consulting and project management services for supplies of natural gas and electricity to the plant.  The Agreement shall be month-to-month after the initial term until either party, with 60 days written notice, terminates the agreement.  For these services, the Company will pay $2,500 per month plus pre-approved travel expenses.

In September 2002, the Company entered into a consulting agreement with an unrelated third party, to provide services relating to contract negotiation, marketing, and the securing of debt financing.  For these services the Company will pay $1,000 per week, until it is authorized to sell under the Offering as described in Note 3, at which time the amount increases to $1,500 per week.  Additionally, the Company will pay a one-time bonus of $75,000 when the Company raises enough equity financing required by a prospective lender that enables the Company to secure debt financing. The agreement has no term, but may be terminated at any time by either party upon fourteen days notice.

In September 2002, the Company entered into a consulting agreement with an unrelated party to provide risk management services for a period of eighteen months for a total of $6,500 ending in February 2004.

In November 2002, the Company entered into an agreement with an unrelated party to assist in coordinating and negotiating with the mainline railroad as well as providing other railroad consulting services, for a total of approximately $20,000.

The Company has applied for various Federal and state grants, and has been awarded a grant in the amount of $300,000, contingent upon the Company taking possession of the plant site near Mason City, Iowa.  The Company also has received approval for a $74,000 grant, generally for 2003 expenses, from the USDA’s Value-Added Agricultural Product Market Development program.  As of March 31, 2003 the Company has recognized $24,772 of that grant which was received subsequent to March 31, 2003.

Item 2.    Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-101441) and appearing elsewhere in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a start-up company in the development stage.  We plan to build a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  The ethanol plant is expected to process approximately 15 million bushels of corn per year into 40 million gallons of denatured fuel grade ethanol.  We also intend to produce approximately 128 thousand tons of dried distillers grains and 115,500 tons of carbon dioxide gas.

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-101441), as amended, with the Securities and Exchange Commission, which became effective on May 14, 2003 (the “Registration Statement”) for an initial public offering of our Class A membership units, referred to herein as units (the “Offering”).  Depending on the results of the Offering, we expect that the project will cost approximately $56.4 million.  We have raised approximately $460,000 in seed capital, and plan to raise a minimum of $19,250,000 and a maximum of $28,500,000 in the Offering and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive all of our grant proceeds.  We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We expect that it will take approximately 14 to 16 months from the date we close the Offering to construct the ethanol plant and commence start-up operations.  We do not intend to hire a sales staff to market our products.  We plan to engage third party distributors to market or purchase our ethanol and distillers grains.  We have entered into discussions with third party distributors to market our ethanol, but have not executed any agreement with any distributor for our ethanol or distillers grains.  We plan to pay commissions or fees to distributors to market our products.  We have no plans at this time to sell our carbon dioxide to a third party processor.  We intend to hire staff only to operate our ethanol plant and manage our business.

Plan of Operations to Start-up of the Ethanol Plant

Plan of Operations Before Completion of Offering.

Before we complete the Offering, we expect to continue work principally on the preliminary design and development of our proposed plant, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, utility and other contracts. We plan to fund these initiatives primarily through use of the $460,000 of seed capital we raised through our March and April 2002, private placement. We currently have one person who, as an independent contractor, serves full-time as project coordinator to assist with these preliminary matters. We also have an administrative assistant who assists our project coordinator. We do not anticipate hiring any employees related to the ethanol plant operations until approximately six months before completion of plant construction and commencement of plant operations. We believe that our existing funds will permit us to continue our preliminary activities through May 14, 2004. If we are unable to close on the Offering by that time or otherwise obtain other funds, we may need to discontinue operations.

Plan of Operations After Completion of Offering and Before Receipt of Debt Financing Funds

We will not close on the Offering until we receive subscriptions and proceeds for the minimum amount offered ($19,250,000) and secure a written debt financing commitment for the debt financing that we need ranging from a minimum of $27,440,000 to a maximum of $36,690,000 depending on the level of equity raised and assuming no grant funding received. However, a written commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:

•                  commence construction of the plant using all or a part of the equity funds raised while we seek another debt financing source;

•                  hold the equity funds raised indefinitely in an interest-bearing account while we seek another debt financing source; or

•                  return the equity funds, if any, to investors with accrued interest, after deducting the currently indeterminate expenses of operating our business or partially constructing the plant before we return the funds.

Plan of Operations After Completion of Offering and Receipt of Debt Financing

We plan to build our plant in north central Iowa on the northern side of 240th Street in Cerro Gordo County near the city of Mason City, although alternative sites exist.  Site selection was based upon its location to existing grain production, roads, rail transportation and major population centers.  The proposed site for the plant in Mason City is on an undeveloped 60-acre parcel of land.  Although we are currently renting office space, we intend to build an administration building on the plant site and move our administrative operations to that location.  Final site selection is contingent on analysis of such issues as cost of water, utilities and transportation, and upon raising sufficient funds to allow construction, the securing of additional financing needed, and the obtaining of the necessary permits and approvals to build at the selected location.  We obtained an option from Red Oak Development, Inc. to purchase the real estate for the Mason City site.  Red Oak Development, Inc. is not affiliated with us, our directors or officers.  That option was obtained for a cost of $10,000 and terminates on December 25, 2003.  That option grants us the right to purchase between 40 and 60 acres of the site for $9,000 per acre.  We have assigned the real estate option to Fagen, Inc.  Fagen, Inc. has given us the option to purchase the real estate from it, with any improvements that have been added.  On December 6, 2002, Fagen, Inc. exercised the option and acquired the real estate at a purchase price of $9,000 per acre for a total purchase price of $533,700.  Fagen, Inc., has completed the initial dirt work necessary to begin construction of the plant at a cost of $185,000.  Assuming that we exercise our option, we expect to pay the same price that Fagen, Inc. paid for the real estate plus five percent (5%) interest on land and dirt work.  Interest will not apply to the price of any other improvements unless specifically provided in any construction contract that we may enter into with Fagen, Inc.

We expect to complete construction of the proposed plant and commence operations approximately 14 to 16 months after construction commences. Our work will include completion of the final design and development of the plant. We also plan to negotiate and execute finalized contracts concerning the construction of the plant, provision of necessary electricity, natural gas and other power sources and marketing agreements for ethanol and distillers grains. Assuming the successful completion of the Offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $45,300,000 to construct the plant and a total of approximately $56,400,000 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

The gross proceeds from the Offering will be $19,250,000 if the minimum amount of equity offered is sold, and $28,500,000, before deducting expenses, if the maximum number of Units offered is sold. We estimate the Offering expenses to be approximately $153,000, and the net proceeds of the Offering to be $19,097,000 if the minimum amount of equity is raised, and $28,347,000 if the maximum number of Units offered is sold.

Assuming the successful completion of the Offering and the related debt financing, we expect to have sufficient cash on hand to cover all costs associated with construction of the project, including but not limited to, site acquisition, utilities, construction, equipment acquisition and site development. In addition, we expect to have enough cash to cover our costs through this period, including staffing, office costs, audit, legal, compliance and staff training.

We must obtain debt financing in order to complete construction on the ethanol Plant. The amount and nature of the debt financing that we are seeking is subject to the interest rates and the credit environment as well as other economic factors over which we have no control. We have no binding contracts or commitments with any bank, lender or financial institution for our debt financing, but we will not close on the Offering until we have a written debt financing commitment.

The following table describes our proposed use of proceeds.  The actual use of funds is based upon contingencies, such as the estimated cost of plant construction, the suitability and cost of the proposed site, the regulatory permits required, and the cost of debt financing and inventory costs, which are driven by the market. Therefore, the following figures are intended to be estimates only, and the actual use of funds may vary significantly from the descriptions given below depending on contingencies such as those described above. However, we anticipate that any variation in our use of proceeds will occur in the level of proceeds attributable to a particular use (as set forth below) rather than a change from one of the uses set forth below to a use not identified herein.

PLANT CONSTRUCTION:
Grain Handling Facilities	$4,892,000
Cooking Facilities	$3,956,000
Fermentation Facilities	$5,387,000
Distillation Facilities	$5,147,000
Liquid/Solids Separation Facilities	$3,628,000
Evaporation Facilities	$4,355,000
Dryer Facilities	$5,225,000
Product Storage Facilities	$2,935,000
Plant Utilities	$4,280,000
General Plant Facilities and Services	$5,495,000
TOTAL PLANT CONSTRUCTION COST:	$45,300,000
LAND AND SITE DEVELOPMENT	$2,000,000
ENVIRONMENTAL RESERVE	$1,400,000
RAILROAD	$750,000
ADMINISTRATIVE BUILDING AND FURNISHINGS	$200,000
CONSTRUCTION INSURANCE	$200,000
CONSTRUCTION PERFORMANCE BOND	$300,000
CONSTRUCTION CONTINGENCY	$800,000
CAPITALIZED INTEREST	$800,000
SPARE PARTS - PROCESS EQUIPMENT	$500,000
FINANCING COSTS	$450,000
ORGANIZATIONAL COSTS	$550,000
START-UP COSTS:
Pre-production period costs	$750,000
Inventory - Corn	$1,100,000
Inventory - Chemicals, Yeast, Denaturant	$250,000
Inventory - Ethanol and Distillers Dried Grains	$550,000
Working Capital	$500,000

TOTAL	$56,400,000

We expect the total funding required for the plant to be $56,400,000, which includes $45,300,000 to build the plant and $11,100,000 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  Our use of proceeds is measured from the date of inception of the Company and we have already incurred some of the related expenditures.  We expect the land to cost between $360,000 and $540,000 and site development to cost an additional $1,460,000.  The construction of the plant itself is by far the single largest expense at $45,300,000.  We expect rail improvements, such as siding and switches may need to be installed at an estimated cost of $750,000.  The estimated cost of the administration building and furnishings is $200,000. Total estimated construction costs including bringing utilities and rail to the site are $49,650,000 or $1.24 per gallon of annual denatured ethanol production capacity, assuming full capacity production.

In addition to the cost to build the ethanol plant and bring rail and utilities to the site, there are significant owner’s costs that will be incurred to build and operate the facility successfully.  Start-up inventories of ethanol, corn, distillers dried grains, chemicals, yeast, denaturant and spare parts are estimated to be $2,650,000.  Other start-up costs, including working capital, are estimated at $500,000.  We are estimating funds under the headings, “Construction Insurance, Construction Performance Bond and Construction Contingency”, to cover anticipated costs associated with insurance coverage, construction contingencies, and an estimated construction bond premium of approximately $300,000.  These amounts are based on estimates only and our actual costs may exceed the budgeted amount.  For purposes of the budgeted amount, we have assumed aggregate Class B unit purchases of $460,000, aggregate Class A unit purchases of $21,000,000, grant awards totaling $305,000 and tax increment financing of $1,000,000.  Based upon these assumptions, we would need to incur term debt of approximately $33,635,000 to fully fund the project.  If any of these assumptions changed, we would need to revise the level of term debt accordingly. For example, if aggregate Class A unit purchases totaled the minimum amount of $19,250,000 and we failed to receive any grant awards (and assuming the other assumptions remain the same including tax increment financing of $1,000,000 and seed capital of $460,000), we would need to increase our term debt to $35,690,000. Loan interest during construction will be capitalized and is estimated to be $800,000, based upon term debt of $33,635,000.  We have estimated our financing costs of $450,000, based upon this same level of term debt.  Organizational costs, including, but not limited to offering expenses of $153,000, are estimated to be $550,000.  The total project cost is estimated at $56,400,000 or $1.41 per gallon of annual denatured ethanol production capacity at 40,000,000 gallons per year.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $210,473 and total assets of $382,350.  Our total assets include $112,235 of deferred offering costs relating to the Offering.  At the time we issue units in the

Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $460,000 in seed capital, which we have used to fund our organization and operation to date.  As of March 31, 2003, we had current liabilities of $54,780, which consists primarily of our accounts payable.  Since our inception through March 31, 2003, we have an accumulated deficit of $114,662.  Total members’ equity as of March 31, 2003 was $327,570.  Since our inception, we have generated no revenue from operations.

The following schedule is an estimate of our sources of funds.  This schedule is based on numerous assumptions, including, among other things, that we sell 21,000,000 units and receive grant proceeds of $305,000 and tax increment financing of $1,000,000.  The amounts set forth below are estimates only and our actual source of funds could vary significantly due to a variety of factors, including those described in the Registration Statement and this report.

Source of Funds	If 21,000,000 Units Sold	Percent of Total	If 28,500,000 Units Sold	Percent of Total
Class A Membership Unit Proceeds	$21,000,000	37.23%	$28,500,000	50.53%
Seed Capital Proceeds	$460,000	0.82%	$460,000	0.82%
TIF Financing	$1,000,000	1.77%	$1,000,000	1.77%
Grant Financing	$305,000	0.54%	$305,000	0.54%
Term Debt Financing	$33,635,000	59.64%	$26,135,000	46.34%

Total Sources of Funds	$56,400,000	100.0%	$56,400,000	100.0%

We are seeking to raise a minimum of $19,250,000 and a maximum of $28,500,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost a total of approximately $56,400,000.  We plan to finance the project with seed capital, proceeds from the Offering, government grants and debt financing.  The amount of debt financing that we need depends on the results of the Offering and whether we receive all of our anticipated grant proceeds.  Assuming, for example, that all 28,500,000 units are sold for $1.00 each, approximately $27,440,000 in senior and subordinated debt and government grants will be needed to complete the project.  If fewer units are sold, additional debt and grants must be sought.  We do not have financing commitments for any of these loans.  Completion of the project relies entirely on our ability to attract these loans and close on this offering.

We hope to attract the senior bank loan from a major bank, with participating loans from other banks, to construct the plant.  We expect that the combined $27,440,000 loan will be secured by all of our real property, including receivables and inventories.  In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender.  We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business. We currently have no commitment for any financing.

Administration

We currently have an office staff comprised of one independent contractor and one full-time employee.    The staff is dedicated to coordinating our campaign to complete our equity drive and to complying with state and federal regulations in the process.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel.  Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expenses, but cannot assure you that the funds allocated will be sufficient to cover these expenses.  We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 32 employees.  Approximately four of our employees will be involved primarily in management and administration and the remainder will be involved primarily in Plant operations.

The following table represents some of the anticipated positions within the Plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Item 3.    Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Walter Wendland, and our Treasurer (the principal financial officer), Jim Boeding, have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)           Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

As of March 31, 2003, our registration statement was not yet effective and we had not yet registered any of our Class A units.  Our registration statement on Form SB-2 (SEC Registration No. 333-101441) was declared effective by the SEC on May 14, 2003, and our initial public offering commenced shortly thereafter.  We have not closed the Offering and are continuing to offer the Class A units registered under our registration statement.  Our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or directors any compensation for services related to the offer or sale of the units.

We registered a total of 28,500,000 Class A units with an aggregate gross offering price of $28,500,000, or $1.00 per unit.  We intend to close the offering on May 14, 2004.  We will not close the offering unless we raise at least $19,250,000 and satisfy the conditions to closing described in our registration statement.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

•                  the subscription proceeds in the escrow account equals or exceeds $19,250,000 (exclusive of interest);

•                  we obtain a written debt financing commitment sufficient to carry out our business plan; and

•                  we elect, in writing, to terminate the escrow agreement.

For the period detailed in this report, we did not receive or use any net offering proceeds.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)           The following exhibits are included herein:

99.1                           Certificate Pursuant to 18 U.S.C. § 1350

99.2                           Certificate Pursuant to 18 U.S.C. § 1350

(b)           Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 27, 2003	/s/ Walter Wendland
Walter Wendland
President
(Principle Executive Officer)

/s/ Jim Boeding
Date:	June 27, 2003	Jim Boeding
Treasurer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Walter Wendland, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Golden Grain Energy, LLC;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003	/s/ Walter Wendland
President

I, Jim Boeding, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Golden Grain Energy, LLC;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 27, 2003	/s/ Jim Boeding
Treasurer