Form 10QSB
period 2003-06-30
GOLDEN GRAIN ENERGY
filed 2003-08-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

(641) 394-4059
(Issuer’s telephone number)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                            ☒  Yes                                  ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at June 30, 2003
Class A Membership Units	0
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                                                                   ☐  Yes                                                          ☒  No

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$59,271	$286,499
Grant receivable	49,228	80,000
Prepaid and other	15,029	705
Total current assets	123,528	367,204

Equipment
Office equipment	16,645	2,440
Less accumulated depreciation	1,825	589
Net equipment	14,820	1,851

Other Assets
Deposit on land	10,000	10,000
Deferred offering costs	162,276	60,885
Total other assets	172,276	70,885

Total Assets	$310,624	$439,940

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$57,738	$61,793
Accrued payroll taxes	1,896	—
Total current liabilities	59,634	61,793

Members’ Equity
Member contributions, net of costs related to capital contributions	442,232	442,232
Deficit accumulated during development stage	(191,242)	(64,085)
Total members’ equity	250,990	378,147
Total Liabilities and Members’ Equity	$310,624	$439,940

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statements of Operations

	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002	From Inception (March 18, 2002) to June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	48,871	—	152,415
Project coordinator	6,510	6,510	32,550
General and administrative	75,962	20,068	180,184
Total	131,343	26,578	365,149

Operating Loss	(131,343)	(26,578)	(365,149)

Other Income
Grants	54,228	—	164,000
Interest	535	2,274	9,907
Total	54,763	2,274	173,907

Net Loss	$(76,580)	$(24,304)	$(191,242)

Net Loss Per Unit (920,000, 854,300 and 889,000 weighted average units outstanding, respectively)	$(0.08)	$(0.03)	$(0.22)

Notes to Financial Statements are an integral part of this Statement.

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	67,962	—
Project coordinator	13,020	6,510
General and administrative	127,006	21,296
Total	207,988	27,806

Operating Loss	(207,988)	(27,806)

Other Income
Grants	79,000	—
Interest	1,831	2,274
Total	80,831	2,274

Net Loss	$(127,157)	$(25,532)

Net Loss Per Unit (920,000, and 777,900 weighted average units outstanding, respectively)	$(0.14)	$(0.03)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statements of Cash Flows

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	From Inception (March 18, 2002) to June 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(127,157)	$(25,532)	$(191,242)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,237	—	1,825
Change in assets and liabilities
Grant receivable	30,772	—	(49,228)
Prepaid and other	(14,325)	—	(15,029)
Accounts payable	20,423	20,896	33,151
Accrued payable	1,896	—	1,896
Net cash used in operating activities	(87,154)	(4,636)	(218,627)

Cash Flows from Investing Activities
Deposits on land	—	—	(10,000)
Capital expenditures	(14,205)	(1,910)	(16,645)
Net cash used in investing activities	(14,205)	(1,910)	(26,645)

Cash Flows from Financing Activities
Member contributions	—	460,000	460,000
Costs related to capital contributions	(125,869)	(17,768)	(155,457)
Net cash provided by (used in) financing activities	(125,869)	442,232	304,543

Net (Decrease) Increase in Cash and Equivalents	(227,228)	435,686	59,271

Cash and Equivalents – Beginning of Period	286,499	—	—

Cash and Equivalents – End of Period	$59,271	$435,686	$59,271

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$24,587	—	$24,587

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Notes to Financial Statements

June 30, 2003

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these statements consists only of normal recurring adjustments.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-101441).

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction is anticipated to begin in the year 2003. As of June 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational activities and raising equity.

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

Cash and Cash Equivalent

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

2.  DEVELOPMENT STAGE ENTERPRISE

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

3.  MEMBERS’ EQUITY

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

The Company has prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering will be for up to 28,500,000 membership units and will be available for sale at $1.00 per unit. Should the Company not raise the minimum of $19,250,000 through this Offering, the capital raised through the Offering will be returned to the respective investors.  Should the Company raise the minimum of $19,250,000 through the Offering and obtain debt financing from a lender on or before one year from the effective date of the Registration Statement, they will be able to close on the Offering.  If the Company is unable to close on the Offering on or before one year from the effective date of the Registration Statement, the capital raised through the Offering will be promptly returned to the respective investors, with nominal interest less escrow fees.  As of May 14, 2003, the Registration Statement has been declared effective.  The equity drive began June 1, 2003.  As of June 30, 2003, 1,757,000 units have been subscribed.

4.  COMMITMENTS AND CONTINGENCIES

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

In April 2002, the Company hired a project coordinator, who is also a member of the Company, at a contracted price of $2,170 per month for an indefinite time period.  The project coordinator will receive a cash bonus in the amount of $40,000 upon the successful acquisition of debt financing.  The Company has paid the project coordinator approximately $32,550 under this contract.

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

The Company has applied for various Federal and state grants, and has been awarded a grant in the amount of $300,000, contingent upon the Company taking possession of the plant site near Mason City, Iowa.  The Company also received and recognized a $74,000 grant, generally for 2003 expenses, from the USDA’s Value-Added Agricultural Product Market Development program.  The amount of $49,228 was received subsequent to June 30, 2003.

In May 2003, the Company entered into an agreement with an unrelated party for risk management policy development.  The project cost is $15,000 with 50% payable upon initiation of the project and 50% upon completion of the project.

Item 2.           Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” "will," “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-101441) and appearing elsewhere in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a start-up company in the development stage.  We plan to build a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide.  The ethanol plant is expected to process approximately 15 million bushels of corn per year into 40 million gallons of denatured fuel grade ethanol.  We also intend to produce approximately 128,000 tons of dried distillers grains and 115,500 tons of carbon dioxide gas.

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

Plan of Operations for the Next 12 Months

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

In May 2003, we entered into a risk management policy development agreement with RJ O’Brien.  The agreement provides that RJ O’Brien will provide risk management policy development services for a cost of $15,000.  We paid 50% of the services contract price, or $7,500, at the time we executed the agreement.  The remaining 50% is due upon RJ O’Brien’s completion of our risk management policy.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $59,271 and total assets of $310,624.  Our total assets include $162,276 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $460,000 in seed capital, which we have used to fund our organization and operation to date.  As of June 30, 2003, we had current liabilities of $59,634, which consists primarily of our accounts payable.  Since our inception through June 30, 2003, we have an accumulated deficit of $191,242.  Total members’ equity as of June 30, 2003 was $250,990.  Since our inception, we have generated no revenue from operations.

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

Administration

We currently have an office staff comprised of one independent contractor and one part-time employee.    The staff is dedicated to coordinating our campaign to complete our equity drive and to complying with state and federal regulations in the process.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

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

Item 3.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Walter Wendland, and our Treasurer (the principal financial officer), Jim Boeding, have reviewed our disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)                                 Changes in Internal Control over Financial Reporting.

Our President (the principal executive officer), Walter Wendland, and our Treasurer (the principal financial officer), Jim Boeding, have evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this quarterly report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-101441) effective on May 14, 2003.  We commenced our initial public offering shortly thereafter.  We have not closed the Offering and are continuing to offer the Class A units registered under our registration statement.  Our officers and directors are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or directors any compensation for services related to the offer or sale of the units.

We registered a total of 28,500,000 Class A units with an aggregate gross offering price of $28,500,000, or $1.00 per unit.  We intend to close the offering on May 14, 2004.  As of June 30, 2003, we have received subscriptions for approximately 1,757,000 Class A units or an aggregate of $1,757,000 in subscription proceeds.  Subscribers in the offering must pay 10% of the total subscription price and execute a secured demand note for the remaining 90% of the total subscription price, upon execution of a subscription agreement.  We will demand payment of the note when we receive subscriptions for 19,250,000 units.  We are depositing all subscription payments from the offering in an escrow account.  As of June 30, 2003, our escrow agent is holding 10%, or $175,700, of aggregate subscription proceeds.  We will not close the offering unless we raise at least $19,250,000 and satisfy the conditions to closing described in our registration statement.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

•                  the subscription proceeds in the escrow account equals or exceeds $19,250,000 (exclusive of interest);

•                  we obtain a written debt financing commitment sufficient to carry out our business plan; and

•                  we elect, in writing, to terminate the escrow agreement.

As of June 30, 2003, we have paid $137,689 in offering costs.  We have deferred offering costs of $162,276, of which $24,587 is included in accounts payable as of June 30, 2003.  If we close the Offering, we estimate that we will receive net proceeds of $19,087,724 if we raise the minimum of $19,250,000 or $28,337,724 if we raise the maximum of $28,500,000.  We have not used any offering proceeds and cannot withdraw funds from our escrow account until we meet the conditions set forth above.  We have funded our development activities with our seed capital funds.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)           The following exhibits are included herein:

31.1                           Certificate Pursuant to 17 CFR 240.15d-14(a)

31.2                           Certificate Pursuant to 17 CFR 240.15d-14(a)

32.1                           Certificate Pursuant to 18 U.S.C. § 1350

32.2                           Certificate Pursuant to 18 U.S.C. § 1350

(b)           Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	August 14, 2003	/s/ Walter Wendland
Walter Wendland
President (Principal Executive Officer)

Date:	August 14, 2003	/s/ Jim Boeding
Jim Boeding
Treasurer (Principal Financial and Accounting Officer)