Form 10QSB
period 2003-09-30
GOLDEN GRAIN ENERGY
filed 2003-11-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at September 30, 2003
Class A Membership Units	0
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                                                                   ☐  Yes                                                          ☒  No

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

GOLDEN GRAIN ENERGY, LLC

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

GOLDEN GRAIN ENERGY, LLC

Table of Contents

FINANCIAL STATEMENTS

Balance Sheets (Unaudited)
Statements of Operations (Unaudited)
Statements of Cash Flows (Unaudited)
Notes to Unaudited Financial Statements

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and equivalents	$19,243	$286,499
Grant receivable	—	80,000
Prepaid and other	9,821	705
Total current assets	29,064	367,204

Equipment
Office equipment	16,646	2,440
Less accumulated depreciation	2,443	589
Net equipment	14,203	1,851

Other Assets
Deposit on land	15,000	10,000
Deferred offering costs	162,276	60,885
Total other assets	177,276	70,885

Total Assets	$220,543	$439,940

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$95,425	$61,793
Accrued payroll taxes	1,330	—
Total current liabilities	96,755	61,793

Members’ Equity
Member contributions, net of costs related to Capital contributions	442,232	442,232
Deficit accumulated during development stage	(318,444)	(64,085)
Total members’ equity	123,788	378,147
Total Liabilities and Members’ Equity	$220,543	$439,940

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statements of Operations

	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002	From Inception (March 18, 2002) to September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	55,461	57,465	207,876
Project coordinator	6,510	6,510	39,060
General and administrative	65,392	5,845	245,575
Total	127,363	69,820	492,511

Operating Loss	(127,363)	(69,820)	(492,511)

Other Income
Grants	—	—	164,000
Interest	160	3,150	10,067
Total	160	3,150	174,067

Net Loss	$(127,203)	$(66,670)	$(318,444)

Net Loss Per Unit (920,000, 920,000 and 894,000 weighted average units outstanding, respectively)	$(0.14)	$(0.07)	$(0.36)

Notes to Financial Statements are an integral part of this Statement.

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	123,423	69,912
Project coordinator	19,530	13,020
General and administrative	192,398	14,693
Total	335,351	97,625

Operating Loss	(335,351)	(97,625)

Other Income
Grants	79,000	—
Interest	1,991	5,424
Total	80,991	5,424

Net Loss	$(254,360)	$(92,201)

Net Loss Per Unit (920,000, 844,900 weighted average units outstanding, respectively)	$(0.28)	$(0.11)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statements of Cash Flows

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	From Inception (March 18, 2002) to September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(254,360)	$(92,201)	$(318,444)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,855	412	2,443
Proceeds from grants	(80,000)	—	(164,000)
Change in assets and liabilities
Grant receivable	80,000	—	—
Prepaid and other	(9,116)	(2,440)	(9,821)
Accounts payable	58,218	36,430	70,838
Accrued payable	1,330	—	1,330
Net cash used in operating activities	(202,073)	(57,799)	(417,654)

Cash Flows from Investing Activities
Deposits on land	(5,000)	(10,000)	(15,000)
Capital expenditures	(14,205)	—	(16,646)
Net cash used in investing activities	(19,205)	(10,000)	(31,646)

Cash Flows from Financing Activities
Proceeds from grants	80,000	—	164,000
Member contributions	—	460,000	460,000
Costs related to capital contributions	(125,978)	(22,892)	(155,457)
Net cash provided by (used in) financing activities	(45,978)	437,108	468,543

Net (Decrease) Increase in Cash and Equivalents	(267,256)	369,309	19,243

Cash and Equivalents – Beginning of Period	286,499	—	—

Cash and Equivalents – End of Period	$19,243	$369,309	$19,243

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$24,587	—	$24,587

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Notes to Financial Statements

September 30, 2003

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction has begun. As of September 30, 2003, the Company is in the development stage with its efforts being principally devoted to organizational activities and raising equity.

Fiscal Reporting Period

The Company had adopted a fiscal year ending December 31 for reporting financial operations.  Effective September 17, 2003 the Company changed its fiscal year end to October 31.

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

Equipment

Equipment is stated at the lower of cost or estimated fair value.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Office Equipment	5 years
Office Furniture	7 years

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.

The Financial Accounting Standards Board (FASB) has issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

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

3.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have two classes of membership units.  Class B units were issued upon the initial capitalization of the Company, all other units issued in the registered offering will be  Class A units.  The Company was authorized to issue up to 1,000,000 Class B membership units, including those discussed in Note 2, and does not have a limitation on the number of Class A units that can be issued.  No additional units may be issued for less than $1 per unit without the consent of the holders of at least 75% of the units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.

The Company has prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering will be for up to 28,500,000 membership units and will be available for sale at $1.00 per unit. Should the Company raise the minimum of $19,250,000 through the Offering and obtain debt financing from a lender on or before one year from the effective date of the Registration Statement, they will be able to close on the Offering.  If the Company is unable to close on the Offering on or before one year from the effective date of the Registration Statement, the capital raised through the Offering will be promptly returned to the respective investors, with nominal interest less escrow fees.  As of May 14, 2003, the Registration Statement has been declared effective.  The equity drive began June 1, 2003.  As of September 30, 2003, 24,320,000 Class A units have been subscribed.  The Company has received subscriptions exceeding the minimum and has received a written debt financing commitment from a lender in October 2003 (See Note 5).

4.  COMMITMENTS AND CONTINGENCIES

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $59,600,000.  The Company anticipates funding the development of the ethanol plant by raising equity of at least $19,250,000 and securing financing for up to $39,900,000. The amount of debt financing needed depends on the amount of equity raised in the Offering. Subsequent to September 30, 2003, the Company and the unrelated contractor have entered into a contract to design and build the ethanol plant for a total contract price of $45,744,000.

The Company has entered into a contract to have the option to purchase between 40 and 60 acres of land near Mason City, Iowa, for $9,000 per acre.  The Company deposited $10,000 of earnest money with an unrelated party for this option.  This deposit gives the holder 15 months, from the effective date of September 25, 2002, in which to exercise the option.  We have assigned the real estate option to the aforementioned contractor.  In exchange for this assignment, the contractor has given us the option to purchase the real estate from them on terms similar to those described above, plus any improvements that have been added.  On December 6, 2002, the contractor exercised the option and acquired the real estate at a purchase price of $9,000 per acre for a total purchase price of $533,700.  If the Company exercises its option, it will pay the same price as the contractor plus 5% interest on land and dirt work.  As of September 30, 2003, the cost of the dirt work was approximately $235,000, which includes $50,000 of dirt work on 2 acres adjacent to the plant site which the Company intends to purchase as part of the additional 9.3 acre purchase discussed below.

In April 2002, the Company hired a project coordinator, who is also a member of the Company, at a contracted price of $2,170 per month for an indefinite time period.  The project coordinator will receive a cash bonus in the amount of $40,000 upon the successful acquisition of debt financing.  The Company has paid the project coordinator approximately $39,000 under this contract.

In July 2002, the Company entered into a consulting agreement, beginning August 1, 2002 and continuing until six months after the completion date, with an unrelated party to provide consulting and project management services for supplies of natural gas and electricity to the plant.  The Agreement shall be month-to-month after the initial term until either party, with 60 days written notice, terminates the agreement.  For these services, the Company will pay $2,500 per month plus pre-approved travel expenses.

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

In August 2003 the Company signed a purchase agreement for an additional 9.3 acres of land at a cost of $50,000.  The Company deposited $5,000 in earnest money in connection with this purchase agreement.

In August 2003 the Company entered into an agreement with an unrelated party to provide all electric energy required by the Company for the period from June 2004 to May 2007 and thereafter on a month by month basis unless either party gives at least a sixty day written notice of termination. The Company is required to purchase energy for a minimum annual base revenue of approximately $616,000 per year plus a one time extension investment amount of approximately $76,000.  If the Company is billed less than the minimum annual base revenue it will be assessed the difference of the underpayment. In addition the Company entered into a facilities service agreement with the electric company for the performance of certain types of work on a project-by-project basis.  The term of the agreement is one year and currently consists of electrical drawings, transformers and switchgears for an estimated cost of $380,000.  The agreement automatically reviews for additional one year terms, and may be terminated upon thirty days written notice by either party.

NOTE 5.  SUBSEQUENT EVENTS

In October 2003 the Company entered into an agreement with a member for services as a construction coordinator.  The term of this agreement is until completion of construction but may be terminated at any time by delivery of either oral or written notice.  The agreement requires the Company to pay monthly compensation of $5,000 and to reimburse all reasonable and documented business expenses.

In October 2003 the Company received a commitment from a bank for financing of up to $33,500,000 term loan and a $1,500,000 line of credit.  This commitment requires monthly interest payments during the construction period and permanent financing to be completed once construction is completed.  However, a written commitment only obligates the lender to lend the Company the debt financing it needs if it satisfies all the conditions of the commitment.  These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity, completion of a satisfactory grain origination study and attorney opinions.

In October 2003 the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from November 2004 or the date facilities are installed and available to carry natural gas to ten years from the date of the foregoing.  After expiration of the initial agreement the terms are month-to-month and may be terminated upon sixty days written notice but may be extended by the Company for an additional five year term with a written sixty day notice.  The agreement calls for the Company to make a $15,000 monthly transportation charge from the start date of the initial term until October 31, 2005.  Thereafter the monthly charge will be $13,000 per month for the remainder of the ten year contract.  These charges are subject to adjustment for any increase in usage. In addition the Company entered into a facilities service agreement with the natural gas supplier to construct, install, maintain and operate facilities on the Company’s premises.  Installation of the facilities is scheduled to be completed by November 2004 at an estimated cost of $1,364,470.  The Company has agreed to advance the supplier the estimated cost of construction.  These advances are due as follows: $500,000 on June 1, 2004, $500,000 on August 1, 2004 and $364,470 on November 1, 2004.  Upon initial use of the services provided by the supplier at the new facility, the supplier will refund to the Company 100% of these advances without interest.

In October 2003, the Company received a line of credit from a bank expiring December 1, 2003, at a maximum of $200,000 with an interest rate of 6.00% and is secured by essentially all assets.

Subsequent to September 30, 2003, the Company’s contractor has subscribed for 2,000,000 Class A units for a total of $2,000,000.

Item 2.           Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-101441) and appearing elsewhere in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

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

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-101441), as amended, with the Securities and Exchange Commission, which became effective on May 14, 2003 (the “Registration Statement”) for an initial public offering of our Class A membership units, referred to herein as units.   We expect that the project will cost approximately $59.6 million.  Our estimated total project cost has increased by approximately $3.2 million from $56.4 million due to estimated budget increases in plant construction, rail service, working capital, organizational expenses and corn inventory.   We plan to raise a minimum of $19,250,000 and a maximum of $28,500,000 in the offering and secure the balance through debt financing and federal, state and local grants.

As of September 30, 2003, we have raised approximately $460,000 in seed capital and have received subscriptions for 24,320,000 Class A Units for a total of $24,320,000 in subscription proceeds.  We have notified investors that the balance of their subscription price is due by November 14, 2003 and we are in the process of collecting all outstanding subscription proceeds.  We will release funds from escrow once  subscription proceeds in excess of $19,250,000 have been deposited in  escrow at the State Bank of Lawler and we have received a  written debt financing commitment ranging from a minimum of $30,681,650 to a maximum of $39,931,650, depending on the level of equity we raise.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount of equity we raise in the offering and whether we receive all of our grant proceeds.

We expect that it will take approximately 14 to 16 months from the date we close the offering to construct the ethanol plant and commence start-up operations.  We do not intend to hire a sales staff to market our products.  We plan to engage third party distributors to market or purchase our ethanol and distillers grains.  We have entered into discussions with third party distributors to market our ethanol and distillers grains, but have not executed any agreement with any distributor for our ethanol or distillers grains.  We plan to pay commissions or fees to distributors to market our products.  We have no plans at this time to sell our carbon dioxide to a third party processor.  We intend to hire staff only to operate our ethanol plant and manage our business.

Plan of Operations to Start-up of the Ethanol Plant

Plan of Operations Before Completion of Offering.

Before we complete the offering, we expect to continue work principally on the preliminary design and development of our proposed plant, obtaining the necessary construction permits, identifying potential sources of debt financing and negotiating corn supply, utility and other contracts.  We have negotiated the basic terms and conditions of a  design-build contract with our general contractor, Fagen, Inc.  Subsequent to the period covered by this report, we entered into a design-build contract with Fagen, Inc.

We are discussing the terms and conditions of an ethanol marketing agreement with a potential ethanol distributor and a distillers grains marketing agreement with a potential distillers grains distributor.  We are negotiating with the City of Mason City, Iowa, regarding the terms and conditions of a proposed development agreement.  We have authorized a grain origination study of the geographical area surrounding our plant site as we expect this study to be required by any potential lender.  The cost of the study is expected to be approximately $12,000.  We expect the grain origination study to be completed prior to the completion of the offering.  We have obtained a storm water discharge permit from the Iowa Department of Natural Resources.

We plan to fund these business development initiatives primarily through use of the $460,000 of seed capital we raised through our March and April 2002, private placement and a line of operating credit from the State Bank of Lawler in the amount of $200,000.  We currently have one person who, as an independent contractor, serves full-time as project coordinator to assist with these preliminary matters. We also have an administrative assistant who assists our project coordinator. We have hired our President and member, Walter Wendland, as an independent contractor, to serve as construction coordinator.  Mr. Wendland will be responsible for oversight of the construction process.  We do not anticipate hiring any employees related to the ethanol plant operations until approximately six months before completion of plant construction and commencement of plant operations. We believe that our existing funds, including the operating line of credit from the State Bank of Lawler, will permit us to continue our preliminary activities through the close of the offering, which we anticipate will occur prior to the termination date of May 14, 2004. If we are unable to close on the offering by that time or otherwise obtain other funds, we may need to discontinue operations.

Plan of Operations After Completion of Offering and Before Receipt of Debt Financing Funds

We will not close on the offering until we receive subscriptions and proceeds for the minimum amount offered ($19,250,000) and secure a written debt financing commitment for the debt financing that we need ranging from a minimum of $30,681,650 to a maximum of $39,931,650, depending on the level of equity raised and assuming no grant funding received.  As of September 30, 2003, we have received aggregate subscriptions of $24,320,000.  Based upon our current level of subscriptions, we expect to require approximately $33.5  million in debt financing in order to fully fund the project.  At the time they execute the subscription agreement, subscribers pay 10% of the total subscription price and execute a secured demand note for the remaining 90% of the total subscription price.  We deposit all subscription payments from the offering in an escrow account.  We will release funds from escrow when we satisfy the following conditions:

•                  The subscription proceeds in the escrow account equal or exceed $19,250,000 (exclusive of interest);

•                  We obtain a written debt financing commitment for debt financing ranging from a minimum of $30,681,650  to a maximum of $39,931,650 ; and

•                  We elect, in writing, to terminate the escrow agreement.

As of September 30, 2003, we had received subscriptions in excess of the minimum amount of $19,250,000.  On October 11, 2003, we gave written notice to our investors that payment of the outstanding purchase price is due within 30 days.  We expect the outstanding subscription proceeds to be deposited in our escrow account by November 14, 2003.  As of November 12, 2003, aggregate subscription proceeds of $14,226,158 have been deposited in our escrow account.

Once subscription proceeds in the escrow account exceed $19,250,000 (exclusive of interest), we need to obtain a written debt financing commitment prior to releasing funds from escrow.  In October 2003 we received a written debt financing commitment for up to $33,500,000 in debt financing and a $1,500,000 operating line of credit.  However, a written commitment only obligates the lender to lend us the debt financing that we need if we satisfy all the conditions of the commitment. These conditions may include, among others, the total cost of the project being within a specified amount, the receipt of engineering and construction contracts acceptable to the lender, evidence of the issuance of all permits, acceptable insurance coverage and title commitment, the contribution of a specified amount of equity, completion of a satisfactory grain origination study and attorney opinions. At this time, we do not know what business and financial conditions will be imposed on us. We may not satisfy the loan commitment conditions before closing, or at all. If this occurs we may:

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

We obtained an option from Red Oak Development, Inc. to purchase the real estate for the Mason City site.  Red Oak Development, Inc. is not affiliated with us, our directors or officers.  That option was obtained for a cost of $10,000 and terminates on December 25, 2003.  That option grants us the right to purchase between 40 and 60 acres of the site for $9,000 per acre.  We have assigned the real estate option to Fagen, Inc.  Fagen, Inc. has given us the option to purchase the real estate from it, with any improvements that have been added.  On December 6, 2002, Fagen, Inc. exercised the option and acquired the real estate at a purchase price of $9,000 per acre for a total purchase price of $533,700.  We expect to exercise our option upon completion of the offering and prior to receipt of debt financing.  Assuming that we exercise our option, we expect to pay the same price that Fagen, Inc. paid for the real estate plus five percent (5%) interest on land and dirt work. As of September 30, 2003, the cost of the dirt work was approximately $235,000, which includes approximately $50,000 of dirt work on the rail spur site.  Interest will not apply to the price of any other improvements unless specifically provided in any construction contract that we may enter into with Fagen, Inc.

We expect to purchase, for a total purchase price of $50,000, an additional 9.3 acres adjacent to our plant site to facilitate installation of a rail spur.  Fagen, Inc., has completed the initial dirt work necessary to begin construction of the plant, including the fill dirt on an additional 2 acres adjacent to the plant site for the rail spur.  The cost of the dirt work for the rail spur was approximately $50,000.

Plan of Operations After Completion of Offering and Receipt of Debt Financing

We will  build our plant in north central Iowa on the northern side of 240th Street in Cerro Gordo County near the city of Mason City.  Site selection was based upon its location to existing grain production, roads, rail transportation and availability of utilities.  The plant site in Mason City is on an undeveloped 60-acre parcel of land.  Although we are currently renting office space, we intend to build an administration building on the plant site and move our administrative operations to that location.  We are in the process of interviewing potential building contractors to design and construct our administrative building.

We have begun plant construction.   We expect to complete construction of the proposed plant and commence operations in April 2005, assuming constant availability of supplies and labor and assuming reasonable winter weather.  We will begin drilling a well for our primary water supply source when construction commences.  We anticipate using the municipal water supply of Mason City for backup water, fire protection and drinking water needs.  We are negotiating with Mason City regarding the terms of our water supply and usage.  In October 2003 we entered into agreements for natural gas and other power sources necessary for the production of ethanol and distillers grains.  Assuming the successful completion of the offering and our obtaining necessary debt financing, we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational. We estimate that we will need approximately $45,744,000 to construct the plant and a total of approximately $59,641,650 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.

In accordance with the terms of our consulting agreement with Value Add Ventures, LLC, upon successful acquisition of the necessary debt financing, we will pay Value Add Ventures, LLC, a one-time bonus of $75,000.  Value Add Ventures, LLC is not related to us, our officers or directors.  Once we have received debt financing, we will pay our project coordinator, Stan Laures, a bonus of $40,000.  Our project coordinator is a member of the Company and a director.

The gross proceeds from the offering will be $19,250,000 if the minimum amount of equity offered is sold, and $28,500,000, before deducting expenses, if the maximum number of units offered is sold.  Based upon subscriptions received as of September 30, 2003, the gross proceeds of the offering will exceed the minimum of $19,250,000.  We estimate the offering expenses to be approximately $278,000, and the net proceeds of the offering to be $24,042,000 based on subscriptions as of September 30, 2003  and $28,222,000 if the maximum number of units offered is sold.

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

PLANT CONSTRUCTION:
Grain Handling Facilities	$4,892,000
Cooking Facilities	$3,956,000
Fermentation Facilities	$5,387,000
Distillation Facilities	$5,147,000
Liquid/Solids Separation Facilities	$3,628,000
Evaporation Facilities	$4,355,000
Dryer Facilities	$5,225,000
Product Storage Facilities	$2,935,000
Plant Utilities	$4,280,000
General Plant Facilities and Services	$5,939,000
TOTAL PLANT CONSTRUCTION COST:	$45,744,000
LAND AND SITE DEVELOPMENT	$1,775,000
ENVIRONMENTAL RESERVE	$1,125,000
RAILROAD	$1,200,000
ADMINISTRATIVE BUILDING AND FURNISHINGS	$200,000
FIRE PROTECTION/WATER SUPPLY	$925,000
OFFICE EQUIPMENT	$140,000

CONSTRUCTION MANAGER FEES	$60,000
ROLLING STOCK	$260,000
CONSTRUCTION INSURANCE	$80,000
CONSTRUCTION CONTINGENCY	$500,000
CAPITALIZED INTEREST	$800,000
SPARE PARTS - PROCESS EQUIPMENT	$400,000
FINANCING COSTS	$590,000
ORGANIZATIONAL COSTS	$878,650
START-UP COSTS:
Pre-production period costs	$710,000
Inventory - Corn	$1,450,000
Inventory - Chemicals, Yeast, Denaturant	$250,000
Inventory - Ethanol and Distillers Dried Grains	$750,000
Working Capital	$1,804,000
TOTAL	$59,641,650

We expect the total funding required for the plant to be $59,641,650, which includes $45,744,000 to build the plant and $13,897,650 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  The total project cost has increased by $3,241,650 from $56,400,000 to $59,641,650.  The increase of $3,241,650 includes the cost of an additional truck unloading bay at the plant, which is estimated at $169,000 and the installation of a recuperative thermal oxidizer rather than a standard thermal oxidizer for an estimated cost increase of $275,000.  The increase also includes additional working capital of approximately $1,400,000, which resulted from our discussions with Alliant Energy concerning the anticipated terms and conditions of a natural gas supply contract and our discussions with potential lenders.  We expect to issue a letter of credit for approximately $1,300,000 to fund the installation of natural gas facilities for our plant.  However, we expect Alliant Energy to refund the full amount of the letter of credit once we begin using natural gas supplies for plant operations.  The estimated cost of drilling a well and providing adequate water supply has increased by $100,000 and the estimated cost of rail service has increased by approximately $500,000.  In order to better facilitate start-up operations, we have determined that additional corn inventory will be necessary.  We have increased our estimated corn inventory by approximately $430,000.  Our estimated organizational expenses have increased by approximately $300,000.  We will incur approximately $100,000 in costs for the purchase of additional land for our rail spur and the necessary dirt work.

Our use of proceeds is measured from the date of inception of the Company and we have already incurred some of the related expenditures.  We expect plant construction costs to be the single largest expense at $45,744,000.  We expect other plant construction costs of approximately $2,905,000.  Site acquisition and development is expected to total $1,775,000.  Rail improvements, such as siding and switches, will need to be installed at an estimated cost of $1,200,000.  The estimated cost of fire protection and water supply is $925,000.  Total estimated construction costs including bringing utilities and rail to the site are $52,549,000 or $1.31 per gallon of annual denatured ethanol production capacity, assuming full capacity production.

These amounts are based on estimates only and our actual costs may exceed the budgeted amount.  For purposes of the budgeted amount, we have assumed aggregate Class B unit purchases of $460,000, aggregate Class A unit purchases of $25,000,000, grant awards totaling $305,000 and tax increment financing of $1,000,000.  Based upon these assumptions, we would need to incur term debt of approximately $32,876,650 to fully fund the project.  If any of these assumptions changed, we would need to revise the level of term debt accordingly. For example, if aggregate Class A unit purchases totaled the minimum amount of $19,250,000 and we failed to receive any grant awards (and assuming the other assumptions remain the same including tax increment financing of $1,000,000 and seed capital of $460,000), we would need to increase our term debt to $35,690,000. Loan interest during construction will be capitalized and is estimated to be $800,000, based upon term debt of $32,876,650.  We have estimated our financing costs of $590,000, based upon this same level of term debt.   The total project cost is estimated at $59,641,650 or $1.49 per gallon of annual denatured ethanol production capacity at 40,000,000 gallons per year.

In August 2003 we entered into an electrical supply agreement with Alliant Energy.  This agreement provides that once electrical hook-up is available at our plant site, we will use Alliant Energy as our exclusive electricity provider.  We also entered into an agreement with Alliant Energy under which we engage Alliant Energy to install the necessary utility infrastructure at our plant site for a cost of $380,000.

Subsequent to the period covered in this report, we amended our letter of intent with Fagen, Inc., dated January 13, 2003, to allow Fagen, Inc., to pursue development and construction of an ethanol project facility in the vicinity of Iowa Falls, Iowa.  Prior to the amendment, our letter of intent prohibited Fagen, Inc., from developing or constructing any ethanol project facility within 75 miles of New Hampton, Iowa.  Our board approved the amendment to the letter of intent based upon the distance from our Mason City plant site to Iowa Falls, which is in excess of 55 miles.  We do not expect the development or construction of the proposed Iowa Falls ethanol plant to significantly impact our corn supply sources or ethanol and distillers grains markets.

In October 2003 we entered into an independent contractor agreement with our President and member, Walter Wendland, which engages Mr. Wendland as a full-time construction coordinator.  Under the terms of the agreement, Mr. Wendland will be responsible for the supervision and coordination of plant construction, development of policies regarding construction of the project, monitoring project development, public relations and other on-site development issues.  We will pay Mr. Wendland approximately $5,000 per month for these services.  The agreement is expected to last until the project is completed.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $19,243 and total assets of $220,543.  Our total assets include $162,276 of deferred offering costs relating to the offering.  At the time we issue units in the offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the offering, they will be expensed.  To date, we have raised a total of $460,000 in seed capital, which we have used to fund our organization and operation to date.  As of September 30, 2003, we had current liabilities of $96,755, which consists primarily of our accounts payable.  Since our inception through September 30, 2003, we have an accumulated deficit of $318,444.  Total members’ equity as of September 30, 2003 was $123,788.  Since our inception, we have generated no revenue from operations.

  During the period covered by this report, we contacted and had discussions with prospective lenders.  Based upon these discussions, we specifically identified Home Federal Savings Bank of Rochester, Minnesota, as a potential lender.  A representative of Home Federal Savings Bank met with our board of directors to explain its debt financing proposal.  In September 2003 we evaluated and approved Home Federal Savings Bank’s debt financing proposal.  In October 2003 we received a written debt financing commitment from Home Federal Savings Bank for debt financing of up to $33,500,000 and a $1,500,000 line of credit.  We have not yet executed a debt financing agreement with Home Federal Savings Bank for the debt financing that we need, however, we anticipate executing a debt financing agreement by the end of the calendar year.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

Subsequent to the end of the period covered by this report,  we obtained an operating line of credit in the amount of $200,000 from the State Bank of Lawler.  The interest rate on this operating line is 6% and the principal balance is payable in full on December 1, 2003.  We anticipate using draws from our operating line of credit to fund our debt financing efforts until we release funds from escrow and obtain the necessary debt financing.  We may need to extend the term of the operating line if we have not received debt financing as of December 1, 2003.  We expect to be able to satisfy our cash requirements in the short-term using our operating line of credit.  Based upon our current level of subscriptions, we anticipate releasing funds from escrow by the end of the calendar year,  however, the release of funds is contingent upon our receipt of a minimum of $19,250,000 in subscription proceeds and a written debt financing commitment for the level of debt financing required for our project.  If, for any reason, we are unsuccessful in collecting outstanding subscription proceeds in excess of  $19,250,000, our short-term cash supplies may be exhausted before we are able to release funds from escrow and we may have to seek interim financing from other sources.

In October 2003 we applied for a Value-Added Agricultural Product Market Development Grant through the USDA of approximately $500,000.  The USDA generally awards these grants in early December of each year.  Based upon the grant criteria, we may qualify for only a portion of the full grant award of $500,000.  There is no assurance that we will receive any portion of the USDA grant.  We also intend to apply for additional funding to the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  However, the State of Iowa’s VAAPFAP Program is currently experiencing a funding shortfall and may not be fully funded, if at all.  If the VAAPFAP Program is funded, we intend to apply for an additional $150,000 in the form of a $75,000 zero percent interest loan on a 10 year amortization and a $75,000 forgivable loan.

The following schedule is an estimate of our sources of funds.  This schedule is based on numerous assumptions, including, among other things, that we sell 25,000,000 units and receive grant proceeds of $305,000 from the Mason City Economic Development Corporation and the Iowa Corn Promotion Board and tax increment financing of $1,000,000.  We have not assumed any grant proceeds from the USDA Value-Added grant or the Iowa VAAPFAP Program.  The amounts set forth below are estimates only and our actual source of funds could vary significantly due to a variety of factors, including those described in the Registration Statement and this report.

Source of Funds	If 25,000,000 Units Sold	Percent of Total	If 28,500,000 Units Sold	Percent of Total
Class A Membership Unit Proceeds	$25,000,000	41.92%	$28,500,000	47.79%
Seed Capital Proceeds	$460,000	0.77%	$460,000	0.77%
TIF Financing	$1,000,000	1.68%	$1,000,000	1.68%
Grant Financing	$305,000	0.51%	$305,000	0.51%
Term Debt Financing	$32,876,650	55.12%	$29,376,650	49.25%
Total Sources of Funds	$59,641,650	100.00%	$59,641,650	100.00%

We are seeking to raise a minimum of $19,250,000 and a maximum of $28,500,000 in the Offering. We believe that the project will cost a total of approximately $59,600,000.  We plan to finance the project with seed capital, proceeds from the offering, debt financing and government grants.  The amount of debt financing that we need depends on the results of the offering and whether we receive all of our anticipated grant proceeds.  Based upon our current subscriptions of $24,320,000, approximately $33,500,000 million in senior and subordinated debt and government grants will be needed to complete the project.  We do not have financing commitments for any of these loans.  Completion of the project relies entirely on our ability to attract these loans and close on this offering.

We hope to attract the senior bank loan from a major bank, with participating loans from other banks, to construct the plant.  We expect that the combined $33,500,000 loan will be secured by all of our real property, including receivables and inventories.  In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender.  We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business. We currently have no commitment for any financing.

Administration

We currently have an office staff comprised of two independent contractors and one part-time employee.    The staff is dedicated to coordinating our campaign to complete our equity drive, commencement of construction of the plant and complying with state and federal regulations in the process.  We are also dependent on our board of directors to maintain our books and records.  These individuals are ultimately responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel.  Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest.  We have allocated funds in our capital structure for these expenses, but cannot provide any assurance that the funds allocated will be sufficient to cover these expenses.  We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

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

Item 3.           Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures.

Members of management, including our President (the principal executive officer), Walter Wendland, our Treasurer (the principal financial officer), Jim Boeding, and our project coordinator, Stan Laures, have reviewed our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company and the information required to be disclosed in this and other reports is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms.

(b)                                 Changes in Internal Controls.

Members of management, including our President (the principal executive officer), Walter Wendland, our Treasurer (the principal financial officer), Jim Boeding, and our project coordinator, Stan Laures, have evaluated our internal control over financial reporting and have concluded that there was no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We registered a total of 28,500,000 Class A units with an aggregate gross offering price of $28,500,000, or $1.00 per unit.  We intend to close the offering on or before May 14, 2004.  As of September 30, 2003, we have received subscriptions for 24,320,000 Class A units or aggregate subscriptions of $24,320,000.  Subscribers in the offering must pay 10% of the total subscription price and execute a secured demand note for the remaining 90% of the total subscription price, upon execution of a subscription agreement.  We are depositing all subscription payments from the offering in an escrow account.  As of September 30, 2003, our escrow agent is holding 10%, or $2,432,000 of aggregate subscription proceeds.

  As of September 30, 2003, we have deferred offering costs of $162,276 of which $24,587 is included in accounts payable as of September 30, 2003.  If we close the offering, we estimate that we will receive net proceeds of $24,042,000 based on subscriptions as of September 30, 2003  or $28,222,000 if we raise the maximum of $28,500,000.

We have not used any offering proceeds and cannot withdraw funds from our escrow account until we meet the conditions for releasing funds from escrow.  To date, we have funded our development activities with our seed capital funds and an operating line of credit.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

Our members held their annual meeting on September 17, 2003.  There were 580,000 Class B membership units represented in person out of a total of 920,000 Class B membership units outstanding or approximately 63% of the outstanding Class B membership units.  There were no Class B membership units represented by proxy at our annual members’ meeting.  None of our Class A membership units has been issued.  Therefore, there were no Class A membership units represented in person or by proxy at our annual members’ meeting.

Two matters were discussed and voted on at the annual meeting.  First, our members voted to approve a change in our fiscal year from January 1 through December 31 to November 1 through October 31, effective as of September 17, 2003.  580,000 Class B membership units were voted in favor of the change in fiscal year and no membership units voted against the change.  There were no abstentions.  We amended our Amended and Restated

Operating Agreement dated August 21, 2002, to reflect the change in fiscal year and the corresponding change in fiscal quarters.  Our members voted to re-elect the following directors to our board of directors: Jim Boeding, Arnold Boge, Leland Boyd, Marion Cagley, Dave Drilling, Steve Eastman, Stan Laures, Randy Liddle, Duane Lynch, Ron Pumphrey, Dave Sovereign, Bill Strother, Walter Wendland, Willis Hansen and Larry Zubrod.  580,000 Class B membership units were voted in favor of re-electing these board members.  No membership units voted against the re-election of these directors.  There were no abstentions.  Our members voted to elect Jerry Calease and Dale Smith to the board seats vacated by the resignations of Dennis Ptacek and Dean Fisher.  580,000 Class B membership units were voted in favor of electing these two new board members.  No membership units voted against the election of the two new directors.  There were no abstentions.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

3.1	Second Amended and Restated Operating Agreement dated September 17, 2003
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350
32.2	Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K.

On October 3, 2003, we filed Form 8-K reporting the change in our fiscal year from January 1 through December 31 to November 1 through October 31, effective as of September 17, 2003.  We will file Form 10-KSB for the period January 1 through October 31, 2003, to cover the transition period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	November 14, 2003	/s/ Walter Wendland
Walter Wendland
President (Principal Executive Officer)

Date:	November 14, 2003	/s/ Jim Boeding
Jim Boeding
Treasurer (Principal Financial and Accounting Officer)