Form 10KSB
period 2003-10-31
GOLDEN GRAIN ENERGY
filed 2004-01-29
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☐ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended

OR

☒ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from January 1, 2003 to October 31, 2003

Commission file number 333-101441

GOLDEN GRAIN ENERGY, LLC
(Exact name of small business issuer as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

951 N. Linn Avenue, P.O. Box 435, New Hampton, Iowa 50659
(Address of principal executive offices)

(641) 394-4059
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  ☒  Yes                  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year.     None

As of January 26, 2004, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price  of such Class A membership units) was $26,640,000.                            As of January 26, 2004, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of such Class B membership units) was $460,000.

As of January 26, 2004, there were 26,640,000 Class A membership units outstanding.  As of January 26, 2004, there were 920,000 Class B membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE                     None.

Transitional Small Business Disclosure Format (Check one):                  ☐  Yes                  ☒  No

PART I.

ITEM 1.     DESCRIPTION OF BUSINESS.

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002.  References to “we”, “us”, “our” and the “Company” refer to Golden Grain Energy, LLC.                    We are a start-up company in the development stage.  We are building a 40 million gallon per-year corn-based ethanol plant near Mason City, Iowa, that will produce ethanol, distillers grains and carbon dioxide.

Principal Products and Markets

We have commenced construction of the ethanol plant near Mason City in Cerro Gordo County in north central Iowa.  The project site is located on the north side of 240th Street near Mason City, Iowa.  We selected this site because of its location to existing grain production, accessibility to road and rail transportation and availability of utilities.  It is in close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Omaha, Nebraska; and Chicago, Illinois.

The principal products we expect to produce at the ethanol plant are ethanol and distiller grains.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air act has made ethanol fuels an important domestic renewable fuel additive. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender.  We expect the principal markets for our ethanol to be petroleum terminals in Iowa and the upper Midwest area.

A principal by-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distiller grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. DDGS have an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.                 We intend to market only DDGS and may explore possibilities of local demand for DMWS to market at least a portion of our distillers grains in this form.

We currently have no plans to market or distribute the carbon dioxide that will be produced at the plant as a by-product of our ethanol production.

Local Ethanol Markets

Local markets will be limited and must be evaluated on a case-by-case basis.  Although local markets will be the easiest to service, they may be oversold, which depresses the ethanol price.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  This market will likely be serviced by rail, and is within a 450-mile radius of the plant.  We intend to construct a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures as either carbon monoxide or ozone non-attainment areas, such as: Minneapolis, Chicago, and St. Louis.

Generally, the regional market is good business to develop.  The freight is reasonable, the competition, while aggressive, is not too severe, and the turn-around time on the rail cars is an advantage.  In addition, it is often easier to obtain letters of intent to purchase product from regional buyers than from national buyers.  These letters, while not binding, tend to raise the comfort level of the financial lending institutions.  Not surprising in a regional market, letters of intent to purchase are taken quite seriously by the buyer.

Regional pricing tends to follow national pricing less the freight difference.  As with national markets, the use of a group-marketing program or a broker is advantageous, especially in the first one to three years of operation.

Occasionally there are opportunities to obtain backhaul rates from local trucking companies.  These are rates that are reduced since the truck is loaded both ways.  Normally the trucks drive to the refined fuels terminals empty and load gasoline product for delivery.  A backhaul is the opportunity to load the truck with ethanol to drive to the terminal.

National Ethanol Markets

Recently, California has been the focus of a major ethanol campaign as MTBE is now being phased out.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  California has banned the use of MTBE beginning January 1, 2004.  Ethanol is the most readily available substitute for MTBE in this market.  MTBE is still used in significant quantities throughout the state, but ethanol use is expected to increase now that the ban is in effect.  Most California fuel refiners and blenders have already voluntarily removed MTBE from their terminals based on preparations for an earlier deadline.  California represents a market of about one billion gallons annually due to the oxygenate requirement for RFG.  The recent denial of the California RFG oxygenate waiver request has resulted in California litigating against the EPA in an effort to overturn the denial.

While there is a great deal of focus on California, another emerging ethanol market, according to the Renewable Fuels Association, is in the Northeast.  As in California, the primary drivers are the health and water concerns surrounding the use of MTBE.  For example, the state legislatures of New York and Connecticut recently have banned the use of MTBE beginning on January 1, 2004 and October 1, 2003 respectively.  Fifteen other state legislatures have phased out MTBE.  We expect ethanol to replace MTBE as the oxygenate in the RFG program and generate markets of approximately 200 million gallons per year in New York and approximately 50 million gallons per year in Connecticut, however, other MTBE replacements may capture a portion or all of these potential markets. The ultimate size of the California and Northeast markets will depend on how the RFG oxygenate and MTBE debate plays out in the political arena.

Illinois, Ohio and Minnesota are by far the largest ethanol markets.  In addition to California and the Northeast, there are also other significant national ethanol market opportunities such as Arizona, Colorado, Texas, Michigan, Wisconsin, Washington, and North Carolina.

State	Total Ethanol Consumed in Thousands of Gallons (2002)

Arizona	21,626
California	82,282
Colorado	73,493

Illinois	294,055
Minnesota	213,409
Michigan	52,043
North Carolina	48,615
Ohio	185,356
Texas	59,029
Washington	21,697
Wisconsin	74,396

Source: U.S. Department of Transportation Highway Statistics 2002

Distribution Methods

We intend to sell and market the ethanol and distillers grains produced at the plant through normal and established markets, including the local, regional and national markets described above.  We hope to market all of the ethanol produced with the assistance of one ethanol re-distributor and we are in the process of negotiating an ethanol marketing agreement with a potential marketing agent but we have not yet entered into any agreement regarding the sale of our ethanol.  On January 16, 2004, we entered into a marketing agreement with Commodity Specialist Company (“CSC”), a Delaware corporation, for the purpose of marketing and selling all the distillers grains we expect to produce.  For our distillers grains, we expect to receive a percentage of the selling price actually received by CSC in marketing the distillers grains to its customers.

We do not plan to hire or establish a sales organization to market any of the products or by-products we produce.  Consequently, we will be extremely dependent upon CSC and the marketing agent we engage to market our ethanol.

Competition

We expect to be in direct competition with other ethanol producers, many of who have greater resources than we do.  We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Our ethanol plant will compete with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We expect to compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  We believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which we expect to reduce our cost of sales.

Currently, Iowa has eleven other planned and operating producer owned ethanol plants.  Plants near Marcus, Coon Rapids and Lakota each produce approximately 40 million gallons per year.  Plants near Sioux Center and Galva each produce approximately 15 million gallons per year.  There is planned for construction a 100 million gallons per year ethanol plant near Fort Dodge, Iowa.  Planned producer and privately owned ethanol plants in various stages of development and construction near Hanlantown, Ashton, Denison, Emmetsburg, Iowa Falls and Burlington are each expected to produce 40 million gallons per year.  A planned ethanol plant near Steamboat Rock  is expected to produce 20 million gallons per year.  A planned ethanol plant near Hudson, South Dakota is expected to produce near 40 million gallons per year.  There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

The largest ethanol producers include Archer Daniels Midland, Cargill, Midwest Grain, Aventine Renewable Energy, Inc., VeraSun Energy Corporation and Abengoa Bioenergy Corp. , all of which are capable of producing many times the amount of ethanol we expect to produce. In addition, there are several regional entities recently formed, or in the process of formation, of a similar size and with similar resources to us.

The ethanol industry has grown to over 59 production facilities in the United States.  Industry authorities estimate that these facilities are capable of producing approximately 3.0 billion gallons of ethanol per year.  Plans to construct new plants or to expand existing plans have been announced which would increase capacity by approximately 557 million gallons per year.  We cannot determine the effect of this type of an increase upon the demand or price of ethanol.  The following table sets forth the current and planned major ethanol production facilities in the United States, according to the Renewable Fuels Association, U.S. Fuel Ethanol Production Capacity January 2004 Report.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	50
	Colwich, KS		20
	Portales, NM		15
ACE Ethanol	Stanley, WI	Corn	15
Adkins Energy, LLC*	Lena, IL	Corn	40
A. E. Stanley	Loudon, TN	Corn	65
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d/b/a EXOL*	Albert Lea, MN	Corn	37
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
AL-Corn Clean Fuel*	Claremont, MN	Corn	30
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	35
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC*^	West Burlington, IA	Corn		40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Cargill, Inc.	Blair, NE	Corn	83
	Eddyville, IA	Corn	35
Central Illinois Energy Cooperative*^	Canton, IL	Corn		30
Central MN Ethanol Coop*	Little Falls, MN	Corn	20
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	42

Commonwealth Agri-Energy, LLC*^	Hopkinsville, KY	Corn		20
Cornhusker Energy Lexington, LLC*^	Lexington, NE	Corn		42
Corn Plus*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	48
DENCO, LLC*	Morris, MN	Corn	21.5
ESE Alcohol Inc.	Leoti, KS	Seed Corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	48
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy, LLC*^	Mason City, IA	Corn		40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Gopher State Ethanol	St. Paul, MN	Corn/Beverage Waste	15
Grain Processing Corp.	Muscatine, IA	Corn	10
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	42
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	23
Iowa Ethanol, LLC*^	Hanlontown, IA	Corn		45
James Valley Ethanol, LLC	Groton, SD	Corn	45
J.R. Simplot	Caldwell, ID	Potato waste	6
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*^	Robinson, IL	Corn		40
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	40
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	45
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, LLC*^	Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	45
Midwest Renewables^	Iowa Falls, IA	Corn		40
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	95
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	45
Otter Creek Ethanol, LLC*^	Ashton, IA	Corn		45

Parallel Products	Louisville, KY	Beverage waste	4
	R. Cucamonga, CA		4
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, LLC^	Central City, NE	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	18
Sioux River Ethanol, LLC*^	Hudson, SD	Corn		45
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	45
Trenton Agri Products, LLC^	Trenton, NE	Corn		30
Tri-State Ethanol Co, LLC*	Rosholt, SD	Corn	18
United Wisconsin Grain Producers, LLC*^	Columbus, WI	Corn		40
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	24
VeraSun Energy Corporation	Aurora, SD	Corn	100
Western Plains Energy, LLC*	Campus, KS	Corn	30
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3093.8
Total Under Construction/Expansions				557.0
TOTAL CAPACITY			3650.8

* farmer-owned

^ under construction

Last Updated: January 2004

The ethanol industry is very competitive.  While the ethanol industry has been growing, there is significant competition among ethanol producers.  Nationally, ethanol production is concentrated in a few large companies. Our ethanol plant will face a competitive challenge from larger factories, from plants that can produce a wider range of products than our plant, and from other plants similar to our planned ethanol plant.

Our ethanol plant will be in direct competition with other ethanol producers, many of which have greater resources than we currently have or will have in the future.  Large ethanol producers such as Archer Daniels Midland and Cargill, among others, are capable of producing significantly greater quantities than the amount of ethanol we expect to produce. In addition, there are several Minnesota, Iowa and other mid-western regional ethanol producers, as well as others on the east and west coasts and the south, that have recently formed, are in the process of forming, or are under consideration, which are or would be of a similar size and have similar resources to us. In light of such competition, there is no assurance that we can successfully construct and operate the ethanol plant.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol. Although currently the subject of a federal ban, many major oil companies can produce MTBE and because it is petroleum-based, its use is strongly supported by major oil companies. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have sufficient resources to begin production of ethanol should they choose to do so.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by ethanol and oil companies with far greater resources that we have. New products or methods of ethanol production developed by larger better-financed competitors could provide them competitive advantages over us and harm our business.

Sources of Raw Materials  -  Corn Feedstock Supply

We anticipate that our plant will need approximately 15 million bushels of grain per year or 42,000 bushels per day as the feedstock for its dry milling process.  We anticipate establishing ongoing business relationships with local corn elevators to acquire the corn needed for the project, although we expect to acquire some corn directly from local farmers.  We expect to become licensed as an Iowa grain dealer, which will allow us to contract to purchase Iowa grains.  We have identified a number of elevators as potential sources of corn in Iowa and discussions are in progress for future corn delivery.  We have no contracts, agreements or understandings with any grain producers in the area, although we anticipate procuring corn from these sources.

In December 2003 a grain origination study of the geographical area surrounding our plant site was performed by ProExporter Network Affiliate as a condition under our debt financing arrangements.  The grain origination study projected the local available corn supply to be approximately 142.4 million bushels based upon corn production for years 1990 through 2002 in the contiguous six county area surrounding our plant, which includes the Iowa counties of Cerro Gordo, Floyd, Hancock, Mitchell, Winnebago and Worth.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  In addition, our financial projections assume that we can purchase grain for prices near the ten-year average for corn in the area of the plant.  However, there is no assurance that we will be able to purchase grain for these prices.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.   The price of grain has fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for their ethanol.  We therefore anticipate that our plant’s profitability will be negatively impacted during periods of high corn prices.  We have determined that the average price for corn in Iowa over the last ten years has been $2.25 per bushel in north central Iowa.  The December 2003 grain origination study projected the average price for corn in the six-county contiguous area surrounding our plant to be $2.24 per bushel.  However, the study further increased the projected average corn price to $2.29 per bushel based upon the 40 million gallon per-year ethanol plant being constructed near Hanlontown, Iowa, which is approximately 30 miles from our plant site.  The study assumed our plant and the Hanlontown plant to be 100% in the same grain origination territory for the purpose of projecting the average price of corn.

We intend to hire a commodities manager to ensure the consistent scheduling of corn deliveries and to establish and fill forward contracts through the grain elevators.  The commodities manager will coordinate corn deliveries between the railroad and the participating elevators.  Alternatively, we may contract with a third party, such as a grain elevator, to originate or source our grain.  We intend to buy as much grain as possible from local producers, members as well as non-members, and from local elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.

Due to fluctuations in the price of corn, we intend to utilize forward contracting and hedging strategies to manage our commodity risk exposure and optimize finished product pricing.  We anticipate that most of our grain will be acquired in this manner.  We intend to do this to help guard against price movements that often occur in corn markets.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of such hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers dried grains.  Although we will attempt to link hedging activities to sales plans and pricing activities, such hedging activities can themselves result in costs because price movements in corn contracts are highly volatile and are influenced by many factors that are beyond our control.  We may incur such costs and they may be significant.

Utilities

The plant will require a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have entered into agreements with providers of these utilities as follows:

Natural Gas

In October 2003 we entered into an agreement with Interstate Power and Light Company, which is owned by Alliant Energy, for the provision of all of the natural gas required by the plant commencing from the earlier of (i) November 2004; or (ii) the date on which the natural gas facilities are installed and available, and continuing for a period of 10 years.  After expiration of the initial 10-year term, the agreement will continue on a month-to-month basis and may be terminated by either party upon 60 days prior written notice, however, we may extend the agreement for an additional 5-year term upon 60 days written notice.  Under the agreement, we will pay $15,000 per month for transportation of natural gas to our plant from the initial date services begin until October 31, 2005.  At October 31, 2005, the monthly charge will decrease to $13,000 for the remainder of the initial 10-year term.  The monthly charge is subject to adjustment for any increase in our natural gas usage.  In addition to the natural gas transportation agreement, we entered into an agreement with Interstate Power and Light Company for the construction, installation and operation of natural gas facilities to our plant site.  Installation of the natural gas facilities is scheduled for completion by November 2004.  The estimated cost of construction and installation of the natural gas facilities is $1,364,470 and we have agreed to advance to Interstate Power and Light Company the total cost of construction and installation of the natural gas facilities by advancing $500,000 on June 1, 2004, $500,000 on August 1, 2004 and $364,470 on November 1, 2004.  Upon commencement of the natural gas services provided by Interstate Power and Light Company, they will refund to us the full amount of all advances without interest.

Electricity

In August 2003 we entered into an agreement with Interstate Power and Light Company for the provision of all electrical energy required by the plant commencing June 2004 and continuing through May 2007.  After expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party upon 60 days prior written notice.  Under the terms of the agreement, we are required to purchase electrical energy equal to a minimum annual base revenue of approximately $616,000 per year plus a one-time extension investment amount of approximately $76,000.  If we incur less than the minimum annual base revenue of $616,000, we will be assessed the difference between the actual cost of energy incurred and the minimum annual base revenue amount.  We also entered into a facilities services agreement with Interstate Power and Light Company for the construction and installation of our primary electrical distribution system.  This agreement is for one year and is automatically renewed for successive one-year terms and may be terminated by either party upon 30 days prior written notice.  The estimated cost of the services to be provided under the agreement is $380,000.

Water

The primary water supply for our plant will be generated by one 1,200 gallon-per-minute well drilled at the plant site.  We are in the process of applying for a permit to drill this well.  In October 2003 we entered into an agreement for the construction and drilling of the well at a cost of approximately $371,000.  In addition, we will also be connected to the City of Mason City’s water supply in the event the water supplied by our well is not sufficient and for back-up water supply.  See “DESCRIPTION OF BUSINESS – Development Agreement with the City of Mason City.”  In October 2003 we entered into an agreement with an excavating company for the purpose of installing an underground distribution system for potable water, process water, fire protection and sanitary sewer lines for a cost of approximately $153,000.

Dependence on One or a Few Major Customers

As discussed above, we intend to enter into a marketing agreement for the purposes of marketing and distributing our ethanol.  We entered into a marketing agreement with CSC for the purpose of marketing and distributing the distiller grains we expect to produce at the plant.  We will rely on CSC and our ethanol marketing agent for the sale and distribution of  all of our products.  Therefore, we will be highly dependent on CSC and our ethanol marketing agent for the successful marketing of our products.

Design-Build Contract

On October 24, 2003, we executed a design-build contract with Fagen, Inc., under which Fagen, Inc., will serve as our design-builder .  We expect to complete construction of the proposed plant and commence operations in March 2005, assuming constant availability of supplies and labor and assuming reasonable winter weather.  Fagen, Inc., is currently serving as the design-builder  for approximately nine other ethanol plants.  Fagen, Inc.’s involvement with other ethanol projects may delay the progress of construction on our ethanol plant and commencement of plant operations.  Any delay in construction of our plant and/or commencement of plant operations could further delay our ability to generate revenue and distributions of any profits to our members.

Under the terms of the design-build contract, we will pay Fagen, Inc.  $45,744,000 to design and construct the plant, subject to any change orders we approve.  All drawings, specifications and other construction related documents will belong to Fagen, Inc.  We have a limited license to use such drawings, specifications and related documents in connection with our occupancy of the plant.  If the contract is terminated by us without cause or by Fagen, Inc. for cause, such as failure to pay undisputed amounts when due, we are required to pay Fagen, Inc. a fee of $1,000,000 if we resume construction of the plant through our own employees or third parties.

We make payments to Fagen, Inc. on a progress billing basis, based upon monthly applications for payment submitted to us by Fagen, Inc. for all work performed as of the date of the application.  We retain 10% of the amount submitted in each application for payment.  When at least 50% of the work has been completed, we are required to pay the full amount of each application for payment.  When the plant is substantially completed and Fagen, Inc., has met the performance guarantee criteria, we will pay Fagen, Inc. all amounts we have retained less an amount for any incomplete items still remaining.  If we do not pay all due and unpaid  amounts within five days after the due date, we will be charged interest at a rate of approximately 12% per year.

Duties Under the Design-Build Contract

Under the terms of the design-build contract, Fagen, Inc. is responsible for the following:

•                  Providing all necessary design services, such as architectural, engineering and other professional design services, consistent with applicable law and provided by licensed design professionals either employed by Fagen, Inc. or qualified independent licensed design consultants;

•                  Providing to us a warranty that the work performed for us is of good quality, conforms to all contract and construction documents, and is free of defect in materials and workmanship;

•                  For a period of one year after substantial completion, correcting any defects in materials and workmanship and commencing correction of defects within seven days of receipt of notice from us that the work performed was defective; and

•                  Indemnifying, defending and holding us, our officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, for any bodily injury, sickness, death or damage or destruction of property if such arises from the negligent acts or omissions of Fagen, Inc., its consultants, agents or employees.

Under the terms of the design-build contract, we are responsible for the following:

•                  Obtaining and maintaining liability insurance to protect us from any claim that may arise from performance of our responsibilities;

•                  Obtaining and maintaining property insurance for the full insurable value of the plant, including professional fees, overtime premiums and all other expenses incurred to replace or repair the ethanol plant; and

•                  Indemnifying, defending and holding Fagen, Inc., its officers, directors, agents and employees harmless against any claims, losses, damages, liabilities, including attorney’s fees and expenses, for any bodily injury, sickness, death or damage or destruction of property due to the negligent act or omission of any separate contractors we hire.

Fagen, Inc. has the right to stop or postpone work and to reasonably adjust the time completion of the plant if any of the following occurs:

•                  We do not provide reasonable evidence indicating that we have adequate funds to fulfill all our contractual obligations or do not pay amounts properly due according to the progress payments, and we do not cure within seven days after we receive notice from Fagen, Inc. and work on the plant has stopped;

•                  Any acts, omissions, conditions, events or circumstances beyond its control, if the act or omission was not caused by Fagen, Inc. or anyone for whom they are responsible.  If Fagen, Inc.’s delay in performance is caused by us or those under our control, then the contract price may be appropriately adjusted;

•                  The presence of any hazardous conditions at the construction site.  Upon receiving notice of a hazardous condition, we must immediately proceed to correct the condition.  After the condition is corrected and our experts provide written certification that the hazardous condition has been corrected and all necessary governmental approvals have been obtained, Fagen, Inc. should resume work in the effected area.  Fagen, Inc. may be entitled to an adjustment in price and time for completion of the plant if its price and time for performance has been adversely affected by the hazardous condition;

•                  Work on the plant has stopped for 60 consecutive days, or more than 90 days total, because of any order from us or a court or governmental authority, so long as such stoppage is not because of any act or omission of Fagen, Inc. or because we failed to provide Fagen, Inc. with information, permits or approvals for which we will be responsible.  Fagen, Inc. may terminate the design-build contract if we do not begin to correct the above within seven days after receipt of Fagen, Inc.’s termination notice.

We have the right to terminate the design-build contract for any reason; but if our termination is without cause, then we are required to provide Fagen, Inc. with 10 days prior written notice.  In addition, we are required to pay Fagen, Inc. for the following:

•                  All work completed and any proven loss, cost or expense incurred in connection with such work;

•                  Reasonable costs and expenses attributable to the termination, including demobilization costs and amounts due to settle terminated contracts with subcontractors and consultants; and

•                  Overhead and profit in the amount of 15% of the sum of the above payments.

There is no assurance that defects in materials and/or workmanship in the plant will not occur.  Under the terms of the design-build contract, Fagen, Inc. warrants that the material and equipment furnished to build the plant is new, of good quality, and free from material defects in material or workmanship at the time of delivery.  Though the design-build contract requires Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur.  Such defects could cause us to delay the commencement of operations of the plant, or, if such defects are discovered after operations have commenced, to halt or discontinue the plant’s operation.  Any such event may have a material adverse effect on our operations, cash flows and financial performance.

Limitation of Consequential Damages and Early Completion Bonus

The design-build contract provides that we may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90  days after the scheduled substantial completion date.  Under the terms of the design-build contract, the scheduled substantial completion date is March 1, 2005.  If Fagen, Inc., fails to substantially complete the plant within 30 to 90 days from the substantial completion date, Fagen, Inc., will pay us liquidated damages ranging from $4,000 to $8,000 per day for each day that substantial completion remains outstanding.  The maximum amount of liquidated damages to be paid by Fagen, Inc., is $540,000.  If the plant is substantially completed 30 to 90 days prior to the substantial completion date of March 1, 2005, we will pay Fagen, Inc., an early performance bonus ranging from $4,000 to $8,000 per day for each day that substantial completion is achieved prior to March 1, 2005.  The maximum amount of the early completion bonus we will pay to Fagen, Inc., is $540,000.

Insurance Requirements

We have obtained and must maintain liability, property and casualty and other policies of insurance during the period of construction of the plant and once plant operations commence.   Any failure by us to maintain adequate insurance, with adequate policy limits and/or self-retention limits, may have a material adverse effect on our operations, cash flows and financial performance.

Development Agreement with the City of Mason City

Subsequent to the period covered by this report, we entered into a private re-development agreement with the City of Mason City for construction of the ethanol plant and site improvements at the Mason City plant site.

As part of the development agreement, we agree to:

• Construct a 40 million gallon per year dry mill ethanol plant on the Mason City plant site for a minimum investment of $51,000,000 with construction of the plant to be substantially completed by March 1, 2005, unless extended;

• Upon completion of the plant, maintain a monthly average of at least thirty (30) full-time employees at the plant;

• Submit an application for voluntary annexation of the plant site into the City of Mason City and cooperate with Mason City’s time schedule for the annexation; and

• Pay to Mason City a special user fee for the water utilities used by the plant.  The special user fee will be paid as monthly installments of $3,333.33 for a period of 10 years commencing with the connection of the plant site to the Mason City water supply.  In addition to the special user fee, we will install a water meter to calculate the plant’s monthly usage and will pay Mason City for the potable water services used by the plant according to the rate ordinance currently in effect.

As part of the development agreement, the City agrees to:

• Pay semi-annual economic development grants to the Company equal to the amount of the tax assessments imposed by Cerro Gordo County on the Company’s plant.  These grants will commence in October 2006 and continue for a period of 10 years for a total of 20 consecutive semi-annual payments, which are anticipated to total approximately $1,000,000;

• Provide certain improvements to the plant site including construction of a water main and water services to the plant site including potable water, back-up water supply and water supply sources for fire protection.

In connection with the development agreement, we will deliver a mortgage to the City of Mason City covering the site and improvements made to the site. The mortgage is subordinate to the security interest of any lender providing primary financing for the construction of the ethanol plant, but not to the interest of our members.

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. The ethanol industry is heavily dependent, however, on several economic incentives to produce ethanol, including federal ethanol supports.

Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption currently allows the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend is the equivalent of providing a per gallon “equalization” payment that allows blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. Under current legislation, the federal gasoline tax is $0.184 per gallon and the tax on a 10% ethanol blend is $0.131 per gallon, providing a $0.053 difference. The exemption will gradually drop to 5.1 cents in 2005. This federal tax exemption is scheduled to expire in 2007.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard has been introduced in the United States Senate.  It would revise the current method in which fuel ethanol use is required.  The proposed legislation would determine the specific volume of ethanol to be used in gasoline on a nationwide basis.  The anticipated volumes would begin in the year 2004 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012.  However, consideration of the bill has been postponed indefinitely.

The ethanol industry and our business will depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to produce and sell our ethanol.

Costs and Effects of Compliance with Environmental Laws

We will be subject to extensive air, water and other environmental regulations and we will be required to obtain a number of environmental permits to construct and operate the plant.  We will be required obtain air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  In addition, we will be required to complete a spill prevention control and countermeasures plan prior to commencement of plant operations.  We anticipate incurring costs and expenses of approximately $70,000 in complying with environmental laws, including the cost of obtaining permits.  Even if we are successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa and EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations.  We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant.  Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

We currently have one full-time employee.  We have engaged two independent contractors, Walter Wendland and Stan Laures.  Mr. Wendland is our Chairman, President, Chief Executive Officer and a director on our board.  He is also a member of the Company.  We have engaged Mr. Wendland to perform construction coordination services.  See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Walter Wendland.”  Mr. Laures is a director on our board and a member of the Company.  We have engaged Mr. Laures to provide project coordination services to the Company.  See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Stan Laures.”

ITEM 2.     DESCRIPTION OF PROPERTY.

The ethanol plant is being constructed on an undeveloped 70-acre site located approximately 1.5 miles west of U.S. Highway 65, one-half mile north of U.S. Highway 18 also known as the Avenue of the Saints, and approximately 5 miles east of Interstate Highway 35.  The plant’s address is 14542 240th Street, Mason City, Iowa.  We obtained an option from Red Oak Development, Inc., to purchase the plant site.  Red Oak Development, Inc., is not affiliated with us, our directors or officers.  That option was obtained for a cost of $10,000 and was scheduled to terminate on December 25, 2003.  The option granted us the right to purchase between 40 and 60 acres of the site for $9,000 per acre.  We assigned this real estate option to Fagen, Inc.  Fagen, Inc. exercised the option and gave us the option to purchase the real estate from it at the same purchase price it paid for the real estate plus five percent (5%) interest on land and dirt work.  On December 6, 2002, Fagen, Inc. exercised the option and acquired the real estate at a purchase price of $9,000 per acre for a total purchase price of $533,700.  On December 17, 2003, we purchased an additional 9.3 acres adjacent to the plant site for a total purchase price of $50,000 in order to facilitate the installation of a rail spur.

On December 26, 2003, we exercised the option from Fagen, Inc., and purchased the real estate at the same price paid by Fagen, Inc., which was $9,000 per acre for a total purchase price of $533,700 plus interest of $26,805.  Prior to December 26, 2003, Fagen, Inc., had commenced construction of the processing facilities and had made significant improvements to the property including dirt work, site grading and concrete work.  On December 26, 2003, we paid Fagen, Inc., $4,739,495 for the cost of improvements to the plant site.  The cost of these improvements is included in the design-build contract price of $45,744,000.

On January 16, 2004, we executed a mortgage in favor of Home Federal Savings Bank creating a first lien on our real estate and the construction-in-process and a security interest in all personal property located on our property.  The mortgage and security interest secure the construction loan of $32,000,000 and a credit line of $1,500,000, which were executed simultaneous to the mortgage on January 16, 2004.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Because the fiscal year ran from January 1, 2003 to October 31, 2003, we did not have a fourth quarter for the fiscal year ended October 31, 2003.  Accordingly, no matters were submitted to a vote of members during the fourth quarter.

PART II

ITEM 5.     MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our Class A or Class B Units.  At December 31, 2003, there are approximately 750 holders of our Class A Units and approximately 40 holders of our Class B Units.

Distributions are payable at the discretion of our board of directors, subject to the provisions of the Iowa Limited Liability Company Act and our amended and restated operating agreement.  The board has no obligation to distribute profits, if any to members.  We have not declared or paid any distributions on our units.  In addition, distributions may be restricted by certain loan covenants in our construction loan and revolving credit financing agreements.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements, in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Mason City in north central Iowa.  We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003.  The offering was for a minimum of 19,250,000 Class A Units and a maximum of 28,500,000 Class A Units at a purchase price of $1.00 per Class A Unit.  Our equity drive commenced on June 1, 2003 and closed on December 26, 2003.  During the offering we sold 26,640,000 Class A Units and received aggregate offering proceeds of $26,640,000.

We expect that the project will cost approximately $59.6 million.  Our estimated total project cost has increased by approximately $3.2 million from $56.4 million due to estimated budget increases in plant construction, rail service, water supply expenses, working capital and corn inventory.

As of October 31, 2003, we had raised approximately $460,000 in seed capital and had received subscriptions for 26,495,000 Class A Units for a total of $26,495,000 in subscription proceeds.  On December 26, 2003, we released funds from escrow based upon deposits of subscription proceeds in excess of $19,250,000 and our receipt of a written debt financing commitment consisting of a term loan of $32,000,000 and a $1,500,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  The offering was closed on December 26, 2003.  As of December 31, 2003, we had received subscriptions for 26,640,000 Class A Units for a total of $26,640,000 in subscription proceeds.

We expect that it will take approximately 12 to 14 months from the date we released funds from escrow on December 26, 2003, to construct the ethanol plant and commence start-up operations.  Our anticipated date of substantial completion is currently March 2005.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months constructing the ethanol plant and commencing start-up operations. We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our design-builder , prime subcontractor and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

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

We expect the total funding required for the plant to be $59,641,650, which includes $45,744,000 to build the plant and $13,897,650 for other project development costs including land, site development, utilities, start-up costs, capitalized fees and interest, inventories and working capital.  The total project cost has increased by $3,241,650 from $56,400,000 to $59,641,650.  The increase of $3,241,650 includes the cost of an additional truck unloading bay at the plant, which is estimated at $169,000 and the installation of a recuperative thermal oxidizer rather than a standard thermal oxidizer for an estimated cost increase of $275,000.  The increase also includes additional working capital of approximately $1,400,000, which resulted from our discussions with Alliant Energy concerning the anticipated terms and conditions of a natural gas supply contract and our discussions with the senior lender.  We expect to issue a letter of credit for approximately $1,300,000 to fund the installation of natural gas facilities for our plant. See “DESCRIPTION OF BUSINESS – Utilities.”  However, we expect Alliant Energy to refund the full amount of the letter of credit once we begin using natural gas supplies for plant operations.  The estimated cost of providing adequate water supply as a primary source for plant operations has increased by approximately $450,000 due to the necessity of drilling our own well rather than using the municipal water supply of Mason City.  The estimated cost of rail service has increased by approximately $500,000.  In order to better facilitate start-up operations, we have determined that additional corn inventory will be necessary.  We have increased our estimated corn inventory by approximately $430,000.  We have incurred approximately $100,000 in costs for the purchase of additional land for our rail switch and the necessary dirt work.

We estimate that we will need approximately $45,744,000 to construct the plant and a total of approximately $59,641,650 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon offering proceeds of $26,640,000, the senior credit facility of $33,500,000 consisting of a term loan of $32,000,000 and a line of credit of up to $1,500,000, grant financing of $305,000 and anticipated tax rebates of $1,000,000 available under the development agreement with Mason City, we will have approximately $61,445,000 of capital available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

 We are discussing the terms and conditions of an ethanol marketing agreement with a potential ethanol re-distributor.  We anticipate entering into an ethanol marketing agreement prior to substantial completion of construction of the ethanol plant.

Employees

Upon completion of the ethanol plant, we intend to hire approximately 32 full-time employees.  Approximately four of our employees will be involved primarily in management and administration and the remainder will be involved primarily in plant operations.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Liquidity and Capital Resources

As of October 31, 2003, we had cash and cash equivalents of $1,223 and total assets of $220,103.  Our total assets include $162,276 of deferred offering costs relating to the offering.  On December 26, 2003, when we issued units in the offering, we netted these costs against the subscription proceeds received.  To date, we have raised a total of $460,000 in seed capital, which we have used to fund our organization and operation to date.  As of October 31, 2003, we had current liabilities of $150,116, which consists primarily of our accounts payable and a bank note payable to the State Bank of Lawler on the operating line of credit taken out in October 2003.  Since our inception through October 31, 2003, we have an accumulated deficit of $372,245.  Total members’ equity as of October 31, 2003 was $69,987.  Since our inception, we have generated no revenue from operations.

Subsequent to the period covered by this report, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit. The credit facility is secured by substantially all of our assets. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years to be paid in monthly installments including principal and interest.  Interest on the converted term loan will be a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  During construction, which is expected to  be for a period of up to 16 months, we will make interest only payments on the principal balance of $32,000,000 at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0%, adjusted quarterly.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.  The term loan and the line of credit agreements contain restrictions and financial covenants to which the Company will be subject during the term of the agreements.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

Upon execution of the written debt financing agreements for the senior credit facility described above, and in accordance with the terms of our consulting agreement with Value Add Ventures, LLC, we paid Value Add Ventures, LLC, a one-time bonus of $75,000.  Value Add Ventures, LLC, is not affiliated with us, our directors or officers.  Upon execution of the debt financing agreements, we paid our project coordinator, Stan Laures, a bonus of $40,000.  Mr. Laures is a director on our board of directors and a member.

We previously obtained an operating line of credit in the amount of $200,000 from the State Bank of Lawler.  The interest rate on this operating line was 6% and the principal balance was payable in full on December 1, 2003.  We extended the term of the operating line until February 1, 2004.  At October 31, 2003, we had $60,000 outstanding on this operating line.  Upon release of funds from escrow on December 26, 2003, we paid off the balance on the operating line from the State Bank of Lawler and the operating line was terminated.

We previously received a grant of $74,000 from the USDA Value-Added Agricultural Product Market Development Program for working capital and a grant of $300,000 from the Mason City Economic Development Corporation, which was conditioned upon our taking possession of the Mason City plant site.  In December 2003 we were notified that we were not awarded any additional grant proceeds under the Value-Added Agricultural Product Market Development Grant through the USDA.  We will be eligible and expect to re-apply for grant proceeds under this grant next year, however, there is no assurance that we will receive any portion of the USDA grant.  Subsequent to the period of this report, we received notification that we have been awarded funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  Under this program, we expect to receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.  We anticipate being allowed to defer principal payments on the $300,000 zero percent interest loan for two years.

The following schedule is an estimate of our sources of funds.  This schedule assumes grant proceeds of $305,000 and tax rebates totaling $1,000,000.  We have not assumed any grant proceeds from the USDA Value-Added grant or the Iowa VAAPFAP Program.  The amounts set forth below are estimates only and our actual source of funds could vary significantly due to a variety of factors, including those described in the Registration Statement and this report.

Source of Funds	26,640,000 Units Sold	Percent of Total
Class A Membership Unit Proceeds	$26,640,000	43.36%
Tax Rebates	$1,000,000	1.63%
Grant Financing	$305,000	0.50%
Term Debt Financing and Line of Credit	$33,500,000	54.52%
Total Sources of Funds	$61,445,000	100.00%

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7.                                                     FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Financial Statements

October 31, 2003 and December 31, 2002

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

C O N T E N T S

REPORT OF INDEPENDENT AUDITORS

Board of Governors

Golden Grain Energy, LLC

New Hampton, Iowa

We have audited the accompanying balance sheet of Golden Grain Energy, LLC (a development stage company), as of October 31, 2003 and December 31, 2002, and the related statements of operations, changes in members’ equity, and cash flows for the ten months ended October 31, 2003 and year ended December 31, 2002, and for the period from inception (March 18, 2002) to October 31, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC, (a development stage company) as of October 31, 2003 and December 2002, and the results of its operations and its cash flows for the ten months ended October 31, 2003 and year ended December 31, 2002 and for the period from inception (March 18, 2002) to October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.

Certified Public Accountants
Minneapolis, Minnesota
December 18, 2003 (except for Note 8 as to which the date is January 16, 2004)

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Balance Sheet

	October 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash and equivalents	$1,223	$286,499
Grant receivable	—	80,000
Prepaid and other	7,089	705
Total current assets	8,312	367,204

Equipment
Office equipment and furniture	17,181	2,440
Less accumulated depreciation	2,666	589
Net equipment	14,515	1,851

Other Assets
Deposits on land	15,000	10,000
Deferred offering costs	162,276	60,885
Debt issuance costs	20,000	—
Total other assets	197,276	70,885

Total Assets	$220,103	$439,940

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Bank note payable	$60,000
Accounts payable	88,253	$61,793
Accrued payroll taxes	1,863	—
Total current liabilities	150,116	61,793

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	442,232	442,232
Deficit accumulated during development stage	(372,245)	(64,085)
Total members’ equity	69,987	378,147

Total Liabilities and Members’ Equity	$220,103	$439,940

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statement of Operations

	Ten Month Fiscal Year Ended October 31, 2003	Fiscal Year Ended December 31, 2002	From Inception (March 18, 2002) to October 31, 2003

Revenues	$—	$—	$—

Operating Expenses
Professional fees	151,266	84,489	235,755
Project coordinator	21,700	19,530	41,230
General and administrative	216,185	53,142	269,327
Total	389,151	157,161	546,312

Operating Loss	(389,151)	(157,161)	(546,312)

Other Income
Grants	79,000	85,000	164,000
Interest	1,991	8,076	10,067
Total	80,991	93,076	174,067

Net Loss	$(308,160)	$(64,085)	$(372,245)

Net Loss Per Unit (920,000, 869,100 and 895,400 weighted average units outstanding, respectively)	$(0.33)	$(0.07)	$(0.42)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity

Period from March 18, 2002 (Date of Inception) to October 31, 2003

Balance - March 18, 2002	$—

Contributed capital for 640,000 Class B units, March 2002	320,000

Contributed capital for 280,000 Class B units, April 2002	140,000

Cost related to capital contributions	(17,768)

Net loss for the period ended December 31, 2002	(64,085)

Balance - December 31, 2002	$378,147

Net loss for the ten months ended October 31, 2003	(308,160)

Balance - October 31, 2003	$69,987

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statement of Cash Flows

	Ten Month Fiscal Year Ended October 31, 2003	Fiscal Year Ended December 31, 2002	From Inception (March 18, 2002) to October 31, 2003

Cash Flows from Operating Activities
Net loss	$(308,160)	$(64,085)	$(372,245)
Adjustments to reconcile net loss to to net cash from opertations:
Depreciation	2,077	589	2,666
Grant income	(79,000)	(85,000)	(164,000)
Change in assets and liabilities
Prepaid and other	(6,384)	(705)	(7,089)
Accounts payable	71,925	12,728	84,653
Accrued liabilities	1,863	—	1,863
Net cash used in operating activities	(317,679)	(136,473)	(454,152)

Cash Flows from Investing Activities
Deposits on land	(5,000)	(10,000)	(15,000)
Capital expenditures	(14,741)	(2,440)	(17,181)
Net cash used in investing activities	(19,741)	(12,440)	(32,181)

Cash Flows from Financing Activities
Proceeds from grants	159,000	5,000	164,000
Proceeds from bank note payable	60,000	—	60,000
Member contributions	—	460,000	460,000
Payments for debt issuance costs	(20,000)	—	(20,000)
Costs related to capital contributions	(146,856)	(29,588)	(176,444)
Net cash provided by financing activities	52,144	435,412	487,556

Net (Decrease) Increase in Cash and Equivalents	(285,276)	286,499	1,223

Cash and Equivalents - Beginning of Period	286,499	—	—

Cash and Equivalents - End of Period	$1,223	$286,499	$1,223

Supplemental Disclosure of Noncash Investing and Financing Activities
Deferred offering costs in accounts payable	$3,600	49,065	$3,600

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2003 and December 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction began in 2003. As of October 31, 2003, the Company is in the development stage with its efforts being principally devoted to organizational activities and plant construction.

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

Cash And Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company maintains its accounts primarily at one financial institution.  At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.  The Company’s financial instruments consist primarily of cash and cash equivalents and a bank note payable, whose fair value equals their carrying amount.

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

Debt Issuance Costs  Debt issuance costs are being amortized over the term of the related debt by use of the effective interest method.

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

Recently Issued Accounting Pronouncements  The Financial Accounting Standards Board (FASB) has issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The Financial Accounting Standards Board (FASB) has issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.  Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s financial statements.

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

Income and losses are allocated to all members based upon their respective percentage of units held. See Note 4 for further discussion of members’ equity.

3.  BANK FINANCING

In October 2003 the Company received a commitment from a bank for financing of up to a $33,500,000 term loan and a $1,500,000 line of credit.  The terms of the loan are segmented into two phases.  The construction phase requires interest only payments with a variable interest rate of prime plus 1%, with a floor of 5.5%, for up to 16 months.  The permanent phase requires monthly payments of principal and interest with a variable interest rate of prime plus 1%, adjusting quarterly with a floor of 5% and a cap of 10%, over a 10 year period.  The loan costs consist of origination fees, documentation fees and professional fees.  The origination fees are $242,500.  The documentation fee consists of an annual administration fee of $10,000.  The Company anticipates closing on the loan in January 2004.  (See Note 8)

In October 2003, the Company received a $200,000 line of credit from a bank that expires February 1, 2004. Interest is charged at an interest rate of 6.00%.  The line is secured by essentially all assets.  The Company had $60,000 in outstanding borrowings under this line at October 31, 2003.

4.  MEMBERS’ EQUITY

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

The Company had prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering was for up to 28,500,000 membership units and was available for sale at $1.00 per unit. The Company has raised the minimum of $19,250,000 through the Offering and as discussed in Note 3, has obtained a written debt financing commitment from a lender.  As of May 14, 2003, the Registration Statement had been declared effective, and the equity drive began June 1, 2003.  (See Note 8)

5.  GRANTS

The Company has applied for various Federal and state grants, and has been awarded a grant in the amount of $300,000, contingent upon the Company taking possession of the plant site near Mason City, Iowa, which was received subsequent to October 31, 2003.  During fiscal year 2003 the Company received and recognized a $74,000 grant, from the USDA’s Value-Added Agricultural Product Market Development program and a $5,000 grant from the Iowa Farm Bureau. The Company also received and recognized, during fiscal year ending 2002, an $80,000 grant from the Iowa VAAPFAP program, and a $5,000 grant form the Iowa Corn Promotion Board.

Subsequent to October 31, 2003, the Company received notification that we have been awarded funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  Under this program, we expect to receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.

6.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at October 31, 2003:

Financial statement basis of total assets	$220,103

Organizational costs expensed for financial reporting purposes	25,170

Depreciation for tax purposes in excess of depreciation for financial reporting purposes	(4,195)

Taxable income basis of total assets	$241,078

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

7.  COMMITMENTS AND CONTINGENCIES

Design build contract

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $59,600,000.  The Company and a related contractor, Fagen, Inc. (Fagen), have entered into a contract to design and build the ethanol plant for a total contract price of $45,744,000.

If the contract is terminated by us without cause or by Fagen for cause, such as failure to pay undisputed amounts when due, we are required to pay Fagen a fee of $1,000,000 if we resume construction of the plant through our own employees or third parties.

The design-build contract provides that the Company may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen, Inc. fails to substantially complete the plant within 30 to 90 days after the scheduled substantial completion date of March 1, 2005.  If Fagen, Inc., fails to substantially complete the plant within 30 to 90 days from the substantial completion date, Fagen, Inc., will pay the Company liquidated damages ranging from $4,000 to $8,000 per day for each day that substantial completion remains outstanding.  The maximum amount of liquidated damages is $540,000.

If the plant is substantially completed 30 to 90 days prior to the substantial completion date of March 1, 2005, the Company will pay Fagen, Inc., an early performance bonus ranging from $4,000 to $8,000 per day for each day that substantial completion is achieved prior to March 1, 2005.  The maximum amount of the early completion bonus is $540,000.

In October 2003, the Company’s contractor subscribed for 2,000,000 of the Class A units discussed in Note 4 for a total of $2,000,000.

Land contracts

The Company has entered into a contract to have the option to purchase between 40 and 60 acres of land near Mason City, Iowa, for approximately $9,000 per acre.  The Company deposited $10,000 of earnest money with an unrelated party for this option.  This deposit gives the holder 15 months, from the effective date of September 25, 2002, in which to exercise the option.  The Company assigned the real estate option to Fagen.  In exchange for this assignment, Fagen has given the Company the option to purchase the real estate from them on terms similar to those described above, plus any improvements that have been added.  On December 6, 2002, Fagen exercised the option and acquired 59.3 acres at a purchase price of approximately $9,000 per acre for a total purchase price of approximately $534,000.  If the Company exercises its option, it will pay the same price as Fagen plus 5% interest on the land and improvements.  As of October 31,2003, the cost of the improvements to the site are approximately $556,000, which includes improvements on two acres adjacent to the plant site which the Company intends to purchase as part of the additional 9.3 acre purchase described below.

In August 2003 the Company signed a purchase agreement for an additional 9.3 acres of land at a cost of $50,000.  The Company deposited $5,000 in earnest money in connection with this purchase agreement.

In November 2003 the Company gave notice to exercise the option on 59.3 acres as well as closed on the purchase of the 9.3 acres.

Consulting contracts

In April 2002, the Company hired a project coordinator, who is also a member of the Company, at a contracted price of $2,170 per month for an indefinite time period.  The project coordinator will receive a cash bonus in the amount of $40,000 upon the successful acquisition of debt financing, which was paid subsequent to October 31, 2003.  The Company has paid the project coordinator approximately $41,000 under this contract.

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

In September 2002, the Company entered into a consulting agreement with an unrelated third party, to provide services relating to contract negotiation, marketing, and the securing of debt financing.  For these services the Company paid $1,000 per week, until it was authorized to sell under the Offering as described in Note 4, at which time the amount increased to $1,500 per week.  Additionally, the Company will pay a one-time bonus of $75,000 when the Company raises enough equity financing required by a prospective lender that enables the Company to secure debt financing, which was paid subsequent to October 31, 2003. The agreement has no term, but may be terminated at any time by either party upon fourteen days notice.

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

Utility and construction contracts

In August 2003 the Company entered into an agreement with an unrelated party to provide all electric energy required by the Company for the period from June 2004 to May 2007 and thereafter on a month by month basis unless either party gives at least a sixty day written notice of termination. The Company is required to purchase energy for a minimum annual base revenue of approximately $616,000 per year plus a one time extension investment amount of approximately $76,000.  If the Company is billed less than the minimum annual base revenue it will be assessed the difference of the underpayment. In addition, the Company entered into a facilities service agreement with the electric company for the performance of certain types of work on a project-by-project basis.  The term of the agreement is one year and currently consists of electrical drawings, transformers and switchgears for an estimated cost of $380,000.  The agreement automatically renews for additional one year terms, and may be terminated upon thirty days written notice by either party.

In October 2003 the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from November 2004 or the date facilities are installed and available to carry natural gas, to ten years from the date of the foregoing.  After expiration of the initial agreement the terms are month-to-month and may be terminated upon sixty days written notice but may be extended by the Company for an additional five year term with a written sixty day notice.  The agreement calls for the Company to make a $15,000 monthly transportation charge from the start date of the initial term until October 31, 2005.  Thereafter the monthly charge will be $13,000 per month for the remainder of the ten year contract.  These charges are subject to adjustment for any increase in usage. In addition, the Company entered into a facilities service agreement with the natural gas supplier to construct, install, maintain and operate facilities on the Company’s premises.  Installation of the facilities is scheduled to be completed by November 2004 at an estimated cost of $1,364,470.  The Company has agreed to advance the supplier the estimated cost of construction. These advances are due as follows: $500,000 on June 1, 2004, $500,000 on August 1, 2004 and $364,470 on November 1, 2004.  Upon initial use of the services provided by the supplier at the new facility, the supplier will refund to the Company 100% of these advances without interest.

In October 2003 the Company entered into an agreement with an unrelated well company to construct a production well at the cost of approximately $371,000.

In October 2003 the Company entered into an agreement with an unrelated excavating company for installation of an underground distribution system for potable water, process water, fire protection, and sanitary sewer lines.  The cost of the project is approximately $153,000.

Development Agreement

On December 17, 2003, the Company entered into a private re-development agreement with the City of Mason City for construction of the ethanol plant and site improvements at the Mason City plant site.

 As part of the development agreement, the Company agrees to:

• Construct a 40 million gallon per year dry mill ethanol plant on the Mason City plant site for a minimum investment of $51,000,000 with construction of the plant to be substantially completed by March 1, 2005, unless extended;

• Upon completion of the plant, maintain a monthly average of at least thirty (30) full-time employees at the plant;

• Submit an application for voluntary annexation of the plant site into the City of Mason City and cooperate with Mason City’s time schedule for the annexation; and

• Pay to Mason City a special user fee for the water utilities used by the plant.  The special user fee will be paid as monthly installments of approximately $3,333 for a period of 10 years commencing with the connection of the plant site to the Mason City water supply.  In addition to the special user fee, the Company will install a water meter to calculate the plant’s monthly usage and will pay Mason City for the potable water services used by the plant according to the rate ordinance currently in effect.

As part of the development agreement, the City agrees to:

• Pay semi-annual economic development grants to the Company equal to the amount of the tax assessments imposed by Cerro Gordo County on the Company’s plant.  These grants will commence in October 2006 and continue for a period of 10 years for a total of 20 consecutive semi-annual payments, which are anticipated to total approximately $1,000,000;

• Provide certain improvements to the plant site including construction of a water main and water services to the plant site including potable water, back-up water supply and water supply sources for fire protection.

In connection with the development agreement, the Company will deliver a mortgage to the City of Mason City covering the site and improvements made to the site. The mortgage is subordinate to the security interest of any lender providing primary financing for the construction of the ethanol plant.

8.  SUBSEQUENT EVENTS

Stock Offering

As of December 31, 2003, 26,640,000 Class A units have been subscribed for and were being held in escrow.  The Offering was closed in December 2003 at which time the funds were released from escrow.

Credit facility

On January 16, The Company entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit.

Interest on the convertible construction loan is charged at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0%, adjusted quarterly, and during the construction period requires only interest payments.  Interest on the line of credit is charged at the prime rate plus 0.75%, adjusted quarterly.  The Company must maintain a zero balance on the line of credit, for a consecutive period of at least 30 days, during each rolling twelve month period.

Upon the completion of the construction of the plant, the Company may convert the construction loan into a ten year term loan.  The agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.  Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for calendar year 2005 and $1,250,000 for each year thereafter, not to exceed a total of $6,500,000.

The terms of this agreement require the Company to maintain certain financial ratios and restrict cash distributions and sales of assets. Outstanding borrowings under this agreement are secured by substantially all corporate assets.

Marketing agreement

On January 16, 2004, the Company entered into a marketing agreement with Commodity Specialist Company (“CSC”), a Delaware corporation, for the purpose of marketing and selling all the distillers grains the Company is expected to produce, for an initial period of one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent auditor since the Company’s inception and is the Company’s independent auditor at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.                                            CONTROLS AND PROCEDURES.

Our management, including our President (the principal executive officer), Walter Wendland, and our Treasurer (the principal financial officer), Jim Boeding, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of the end of the period covered by this report and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Identification of Directors, Executive Officers and Significant Employees

As of December 31, 2003, our Board of Directors consists of the following directors:

Walter Wendland, Chairman, President and Director - Age 48

Mr. Wendland has served on the board of the Company since its inception.  He previously held the position of Vice-Chairman and Vice-President.  On June 21, 2002, Mr. Wendland was elected as Chairman and President upon the resignation of the Company’s then-acting Chairman and President, Al McGregor.  For the past five years, Mr. Wendland has owned and operated a 1,400-acre farm.  He has also been involved in the sale of corn gluten and other grain by-products to area farmers and was the General Manager and part owner of Holstein Marketing Center of Iowa, (“HMCI”) a 700 cow dairy operation.  He is no longer the general manager of HMCI.

Mr. Wendland currently serves as the Company’s Chairman and President.  Mr. Wendland is anticipated to hold the offices of Chairman and President until the first annual members meeting following substantial completion of the plant.  At our annual members meeting held September 17, 2003, Mr. Wendland was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Dave Sovereign, Vice Chairman, Vice President and Director - Age 47

Mr. Sovereign has served on the board of the Company since its inception.  Mr. Wendland’s election as Chairman and President on June 21, 2002, caused a vacancy in the offices of Vice Chairman and Vice President.  On July 1, 2002, Mr. Sovereign was elected as Vice Chairman and Vice President.  For the past five years, Mr. Sovereign has been an active partner in a family farm operation near Cresco, Iowa and a partner in Paris Foods, Inc., a livestock production facility.  He is also a member of Sovereign Buildings, LLC, which owns and leases three hog confinement buildings.

Mr. Sovereign currently serves as the Company’s Vice Chairman and Vice President.  Mr. Sovereign is anticipated to hold the offices of Vice Chairman and Vice President until the first annual members meeting following substantial completion of the plant.  At our annual members meeting held September 17, 2003, Mr. Sovereign was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Ron Pumphrey, Secretary and Director - Age 54

Mr. Pumphrey has served on the board of the Company since its inception.  Mr. Pumphrey was elected Secretary at the inception of the Company.  For the past five years, Mr. Pumphrey has been employed as the General Manager of Farmers Cooperative, New Hampton, which is a full-service grain cooperative with eleven branch locations in northeast and north central Iowa.

Mr. Pumphrey currently serves as the Company’s Secretary.  Mr. Pumphrey is anticipated to hold the office of Secretary until the first annual members meeting following substantial completion of the plant.  At our annual members meeting held September 17, 2003, Mr. Pumphrey was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jim Boeding, Treasurer and Director - Age 56

Mr. Boeding has served on the board of the Company since its inception.  Mr. Boeding was elected Treasurer at the inception of the Company.  For the past five years, Mr. Boeding has owned and operated a 700-acre grain farm near Decorah in Winneshiek County, Iowa.

Mr. Boeding currently serves as the Company’s Treasurer.  Mr. Boeding is anticipated to hold the office of Treasurer until the first annual members meeting following substantial completion of the plant.  At our annual members meeting held September 17, 2003, Mr. Boeding was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Arnold Boge, Director - Age 54

Mr. Boge has served on the board of the Company since its inception.  For the past five years, Mr. Boge has been the owner and manager of Boge Construction, which constructs farm buildings and residential projects. In addition, Mr. Boge owns and operates a 120-acre grain farm in Chickasaw County.

At our annual members meeting held September 17, 2003, Mr. Boge was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Dave Drilling, Director - Age 40

Mr. Drilling has served on the board of the Company since its inception.  For the past five years, Mr. Drilling has been employed as an industrial engineer.

At our annual members meeting held September 17, 2003, Mr. Drilling was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Duane Lynch, Director - Age 63

Mr. Lynch has served on the board of the Company since its inception.  For the past five years, Mr. Lynch has owned and operated a grain farm consisting primarily of corn and soybeans.

At our annual members meeting held September 17, 2003, Mr. Lynch was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Marion Cagley, Director - Age 69

Mr. Cagley has served on the board of the Company since its inception.  For the past five years, Mr. Cagley has farmed 700 acres of corn and soybeans.

At our annual members meeting held September 17, 2003, Mr. Cagley was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Randy Liddle, Director - Age 48

Mr. Liddle has served on the board of the Company since its inception.  For the past five years, Mr. Liddle has been raising corn and soybeans on a 570-acre farm in Bremer County, Iowa and managed and owned Liddle-Ebert LTD, a farm drainage and construction business.

At our annual members meeting held September 17, 2003, Mr. Liddle was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Stanley Laures, Director - Age 65

Mr. Laures has served on the board of the Company since its inception.  For the past five years, Mr. Laures has been involved with his family farm operation of growing 2,700 acres of corn and soybeans and 1,000 head of cattle.  Prior to September 1999, Stan served as vice president at First National Bank in New Hampton, Iowa, where he supervised a $30 million loan portfolio of commercial and agricultural loans.

At our annual members meeting held September 17, 2003, Mr. Laures was re-elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Stephen Eastman, Director - Age 34

Mr. Eastman has served on the board of the Company since its inception.  For the past five years, Mr. Eastman has been the manager of Farmers Feed and Grain, a family owned business in Riceville, Iowa where he manages business services to grain producers.  For the past five years, he also has been involved in a farm operation that consists of corn, soybeans and cattle.

Mr. Eastman was appointed to the board of the Company by Steve Retterath on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A units to appoint one (1) director to our board. Mr. Eastman will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him.

Jerry Calease, Director - Age 51

Mr. Calease was elected as a director at our annual members meeting on September 17, 2003.  For the past five years, Mr. Calease has been involved in a corn and soybean farming operation in Bremer County, Iowa.

Mr. Calease was elected to serve as a director until the first annual members meeting scheduled for April 2004, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Matt Sederstrom, Director - Age 30

Mr. Sederstrom was appointed to the board of the Company by Fagen Engineering, LLC, on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A units to appoint one (1) director to our board.  For the past five years, Mr. Sederstrom continued his education by receiving a bachelor’s degree in chemistry, took management courses at Southwest State University in Marshall, Minnesota and commenced full-time employment as a project developer for Fagen, Inc.

Mr. Sederstrom will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him.

Steve Core, Director - Age 54

Mr. Core was appointed to the board of the Company by Fagen, Inc., on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A Units to appoint one (1) director to our board.  For the past five years, Mr. Core has served as general manager of a 44 MGY ethanol production plant in Minnesota and as a consultant to Fagen, Inc., in connection with new ethanol plant construction.

Mr. Core will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him.

Leslie M. Hansen, Director - Age 50

Ms. Hansen appointed herself to the board of the Company on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A Units to appoint one (1) director to our board.  For the past five years, Ms. Hansen has served as Chief Financial Officer of Precision of New Hampton, Inc., as vice-president and Chief Financial Officer of Hot Flush, LLC and as owner of Blayne-Martin Corporation.

Ms. Hansen will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing her.

Bernard Retterath, Director - Age 63

Mr. Retterath was appointed to the board of the Company by Pompano Beach Holdings, LLC, on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A Units to appoint one (1) director to our board.  For the past five years, Mr. Retterath has been engaged in a farming and trucking operation near McIntire, Iowa.

Mr. Retterath will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him.

Chris Schwarck, Director - Age 70

Mr. Schwarck was appointed to the board of the Company by Schwarck-Jensen on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A Units to appoint one (1) director to our board.  For the past five years, Mr. Schwarck has been engaged in a farming and livestock operation located in the Iowa counties of Mitchell, Hardin and Cerro Gordo and the counties of Potter and Walworth in South Dakota.

Mr. Schwarck will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him.

As of December 17, 2003, Larry Zubrod, Leland Boyd, Willis Hansen, Dale Smith and William Strother submitted their resignations with such resignations effective upon delivery.

Adoption of Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, Walter Wendland, our principal financial officer, Jim Boeding, and one other director on our board of directors, Stan Laures, who serves as our project coordinator.  Each of these individuals signed an acknowledgment of his receipt of our code of ethics.  We are filing a copy of our code of ethics with the Securities and Exchange Commission by including the code of ethics as Exhibit 14.1 to this report.

Identification of Audit Committee

In January 2004 the Board of Directors appointed an Audit Committee consisting of Walter Wendland, Stan Laures, Jim Boeding and Jerry Calease.

ITEM 10.                                                  EXECUTIVE COMPENSATION.

In fiscal year 2003, our President and Chief Executive Officer, Walter Wendland, was compensated a total of $15,000.  We reimburse our officers for expenses incurred relating to services rendered on the Company’s behalf.  We do not have any employment agreements with any officer or director.

ITEM 11.                                                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

As of December 31, 2003, the following beneficial owners owned or held 5% or more of our outstanding Class A units:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Membership Units	Schwarck Jensen 520 S. Pierce, Suite 118 Mason City, IA 50401	3,000,000 Class A Units	11.26%
Class A Membership Units	Pompano Beach Holdings, LLC 1360 NW 33rd Street Pompano Beach, FL 33064-2102	2,000,000 Class A Units	7.51%
Class A Membership Units	Steve J. Retterath 1466 Thatch Palm Drive Boca Raton, FL 33432	2,000,000 Class A Units	7.51%
Class A Membership Units	Fagen, Inc.(1) 501 W. Highway 212 P.O. Box 159 Granite Falls, MN 56241	2,000,000 Class A Units	7.51%

(1)          Fagen, Inc. beneficially owns 1,000,000 of its 2,000,000 Class A Units through its control of Fagen Engineering, LLC.

As of December 31, 2003, the following beneficial owners owned or held 5% or more of our outstanding Class B units:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class B Membership Units	Jim Boeding (1) 2173 Madison Road Decorah, IA 52101	50,000 Class B Units	5.43%

(1)  Jim Boeding holds the office of Treasurer and is a director on the Company’s board of directors.

Security Ownership of Management

As of December 31, 2003, members of our board of directors own Class A membership units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Membership Units	Jim Boeding, Treasurer 2173 Madison Road Decorah, IA 52101	60,000 Class A Units	0.23%
Class A Membership Units	Arnold Boge 2160 Amherst Place Ionia, IA 50645	20,000 Class A Units	0.08%
Class A Membership Units	Marion Cagley 2370 Durham Avenue Ionia, IA 50645	50,000 Class A Units	0.19%
Class A Membership Units	Dave Drilling 27016 V. Avenue Waucoma, IA 52171	12,000 Class A Units	0.05%
Class A Membership Units	Stephen Eastman 4401 Addison Avenue Riceville, IA 50466	90,000 Class A Units	0.34%
Class A Membership Units	Stan Laures 2325 N. Linn Avenue New Hampton, IA 50659	150,000 Class A Units	0.56%
Class A Membership Units	Randy Liddle 1196 Hilton Avenue Plainfield, IA 50666	40,000 Class A Units	0.15%
Class A Membership Units	Duane Lynch 1799 220th Street New Hampton, IA 50659	80,000 Class A Units	0.30%
Class A Membership Units	Ron Pumphrey Secretary P.O. Box 151 New Hampton, IA 50659	20,000 Class A Units	0.08%
Class A Membership Units	Bernard Retterath 4945 Shadow Avenue McIntire, IA 50455	10,000 Class A Units	0.04%
Class A Membership Units	Chris Schwarck 13597 Thrush Avenue Mason City, IA 50401	220,000 Class A Units	0.83%
Class A Membership Units	Dave Sovereign Vice President 15959 130th Street Cresco, IA 52136	40,000 Class A Units	0.15%
Class A Membership Units	Walter Wendland President P.O. Box 310 Fredericksburg, IA 50630	200,000 Class A Units	0.75%
Class A Membership Units	Jerry Calease 1826 130th Street Waverly, IA 50677	60,000 Class A Units	0.23%
Class A Membership Units	Leslie M. Hansen 2424 Highway 24 New Hampton, IA 50659	1,000,000 Class A Units	3.75%
TOTAL:		2,052,000	7.70%

As of December 31, 2003, members of our board of directors own Class B membership units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class B Membership Units	Jim Boeding, Treasurer 2173 Madison Road Decorah, IA 52101	50,000 Class B Units	5.43%
Class B Membership Units	Arnold Boge 2160 Amherst Place Ionia, IA 50645	20,000 Class B Units	2.17%
Class B Membership Units	Marion Cagley 2370 Durham Avenue Ionia, IA 50645	20,000 Class B Units	2.17%
Class B Membership Units	Dave Drilling 27016 V. Avenue Waucoma, IA 52171	20,000 Class B Units	2.17%
Class B Membership Units	Stephen Eastman 4401 Addison Avenue Riceville, IA 50466	30,000 Class B Units	3.26%
Class B Membership Units	Laures Farms, Inc.(1) 2325 N. Linn Avenue New Hampton, IA 50659	20,000 Class B Units	2.17%
Class B Membership Units	Randy Liddle 1196 Hilton Avenue Plainfield, IA 50666	20,000 Class B Units	2.17%
Class B Membership Units	Duane Lynch 1799 220th Street New Hampton, IA 50659	20,000 Class B Units	2.17%
Class B Membership Units	Dave Sovereign, Vice- President 15959 130th Cresco, IA 52136	20,000 Class B Units	2.17%
Class B Membership Units	Walter Wendland, President P.O. Box 319 Fredericksburg, IA 50630	40,000 Class B Units	4.34%
Class B Membership Units	Ron Pumphrey Secretary P.O. Box 151 New Hampton, IA 50659	20,000 Class B Units	2.17%
Class B Membership Units	Jerry Calease 1826 130th Street Waverly, IA 50677	20,000 Class B Units	2.17%
TOTAL :		300,000 Class B Units	32.56%

(1)          Stan Laures and his family members own a controlling interest in Laures Farms, Inc.  Stan Laures is a director on our Board and serves as project coordinator for the Company.

ITEM 12.                                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception, we have engaged in several transactions with related parties.

Fagen, Inc.

Fagen, Inc., beneficially owns 2,000,000 of our Class A Units.  Fagen, Inc., owns 1,000,000 Class A Units and Fagen Engineering, LLC., owns 1,000,000 Class A Units.  Fagen, Inc., controls Fagen Engineering, LLC.  At December 31, 2003, we had 26,640,000 Class A units outstanding and 920,000 Class B units outstanding for total outstanding membership units of 27,560,000.  Fagen, Inc.’s ownership of 2,000,000 Class A Units means that it owns a 7.26% membership interest in the Company and owns 7.51% of the outstanding Class A Units.  Pursuant to our operating agreement, Fagen, Inc.,’s ownership of its membership units entitles it to appoint one (1) director to our board and Fagen Engineering, LLC.’s ownership of its membership units entitles it to appoint one (1) director to our board.  On December 17, 2003, Fagen, Inc., appointed Steve Core to our board and Fagen, Engineering, LLC., appointed Matt Sederstrom to our board.  We entered into a design-build contract with Fagen, Inc., for the purpose of providing design, development and construction services to us in connection with our ethanol plant.  Pursuant to the design-build contract, Fagen, Inc., has agreed to design, develop and construct a 40 million gallon per year ethanol plant for an amount not to exceed approximately $45,744,000, subject to change orders approved by us.  The amount we expect to pay Fagen, Inc., for construction of the ethanol plant is comparable to that of an arms-length transaction.

Walter Wendland, Chairman, President, Chief Executive Officer, Director and Member

On October 1, 2003, we entered into an independent contractor agreement with Walter Wendland who serves as our Chairman, President, Chief Executive Officer and director.  Mr. Wendland is also a member of the Company.  Under the agreement, the Company engages Mr. Wendland as a full-time construction coordinator.  Under the terms of the agreement, Mr. Wendland will be responsible for the supervision and coordination of plant construction, development of policies regarding construction of the project, monitoring project development, public relations and other on-site development issues.  We will pay Mr. Wendland approximately $5,000 per month for these services.  The agreement is expected to last until the project is completed.

Stan Laures, Director and Member

Upon execution of the debt financing agreements, we paid our project coordinator, Stan Laures, a bonus of $40,000.  Mr. Laures is a director on our board of directors and a member.  In addition, we have an oral agreement with Mr. Laures under which he provides consulting services to the Company in exchange for compensation of $5,000 per month.  The oral agreement began on December 1, 2003, and is expected to continue for six months from December 1, 2003 to May 31, 2004.

ITEM 13.                                     EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  The following exhibits are included herein:

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
3.1	Articles of Organization of registrant. Filed as Exhibit 3.1 to the Registrant’s registration statement on Form S-2B (Commission File 333-101441) and incorporated by reference herein.

3.2

Second Amended and Restated Operating Agreement of the registrant.  Filed as Exhibit 3.1 to the Registrant’s quarterly report on Form 10-QSB (Commission File 333-101441) and incorporated by reference herein.

4.1	Form of Subscription Agreement of Registrant. File as Exhibit 4.1 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

4.2	Form of Membership Unit Certificate. Filed as Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

4.3	Escrow Agreement dated November 7, 2002. Filed as Exhibit 4.3 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.1

Letter of Intent by and between Fagen, Inc. and Golden Grain Energy, LLC dated June 21, 2002.  Filed as Exhibit 10.1 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.2

September 25, 2002 Option to Purchase Real Estate from Red Oak Development, Inc.  Filed as Exhibit 10.2 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.3

October 4, 2002 Option to Purchase Real Estate from Fagen, Inc.  Filed as Exhibit 10.3 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.4

September 16, 2002 Consulting Agreement with Value Add Ventures, LLC.  Filed as Exhibit 10.4 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.5

July 31, 2002 Agreement between Golden Grain Energy, LLC and U.S. Energy Services, Inc.  Filed as Exhibit 10.5 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.6

October 10, 2002 Agreement between Golden Grain Energy, LLC and Air Resource Specialists, Inc.  Filed as Exhibit 10.6 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.7

September 26, 2002 Agreement between Golden Grain Energy, LLC and KMA Consulting.  Filed as Exhibit 10.7 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.8	Facilities Services Agreement dated July 30, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company.*

10.9	Electric Service Agreement dated August 13, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company.

10.10	Gas Facilities Extension Contract dated October 23, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company.

10.11	Firm Transportation Agreement dated October 23, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company.

10.12	Amended Letter of Intent dated October 1, 2003 by and between Golden Grain Energy and Fagen, Inc.

10.13	Agreement between Shawver Well Company and Golden Grain Energy, LLC dated October 21, 2003.

10.14	Design/Build Contract dated October 24, 2003 by and between Golden Grain Energy, LLC and Fagen, Inc. *

10.15	Independent Contractor Agreement dated October 1, 2003 by and between Golden Grain Energy, LLC and Walter Wendland.

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

*Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

(b)                                 Reports on Form 8-K.

On September 17, 2003, we filed Form 8-K reporting the change in our fiscal year from January 1 through December 31 to November 1 through October 31, effective as of September 17, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	January 28, 2004	/s/ Walter Wendland
Walter Wendland
President (Principal Executive Officer)

Date:	January 28, 2004	/s/ Jim Boeding
Jim Boeding
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2004	/s/ Walter Wendland
Walter Wendland, President and Director

Date: January 28, 2004	/s/ Dave Sovereign
Dave Sovereign, Vice-President and Director

Date: January 28, 2004	/s/ Jim Boeding
Jim Boeding, Treasurer and Director

Date: January 28, 2004	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date: January 28, 2004	/s/ Arnold Boge
Arnold Boge, Director

Date: January 28, 2004	/s/ Steve Eastman
Steve Eastman, Director

Date: January 28, 2004	/s/ Leslie Hansen
Leslie Hansen, Director

Date: January 28, 2004	/s/ Randy Liddle
Randy Liddle, Director

Date: January 28, 2004	/s/ Bernard Retterath
Bernard Retterath, Director

Date: January 28, 2004	/s/ Matt Sederstrom
Matt Sederstrom, Director

Date: January 28, 2004	/s/ Steve Core
Steve Core, Director