Form 10QSB
period 2004-01-31
GOLDEN GRAIN ENERGY
filed 2004-03-16
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2004

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at March 15, 2004
Class A Membership Units	26,640,000
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):	☐ Yes	☒ No

PART I.                                                                                                    FINANCIAL INFORMATION

Item 1.           Financial Statements

GOLDEN GRAIN ENERGY, LLC

UNAUDITED FINANCIAL STATEMENTS
JANUARY 31, 2004

GOLDEN GRAIN ENERGY, LLC

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Balance Sheet

January 31, 2004
(Unaudited)
ASSETS
Current Assets
Cash and equivalents	$18,987,479
Interest receivable	3,924
Prepaid and other	19,090
Total current assets	19,010,493

Equipment
Office equipment	17,181
Construction in process	8,830,977
Land and land improvements	855,200
9,703,358
Less accumulated depreciation	3,435
Net equipment	9,699,923

Other Assets
Debt issuance costs	414,960

Total Assets	$29,125,376

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	83,323
Accrued payroll taxes	1,245
Construction payable	2,719,681
Total current liabilities	2,804,249

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	26,919,956
Deficit accumulated during development stage	(598,829)
Total members’ equity	26,321,127

Total Liabilities and Members’ Equity	$29,125,376

Notes to Condensed Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Quarter Ended January 31, 2004	Quarter Ended January 31, 2003	From Inception (March 18, 2002) to January 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	183,774	39,180	419,529
Project coordinator	12,170	6,510	53,400
General and administrative	54,262	42,719	323,590
Total	250,206	88,409	796,519

Operating Loss	(250,206)	(88,409)	(796,519)

Other Income
Grants	—	80,000	164,000
Interest	23,622	2,072	33,690
Total	23,622	82,072	197,690

Net Loss	$(226,584)	$(6,337)	$(598,829)

Net Loss Per Unit (11,344,300, 920,000 and 2,300,800 weighted average units outstanding, respectively)	$(0.02)	$(0.01)	$(0.26)

Notes to Condensed Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Quarter Ended January 31, 2004	Quarter Ended January 31, 2003	From Inception (March 18, 2002) to January 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(226,584)	$(6,337)	$(598,829)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	769	177	3,435
Grant income	—	(80,000)	(164,000)
Change in assets and liabilities
Interest receivable	(3,924)	—	(3,924)
Prepaid and other	(12,001)	(163)	(19,090)
Accounts payable	(1,330)	10,597	83,323
Accrued payable	(618)	141	1,245
Net cash used in operating activities	(243,688)	(75,585)	(697,840)

Cash Flows from Investing Activities
Capital expenditures	(1,140,200)	(2,303)	(1,172,381)
Construction in process	(6,111,296)	—	(6,111,296)
Net cash used in investing activities	(7,251,496)	(2,303)	(7,283,677)

Cash Flows from Financing Activities
Proceeds from grants	—	80,000	164,000
Capital expenditure grant received	300,000	—	300,000
Payments for short term debt	(60,000)	—	—
Payments for debt issuance costs	(394,960)	—	(414,960)
Member contributions	26,640,000	—	27,100,000
Costs related to capital contributions	(3,600)	(46,185)	(180,044)
Net cash provided by (used in) in financing activities	26,481,440	(46,185)	26,968,996

Net Increase (Decrease) in Cash and Equivalents	18,986,256	(124,073)	18,987,479

Cash and Equivalents – Beginning of Period	1,223	359,569	—

Cash and Equivalents – End of Period	$18,987,479	$235,496	$18,987,479

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in construction payable	$2,719,681	$—	$2,719,681

Deferred offering costs included in accounts payable	$—	$19,690	$—

Deposit applied to land purchase	$15,000	$—	$—

Notes to Condensed Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

January 31, 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2003, contained in the Company’s annual report on Form 10-KSB for 2003.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction began in 2003. As of January 31, 2004, the Company is in the development stage with its efforts being principally devoted to organizational activities and  construction of an ethanol plant for a total cost of approximately $59,600,000, of which approximately $9,700,000 has been incurred through January 31, 2004.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  In December 2003 the issuance of new equity occurred and the costs have been netted against the proceeds received.

2.  BANK FINANCING

On January 16, 2004, the Company entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit.

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

In October 2003, the Company received a $200,000 line of credit from a bank that expired February 1, 2004. Interest is charged at an interest rate of 6.00%.  The line is secured by essentially all assets.  The Company has no outstanding borrowings under this line at January 31, 2004.

In January 2004, the Company received from a bank a $100,000 line of credit that expires January 2005.  Interest is charged at an interest rate of 6.5%.  The line is secured by essentially all assets.  The Company has no outstanding borrowings under this line at January 31, 2004.

3.  MEMBERS’ EQUITY

The Company had prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering was for up to 28,500,000 membership units and was available for sale at $1.00 per unit. As of May 14, 2003, the Registration Statement was declared effective, and the equity drive began June 1, 2003.  The Company has raised in excess of the minimum of $19,250,000 through the Offering and has closed the Offering effective December 26, 2003.  The Company has also secured a financing commitment from a lender on January 16, 2004 (Note 2).

4.  GRANTS

The Company has applied for various Federal and state grants and has been awarded a grant in the amount of $300,000 which was used for the purchase of real estate for the plant site.

In December 2003, the Company received notification that it was awarded funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  Under this program, the Company expects to receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.

5.  COMMITMENTS AND CONTINGENCIES

Land contracts

The Company has entered into a contract to have the option to purchase between 40 and 60 acres of land near Mason City, Iowa, for approximately $9,000 per acre.  The Company deposited $10,000 of earnest money with an unrelated party for this option.  This deposit gives the holder 15 months, from the effective date of September 25, 2002, in which to exercise the option.  The Company assigned the real estate option to Fagen.  In exchange for this assignment, Fagen has given the Company the option to purchase the real estate from them on terms similar to those described above, plus any improvements that have been added.  On December 6, 2002, Fagen exercised the option and acquired 59.3 acres at a purchase price of approximately $9,000 per acre for a total purchase price of approximately $534,000.  The Company exercised its option in December 2003 and paid the same price as Fagen plus 5% interest on the land and improvements,  which includes improvements on two acres adjacent to the plant site which the Company purchased as part of the additional 9.3 acre purchase described below.

In December 2003 the Company purchased an additional 9.3 acres of land at a cost of $50,000.

Consulting contracts

In April 2002, the Company hired a project coordinator, who is also a member of the Company, at a contracted price of $2,170 per month for an indefinite time period.  The project coordinator received a cash bonus in the amount of $40,000 upon the successful acquisition of debt financing, which occurred in December 2003.  The Company has paid the project coordinator approximately $83,400 under this contract.

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

In September 2002, the Company entered into a consulting agreement with an unrelated third party, to provide services relating to contract negotiation, marketing, and the securing of debt financing.  For these services the Company paid $1,000 per week, until it was authorized to sell under the Offering as described in Note 3, at which time the amount increased to $1,500 per week.  Additionally, the Company will pay a one-time bonus of $75,000 when the Company raises enough equity financing required by a prospective lender that enables the Company to secure debt financing, which was paid in December 2003.  The agreement has no term, but may be terminated at any time by either party upon fourteen days notice.

In September 2002, the Company entered into a consulting agreement with an unrelated party to provide risk management services for a period of eighteen months for a total of $6,500 ending in February 2004.

In October 2003, the Company entered into an agreement with a member for services as a construction coordinator.  The term of this agreement is from December 1, 2003 to June 1, 2004 but may be terminated at any time by delivery of either oral or written notice.  The agreement requires the Company to pay monthly compensation of $5,000 and to reimburse all reasonable and documented business expenses.

Development Agreement

On December 17, 2003, the Company entered into a private re-development agreement with the City of Mason City for construction of the ethanol plant and site improvements at the Mason City site.  Under the agreement, in exchange for the Company building the plant, employing a minimum of 30 employees, agreeing to annexation in the City and the payment of a special water fee of $3,333 for a period of ten years, the City of Mason City agrees to pay semi-annual economic development grants to the Company equal to the amount of the tax assessments imposed by Cerro Gordo County on the Company’s plant beginning in October of 2006 and continuing for 10 years.  These grants are anticipated to total approximately $1,000,000 or more.

Marketing agreement

On December 31, 2003, the Company entered into a marketing agreement with a company for the purpose of marketing and selling all the distillers grains the Company is expected to produce.  The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.

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

We expect that the project will cost approximately $59.6 million.  On December 26, 2003 we released funds from escrow based upon deposits of subscription proceeds in excess of $19,250,000 and our receipt of a written debt financing commitment consisting of a term loan of $32,000,000 and a $1,500,000 line of credit from Home Federal Savings Bank of Rochester, Minnesota.  On January 16, we closed on the debt financing term loan and line of credit from Home Federal Savings Bank of Rochester, Minnesota.

We expect that it will take approximately 14 to 16 months from the date we closed the offering, December 26, 2003, to construct the ethanol plant and commence start-up operations.  Our anticipated date of substantial completion of ethanol plant construction is currently March 2005.  We do not intend to hire a sales staff to market our products.  We plan to engage third party distributors to market or purchase our ethanol and distillers grains.  We have entered into discussions with third party distributors to market our ethanol, but have not executed any agreement with any distributor for our ethanol.  We have entered into an agreement with a third party distributor to market our distiller grains.  We have no plans at this time to sell our carbon dioxide to a third party processor.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months continuing construction of the ethanol plant and commencing start-up operations. We expect to have sufficient cash available to cover our costs over the next 12 months, including construction, staffing, office, audit, legal, compliance costs and start up working capital costs. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our design-builder, prime subcontractor and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement under the section entitled “Risk Factors.”

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

We estimate that we will need approximately $45,744,000 to construct the plant and a total of approximately $59,641,650 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon offering proceeds of $26,640,000, the senior credit facility of $33,500,000 consisting of a term loan of $32,000,000 and a line of credit of up to $1,500,000, grant proceeds of $300,000, and anticipated tax rebates of $1,000,000 available under the private re-development agreement with Mason City, we will have approximately $61,440,000 of capital available, which means we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

As of the date of this report, the installation of the underground water distribution and fire loop is completed.  These facilities provide fire protection and processing water systems for the ethanol plant.  The primary distribution and transformer for our electrical requirements are in place.  We have obtained the water permit and our well contractor is expected to complete the drilling of the 14-inch well this spring.  The foundation is complete in the fermentation area and the concrete work is nearly complete in the process building.  Structural steel has been erected in all areas of the process building, except the evaporation area.  The tank contractor is working on the stainless steel liquifaction tanks.  The concrete footing and walls are in place for the dried distillers grain storage building located in the grain receiving area.  The excavation is underway in preparation for the construction of the tunnels under the grain silos.  We estimate that the overall construction is approximately 30% complete.

On December 17, 2003, we entered into a private re-development agreement with the City of Mason City for construction of the ethanol plant and site improvements at the Mason City site.  Under the agreement, in exchange for the Company building the plant, employing a minimum of 30 employees, agreeing to annexation in the City and the payment of a special water fee of $3,333 for a period of ten years, the City of Mason City agrees to pay semi-annual economic development grants to the Company equal to the amount of the tax assessments imposed by Cerro Gordo County on the Company’s plant beginning in October of 2006 and continuing for 10 years.  These grants are anticipated to total approximately $1,000,000 or more.

On December 31, 2003, we entered into a marketing agreement with Commodity Specialist Company (“CSC”), a Delaware corporation, for the purpose of marketing and selling all distillers grains we expect to produce.  The agreement is for an initial period of one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.  CSC is not affiliated with the Company, our directors or officers.

Subsequent to the end of the period covered by this report, we entered into an agreement with Air Resource Specialists, Inc. for environmental compliance support in exchange for a budgeted amount of $12,306.  Air Resource Specialists, Inc. is not affiliated with the Company, our directors or officers.

We are discussing the terms and conditions of an ethanol marketing agreement with a potential ethanol re-distributor.  We anticipate entering into an ethanol marketing agreement prior to substantial completion of construction of the ethanol plant.

We are currently in negotiations and anticipate entering into a contract with R.J. O’Brien to provide risk management services including, without limitation, price hedging of our corn and natural gas supplies.  R.J. O’Brien is an Illinois corporation that is not affiliated with the Company, our directors or officers.

We are exploring the feasibility of installing pelletizer equipment associated with the production of distillers grains.  This equipment may allow us to transport and deliver our distillers grains without as much wet caking, resulting in a delivery of better quality products.

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

Liquidity and Capital Resources

As of January 31, 2004, we had cash and cash equivalents of $18,987,479, construction in process of $8,830,977, and total assets of $29,125,376 upon closing of the offering.  At the close of the offering, we had deferred offering costs of $162,276, which we netted against the subscription proceeds when we issued units in the offering.    As of January 31, 2004, we had current liabilities of $2,804,249, which consist primarily of our accounts payable of $83,323 and construction payable of $2,719,681.  Since our inception through January 31, 2004, we have an accumulated deficit of $598,829.  Total members’ equity as of January 31, 2004 was $26,321,127.  Since our inception, we have generated no revenue from operations.

On January 16, 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years to be paid in monthly installments including principal and interest.  Interest on the converted term loan will be a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  During construction, which is expected to be for a period of up to 16 months, we will make interest only payments on the principal balance of $32,000,000 at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0%, adjusted quarterly.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.  The term loan and the line of credit agreements contain restrictions and financial covenants to which the Company will be subject during the term of the agreements.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

In January 2004 we received a $100,000 line of credit from the State Bank of Lowler.  Interest is charged at 6.5% and the line is secured by essentially all of our assets.  Although we have this line of credit available, we do not anticipate any significant borrowings under this line and there are no outstanding borrowings as of January 31, 2004.

As of January 31, 2004, we have spent approximately $9,700,000 on acquisition of real estate for our plant site and construction costs.  The construction costs paid as of January 31, 2004 include $6,111,296 paid to Fagen, Inc. under the Design/Build Agreement and a construction payable of $2,719,681 to Fagen, Inc.  Fagen, Inc. is the beneficial owner of 2,000,000 of our Class A Units (1,000,000 are owned by Fagen, Inc. and 1,000,000 are owned by Fagen Engineering, LLC, a company controlled by Fagen, Inc.), or approximately 7.5% of the outstanding Class A Units.  Under our Operating Agreement, Fagen, Inc’s ownership of its membership units entitles it to appoint one (1) director to our board and Fagen Engineering, LLC’s ownership of its membership unites entitles it to appoint one (1) director to our board.  On December 17, 2003, Fagen, Inc. appointed Steve Core to our board and Fagen Engineering, LLC appointed Matt Sederstrom to our board.

In December 2003 we were notified that we were not awarded any grant proceeds under the Value-Added Agricultural Product Market Development Grant through the USDA.  We will be eligible and expect to re-apply for grant proceeds under this grant next year, however, there is no assurance that we will receive any portion of the USDA grant.  We received notification that we have been awarded funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  Under this program, we expect to receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.  We anticipate being allowed to defer principal payments on the $300,000 zero percent interest loan for two years.  We are still negotiating the final terms of the VAAPFAP Agreement.

The following schedule is an estimate of our sources of funds.  This schedule assumes tax rebates totaling $1,000,000 and grant proceeds of $300,000.  During the fiscal quarter ending January 31, 2004, we used the $300,000 grant from Mason City toward the purchase of real estate for our plant site.     The amounts set forth below are estimates only and our actual source of funds could vary significantly due to a variety of factors, including those described in the Registration Statement and this report.

Source of Funds	26,640,000 Units Sold	Percent of Total
Class A Membership Unit Proceeds	$26,640,000	43.36%
Tax Rebates	$1,000,000	1.63%
Grant Proceeds	$300,000	0.50%
Term Debt Financing and Line of Credit	$33,500,000	54.53%
Total Sources of Funds	$61,440,000	100.00%

Item 3.           Controls and Procedures

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

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities

The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-101441) effective on May 14, 2003.  We commenced our public offering shortly thereafter.

The following is a breakdown of the Class A Units registered and the Class A Units sold in the offering:

Amount Registered	Aggregate price of the amount registered	Amount Sold	Aggregate price of the amount sold to date
28,500,000	$28,500,000	26,640,000	$26,640,000

On December 26, 2003 we closed the offering and stopped selling Class A units registered under our registration statement.  During the offering we sold 26,640,000 Class A Units and received aggregate offering proceeds of $26,640,000.  We sold the Units without the assistance of an underwriter.

On December 26, 2003 we released funds from escrow and issued 26,640,000 Class A Units in the Company.  At the close of the offering, we had offering expenses of $162,276, which we netted against the aggregate subscription proceeds.  No offering expenses were paid to related parties.  Our net offering proceeds are $26,477,724.

The following table describes our use of our net offering proceeds as of January 31, 2004:

TOTAL PLANT CONSTRUCTION COST:	$6,111,296
LAND AND SITE DEVELOPMENT	$840,200
OTHER COSTS(1)	416,587
FINANCING COSTS	$394,960
TOTAL	$7,763,043

(1)  Other costs consist of organizational costs, professional fees and other general and administrative costs.  No single expenditure in any of the foregoing cost categories exceeded $100,000.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

There has been no change in our procedures by which Members may recommend nominees to the Company’s Board of Directors.  The process continues to be as described in our Operating Agreement.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

10.1	Credit Agreement between Golden Grain Energy, LLC and Home Federal Savings Bank dated January 16, 2004
10.2	Distillers Grains Marketing Agreement between Golden Grain Energy, LLC and Commodity Specialists Company dated December 31, 2003
10.3	Agreement for Private Redevelopment between Golden Grain Energy, LLC and the City of Mason City, Iowa dated December 17, 2003
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350
32.2	Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 16, 2004	/s/ Walter Wendland
Walter Wendland
President (Principal Executive Officer)

Date:	March 16, 2004	/s/ Jim Boeding
Jim Boeding
Treasurer (Principal Financial and Accounting Officer)