Form 10QSB
period 2004-04-30
GOLDEN GRAIN ENERGY
filed 2004-06-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended April 30, 2004

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at June 1, 2004
Class A Membership Units	26,640,000
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):          ☐  Yes          ☒  No

PART I.       FINANCIAL INFORMATION

Item 1.           Financial Statement

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

C O N T E N T S

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Balance Sheet

April 30, 2004
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$9,248,244
Interest receivable	1,661
Prepaid and other	15,894
Total current assets	9,265,799

Property and Equipment
Office equipment	17,854
Construction in process	21,756,198
Land and land improvements	852,400
22,626,452
Less accumulated depreciation	(4,206)
Net property and equipment	22,622,246

Other Assets
Debt issuance costs	446,183

Total Assets	$32,334,228

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$53,204
Accrued payroll taxes	1,248
Construction payable	6,065,937
Total current liabilities	6,120,389

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	26,919,956
Deficit accumulated during development stage	(706,117)
Total members’ equity	26,213,839

Total Liabilities and Members’ Equity	$32,334,228

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Quarter Ended April 30, 2004	Quarter Ended April 30, 2003	From Inception (March 18, 2002) to April 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	2,784	19,004	422,313
Project coordinator	15,000	6,510	68,400
General and administrative	96,651	51,100	417,936
Total	114,435	76,614	908,649

Operating Loss	(114,435)	(76,614)	(908,649)

Other Income (Expense)
Grants	—	29,772	164,000
Interest income	7,146	1,214	40,836
Interest expense	—	—	(2,304)
Total	7,146	30,986	202,532

Net Loss	$(107,289)	$(45,628)	$(706,117)

Net Loss Per Unit (27,560,000, 920,000 and 5,237,700 weighted average units outstanding, respectively)	$(0.04)	$(0.05)	$(0.13)

Notes to Financial Statements are an integral part of this Statement.

	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	186,558	58,184
Project coordinator	27,170	13,020
General and administrative	148,609	93,819
Total	362,337	165,023

Operating Loss	(362,337)	(165,023)

Other Income (Expense)
Grants	—	109,772
Interest	30,769	3,286
Interest expense	(2,304)	0
Total	28,465	113,058

Net Loss	$(333,872)	$(51,965)

Net Loss Per Unit (19,363,100 and 920,000 weighted average units outstanding, respectively)	$(0.02)	$(0.06)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Six Months Ended April 30, 2004	Six Months Ended April 30, 2003	From Inception (March 18, 2002) to April 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(333,872)	$(51,965)	$(706,117)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,540	567	4,206
Grant income	—	—	(164,000)
Change in assets and liabilities
Interest receivable	(1,661)	—	(1,661)
Prepaid and other	(8,805)	(19,023)	(15,894)
Accounts payable	(29,149)	12,979	50,904
Accrued payable	(615)	490	1,248
Net cash used in operating activities	(372,562)	(56,952)	(831,314)

Cash Flows from Investing Activities
Capital expenditures	(1,138,073)	(10,286)	(1,170,254)
Payments for construction in process	(15,690,261)	—	(15,690,261)
Net cash used in investing activities	(16,828,334)	(10,286)	(16,860,515)

Cash Flows from Financing Activities
Proceeds from grants	—	—	164,000
Capital expenditure grant received	300,000		300,000
Payments for short term debt	(60,000)	—	—
Payments for debt issuance costs	(428,483)	—	(443,883)
Member contributions	26,640,000	—	27,100,000
Payments for cost of raising capital	—	(82,969)	—
Costs related to capital contributions	(3,600)	(4,278)	(180,044)
Net cash provided by (used in) in financing activities	26,447,917	(87,247)	26,940,073

Net Increase (Decrease) in Cash and Equivalents	9,247,021	(154,485)	9,248,244

Cash and Equivalents – Beginning of Period	1,223	359,569	—

Cash and Equivalents – End of Period	$9,248,244	$205,084	$9,248,244

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in accounts payable	$6,065,937	$—	$6,065,937

Deferred offering costs included in accounts payable	$—	$24,329	$—

Deposit applied to land purchase	$—	$—	$15,000

Debt issuance costs in accounts payable	$2,300	$—	$2,300

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

April 30, 2004

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

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa.  Construction began in 2003. As of April 30, 2004, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of an ethanol plant for a total cost of approximately $59,600,000 of which approximately $22,619,000 has been incurred through April 30, 2004.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Reclassification

Certain amounts in the Statements of Operations for 2003 and Inception to date have been reclassified to conform to 2004 classifications.  These reclassifications had no effect on net loss as previously reported.

2.  BANK FINANCING

On January 16, 2004, the Company entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit.  At April 30, 2004, the Company has no outstanding borrowings under this credit facility.

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

In January 2004, the Company received a $100,000 line of credit from a bank that expires January 2005.  Interest is charged at an interest rate of 6.5%.  The line is secured by essentially all assets.  The Company has no outstanding borrowings under this line at April 30, 2004.

Subsequent to the period covered by this report, the Company entered into the First Amendment to the Credit Agreement dated January 16, 2004.  Under the First Amendment to the Credit Agreement, Section 2.08 of the Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.

3.  GRANTS

The Company has applied for various Federal and state grants, and has been awarded a grant in the amount of $300,000, which was used to purchase real estate for the plant site.

In December 2003, the Company received notification that it has been awarded funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  Under this program, the Company expects to receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.  The Company is currently negotiating the final terms of this agreement.

4.  COMMITMENTS AND CONTINGENCIES

Consulting contracts

In July 2002, the Company entered into a consulting agreement, beginning August 1, 2002 and continuing until six months after the completion date, with an unrelated party to provide consulting and project management services for supplies of natural gas and electricity to the plant.  The agreement shall be month-to-month after the initial term until either party, with 60 days written notice, terminates the agreement.  For these services, the Company will pay $2,500 per month plus pre-approved travel expenses.  The fees for February, March, and April 2004 were waived due to inactivity.

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

In March 2004, we entered into an agreement with R.J. O’Brien to provide risk management services including, without limitation, price hedging of our corn and natural gas supplies.  R.J. O’Brien is an Illinois corporation that is not affiliated with the Company, our directors or officers.

In April 2004, the Company entered into an agreement with a consultant for recruitment of qualified candidates for the commodity and plant manager positions.

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

Marketing agreements

On December 31, 2003, the Company entered into a marketing agreement with a company for the purpose of marketing and selling all the distillers grains the Company is expected to produce.  The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.

On April 1, 2004, the Company entered into a marketing agreement with a company to market, sell and distribute the entire ethanol produced at this facility.  The agreement shall commence on the first day of the month that the Company initially ships ethanol and shall continue for a period of 12 months.  Unless the agreement is terminated at that time, the agreement will automatically renew for successive additional terms of one year each.

Construction agreements

On March 17, 2004, the Company entered into an agreement with a contractor for the construction of a spur track.  The project shall be completed by November 19, 2004 at a cost of $640,000, of which $5,900 is in construction payable at April 30, 2004.  In April 2004, the Company entered into an agreement with a railroad company for the construction of the connection of the spur rail for $91,368, which has been paid.

In March 2004, the Company entered into agreements with three contractors for the construction on an office building.  The cost of the contracts is approximately $175,000.

Subsequent to the period covered by this report, the Company entered into an agreement with U.S. Water Services to provide them with the necessary water treatment chemicals, testing reagents, engineering services, environmental support services and plant start up assistance.  Under this agreement, the Company will pay U.S. Water Services $5,335 per month for an annual total of $64,021.  In addition, under this agreement, we are purchasing integration software and hardware from U.S. Water Services for $10,000. This agreement expires 3 years from the date the plant if operational.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Mason City in north central Iowa.  We expect that the project will cost approximately $59.6 million, which includes approximately $45.7 million to build the plant.  Our anticipated date of substantial completion is currently December 2004 and we expect plant operations to begin shortly thereafter.

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003.  Our offering began on June 1, 2003 and closed on December 26, 2003.  During the offering we sold 26,640,000 Class A Units and received aggregate offering proceeds of $26,640,000.

To complete financing of the project, in January 2004, we executed debt financing agreements securing a senior credit facility of $33,500,000 from Home Federal Savings Bank of Rochester, Minnesota.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months continuing construction of the ethanol plant and commencing start-up operations.  As of the date of this report, construction of the ethanol facility is on schedule.  As of April 30, 2004, plant construction is approximately 33% complete.  We anticipate plant construction will be substantially complete by December 2004 and expect start-up operations to begin shortly therafter.  These dates are only estimates and we may experience construction delays or delays in testing and start-up operations that would cause substantial completion and start-up operations to occur later than we currently expect.

As of the date of this report, roads servicing the plant have been graded to sub-grade elevation and are ready for final grading and surfacing which will occur when the plant nears substantial completion.  Site grading is substantially complete, with the final grading for the railroad spur also near completion.  On March 17, 2004, we entered into an agreement with Kelly-Hill Company for the construction of the rail spur.  We anticipate the rail spur construction cost to be approximately $640,000.  We expect rail spur construction to begin after June 1, 2004 and to be complete by November 2004.

The underground water distribution system and fire loop is complete.  The high-capacity well has been drilled and tested and we are currently in negotiations with contractors to install a 550-gallon/minute pump.  Permanent power is in place except for the transformer in the grain receiving area.  We anticipate the permanent Vista gear to be put in place in July 2004.  The Vista gear is the main disconnect to turn power on and off to the plant.   We are obtaining permitting for construction of the natural gas line.  We anticipate the natural gas line to be complete by November 2004.

The dried distillers grains building is substantially complete and is currently being used as a warehouse for storing equipment and supplies.  The foundation is being poured in the grain receiving building.  The slip-forming of the two 200,000 bushel silos is complete and the sub-contractor is currently pouring the floors and hoppers for the grain processing center in between the two silos.  Thorstad Construction is currently installing the unloading conveyor for the dried distillers grains building and will be responsible for installing the grain handling equipment.

Placement of the columns and foundations for the energy center is underway.  The dryer drums have been placed and the five stainless steel tanks outside the energy center are completed.  Erection of the structural steel for the energy center is scheduled to begin in June 2004.  Our boiler is scheduled to arrive by rail in September 2004.

The foundations are in place for each of the three 750,000 gallon fermenters.  Fermenter No. 1 is complete with the exception of the roof.  Prior to installation of the roof, storm damaged a side wall.  Our design-builder , at its expense, is repairing the damage.  Construction on Fermenter No. 2 is approximately 25% complete.  They are starting to weld the floor in place for Fermenter No. 3.  The 1,000,000-gallon beer well is complete.

The concrete foundation, floor, equipment pads and tanks have been placed in the process building.  The erection of the structural steel in the process building is substantially complete and most of the process tanks have been placed.  Masonry for the offices, master control center room and maintenance area is complete.  The evaporators, the beer column rectifier and side stripper have been set. The liner has been installed in the tank farm.  We anticipate construction of the storage tanks to begin in June 2004.

The framing, roofing, wiring, rough plumbing, windows and sheetrock for the administrative building are in place.  We anticipate the bricklayers and sheetrock finishers to begin work in June 2004.  We anticipate the administrative building to be substantially complete in July 2004.

The rising price of steel could affect the final cost of construction of the ethanol plant.  Although we are locked into a guaranteed maximum price under our Design Build Agreement with Fagen, Inc., any change orders involving the use of steel could inflate the price of the project above the guaranteed maximum price.  In addition, shortages of steel could affect the final completion date of the project.

We anticipate having sufficient capital available to meet our costs and obligations over the next 12 months. The following is our estimate of our costs and expenditures for the next 12 months. These estimates are based upon our design-builder, prime subcontractor and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in our Form SB-2 registration statement (SEC Registration No. 333-101441) under the section entitled “Risk Factors.”

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

We estimate that we will need approximately $45,744,000 to construct the plant and a total of  $59,641,650 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.  Based upon offering proceeds of $26,640,000, the senior credit facility of $33,500,000 (consisting of a term loan of $32,000,000 and a line of credit of up to $1,500,000) and anticipated tax rebates of $1,000,000 available under the private re-development agreement with Mason City, we will have approximately $61,140,000 of capital available.  This means that we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

The numbers in the table of costs and expenditures are only estimates and our actual expenses and costs could be higher due to a variety of factors outside our control, such as:

•                  Changes in the availability and price of corn;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Increased competition in the ethanol industry;

•                  Changes in interest rates or the availability of credit;

•                  Changes in our business strategy, capital improvements or development plans;

•                  Changes in plant production capacity or technical difficulties in operating the plant;

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•                  Changes in the availability and price of natural gas and the market for wet and modified wet distillers grains.

The inability of corn production to keep pace with increased demand for corn resulting, in part, to expansion of the ethanol industry and declining carryover corn supplies,  may require future corn rationing to help demand meet supply.  This could cause the cost of corn to rise in the geographical areas in which we expect to obtain corn for plant operations.  We intend to minimize our exposure to corn price volatility by using price risk management strategies such as forward contracting and price hedging.   We have engaged the firm of R.J. O’Brien to assist us with the development and implementation of these price risk strategies.

We may also be subject to ethanol price risk as Brazil and other countries have developed a process for producing ethanol from sugar cane at a lower cost of production than corn-based ethanol production.  With up to 7%

of the United States production tariff free under the rules of the Central American Initiative, this foreign ethanol production could increase the supply of ethanol in the United States thereby reducing the price of ethanol and decreasing our revenues.

The ethanol industry continues to grow.  In Iowa, five groups have announced plans to construct ethanol plants, with annual production per plant expected to range from 50 million gallons per year to 110 million gallons per year per plant. This expansion in the ethanol industry may decrease the supply of corn and increase the supply of ethanol.  This would increase our costs to purchase corn and decrease our price of selling ethanol.

The demand for ethanol continues to grow.  One reason for the increased demand for ethanol is the continued phase out legislation for MTBE.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  New York and Connecticut have banned the use of MTBE.  Sixteen states, including California, have passed phase out legislation for MTBE. The price of unleaded gasoline is also trading at historically high prices, causing the price of ethanol to remain favorable and helping to offset the high price of corn.

Natural gas will be an important input to our manufacturing process.  We expect to use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages.  These prices may increase our costs of production.  We expect natural gas prices to remain high or increase at least through the 2004 calendar year.  We intend to protect our price risk exposure to natural gas prices by using price risk management strategies such as forward contracting and price hedging.  We have engaged the firm of R.J. O’Brien to assist us with minimizing our price risk exposure.

On March 26, 2004 we entered into an agreement with R.J. O’Brien to provide risk management services including, without limitation, price hedging of our corn and natural gas supplies.  R.J. O’Brien is an Illinois corporation that is not affiliated with the Company, our directors or officers.

In March 2004, we entered into agreements with three separate contractors, Craighton Electric, Randy Brummond Const. and Geerts Plumbing & Heating, Inc. for the construction of our administrative office building for a total cost of approximately $171,000.

On April 1, 2004, we entered into a marketing agreement with Renewable Products Marketing Group, LLC to market, sell and distribute all the ethanol produced at our facility.  Under this agreement, we will elect to have our ethanol marketed under either a pooling or non-pooling arrangement.  If we elect to use the pooling arrangement, we will pay RPMG a pooling fee of one cent per gallon.  RPMG will pay us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled averaged distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied to the pool.  If we use the non-pooling arrangement, RPMG will pay us the net proceeds of sale based upon the price per gallon of ethanol paid by third party customers to RPMG less freight costs.  This agreement begins on the first day of the month we ship ethanol for the first time and continues thereafter for a period of 12 months.  If neither party terminates the agreement after the initial 12 months or at the end of any renewal period, the agreement automatically renews for successive terms of one year.

On April 9, 2004, we entered into an agreement with Union Pacific Railroad for the construction of the rail spur connection and installation of a switch circuit controller.  In addition, Union Pacific granted us the right to construct, own, keep, maintain, repair and use our own private section of track along Union Pacific’s right-of-way.  The cost of the connection was $91,368, which has been paid in full.

In April 2004, we entered into an agreement with Richard A. Johnson to provide for the recruitment of qualified candidates for the commodity and plant manager positions.  Either party may terminate this agreement upon written notice to the other party.

Subsequent to the period covered by this report, we entered into a First Amendment to the Credit Agreement with Home Federal Savings Bank, amending the Credit Agreement dated January 16, 2004.  The Credit

Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.  The Letter of Credit is security for the agreement between us and Interstate Power and Light Company for the construction of power supplies to the plant.  As soon as we receive our first bill from Interstate Power and Light Company for power used at the plant, the Letter of Credit Facility expires.  We paid Home Federal Savings Bank letter of credit fees in the amount of $13,644.70

Subsequent to the period covered by this report, we entered into an agreement with U.S. Water Services to provide us with the necessary water treatment chemicals, testing reagents, engineering services, environmental support services and plant start up assistance.  Under this agreement, we will pay U.S. Water Services $5,335 per month for an annual total of $64,021.  In addition, under this agreement, we are purchasing integration software and hardware from U.S. Water Services for $10,000. This agreement expires 3 years from the date the plant if operational.

Employees

Subsequent to the period covered by this report, we hired Walter Wendland as general manager of the plant commencing June 1, 2004.  Mr. Wendland previously served as our Chairman and President, a member of our board of directors and construction coordinator.  On April 23, 2004, Mr. Wendland resigned his positions as Chairman, director and construction coordinator and accepted the position of general manager.  Mr. Wendland retains his office as President and remains a member of the Company.  We expect to pay Mr. Wendland $80,000 per year for his services as general manager.  Mr. Wendland has prior agricultural business management experience, however, prior to accepting the position as general manager, Mr. Wendland had not managed an ethanol plant.  The agreement is terminable by either party at any time.

In May 2004 we hired Steve Dietz as our commodity manager who began employment on June 1, 2004.  Our commodity manager is responsible for managing all grain purchasing and handling, managing trades to offset company price risks and obtaining adequate grain supplies for our plant operations.  Mr. Dietz is under the supervision of our general manager.  In July, we anticipate hiring a plant manager who will be responsible for oversight of plant operations under the supervision of our general manager.  We intend to hire a plant manager with prior ethanol industry or related experience.  Prior to substantial completion of the plant, we anticipate hiring an additional 28-29 employees for management and operations of our facility.

The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed
General Manager	1
Plant Manager	1
Commodities Manager	1
Controller	1
Lab Manager	1
Lab Technician	2
Secretary/Clerical	4
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	4
Plant Operators	12
TOTAL	32

Liquidity and Capital Resources

As of April 30, 2004, we had cash and cash equivalents of $9,248,244, construction in process of $21,756,198, and total assets of $32,334,228.  As of April 30, 2004, we had current liabilities of $6,120,389, which consist primarily of our accounts payable of $53,204 and construction payable of $6,065,937.  Since our inception through April 30, 2004, we have an accumulated deficit of $706,117.  Total members’ equity as of April 30, 2004 was $26,213,839.  Since our inception, we have generated no revenue from operations.

On January 16, 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years to be paid in monthly installments including principal and interest.  Interest on the converted term loan will be a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  During construction, which is expected to be for a period of up to 16 months, we make interest only payments on the principal balance of $32,000,000 at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0%, adjusted quarterly.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.

The term loan and the line of credit agreements contain restrictions and financial covenants to which the Company will be subject during the term of the agreements.  Specifically, we must quarterly deposit into a restricted bank account an amount equal to 25% of our free cash flow, as defined in our loan agreements.  These deposits are capped at $2,750,000 for the 2005 calendar year and at $1,250,000 for each following year.  The total of these deposits will not exceed $6,500,000.  If the project suffers delays, we may not be able to timely repay the loan.  If interest rates increase, we will have higher interest payments, which could adversely affect our business.

On May 21, 2004 we entered into the First Amendment to the Credit Agreement dated January 16, 2004.  Under the First Amendment to the Credit Agreement, Section 2.08 of the Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.

As of April 30, 2004, we have spent approximately $22,600,000 on construction costs.  The construction costs paid as of April 30, 2004 include $15,690,261 paid to Fagen, Inc. under the Design/Build Agreement and a construction payable of $6,011,635 to Fagen, Inc.

In December 2003 we were notified that we were not awarded any grant proceeds under the Value-Added Agricultural Product Market Development Grant through the USDA.  We will be eligible and expect to re-apply for grant proceeds under this grant next year, however, there is no assurance that we will receive any portion of the USDA grant.  We received notification that we have been awarded funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  Under this program, we expect to receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.  We anticipate being allowed to defer principal payments on the $300,000 zero percent interest loan for two years.  We are currently negotiating the final terms of the VAAPFAP Agreement but we do not expect the final terms to significantly vary from the loan amounts and terms just described.

The following schedule is an estimate of our sources of funds as of April 30, 2004.  This schedule assumes tax rebates totaling $1,000,000 but does not include any grant proceeds.    In previous reports, we included $305,000 of grant proceeds in our estimated sources of funds.  During the fiscal quarter ending January 31, 2004, we used the $300,000 grant from Mason City toward the purchase of real estate for our plant site and used the balance of $5,000 toward payment of business development expenses.  Accordingly, we are not including any grant proceeds in our current estimate of our sources of funds.  The amounts set forth below are estimates only and our actual source of funds could vary significantly due to a variety of factors, including those described in the Registration Statement and this report.

Source of Funds	26,640,000 Units Sold	Percent of Total
Class A Membership Unit Proceeds	$26,640,000	43.57%
Tax Rebates	$1,000,000	1.64%
Term Debt Financing and Line of Credit	$33,500,000	54.79%
Total Sources of Funds	$61,140,000	100.00%

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

The following table describes our use of our net offering proceeds as of April 30, 2004:

TOTAL PLANT CONSTRUCTION COST:	$15,690,261

LAND AND SITE DEVELOPMENT	$838,073

OTHER COSTS(1)	$434,939

FINANCING COSTS	$428,483

TOTAL	$17,391,756

(1)  Other costs consist of organizational costs, professional fees and other general and administrative costs.  No single expenditure in any of the foregoing cost categories exceeded $100,000.

As of April 30, 2004, we have paid construction costs of $15,690,261 to Fagen, Inc.  Fagen, Inc. is the beneficial owner of 2,000,000 of our Class A Units (1,000,000 are owned by Fagen, Inc. and 1,000,000 are owned by Fagen Engineering, LLC, a company controlled by Fagen, Inc.), or approximately 7.5% of the outstanding Class A Units.  Under our Operating Agreement, Fagen, Inc’s ownership of its membership units entitles it to appoint one (1) director to our board and Fagen Engineering, LLC’s ownership of its membership unites entitles it to appoint one (1) director to our board.  On December 17, 2003, Fagen, Inc. appointed Steve Core to our board and Fagen Engineering, LLC appointed Matt Sederstrom to our board.

As of April 30, 2004, we have paid Walter Wendland a total of $35,000, which is included in the category of “Other Costs” in the use of proceeds table set forth above.  Until April 23, 2004, Mr. Wendland was a director on our board and Chairman of the Company.  Mr. Wendland is President, a member of the Company and, effective June 1, 2004, our general manager.

All other payments set forth in the use of proceeds table have been made to persons or entities other than our directors, officers, unit holders owning 10% or more of our units or our affiliates.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company held its annual members’ meeting on April 1, 2004 for the purpose of electing directors, ratifying the integration of the First Amendment to the Amended and Restated Operating Agreement into the Amended and Restated Operating Agreement and approving the Second Amendment to the Amended and Restated Operating Agreement.  Votes were solicited in person and by proxy.

Election of Directors

Pursuant to our Amended and Restated Operating Agreement seven (7) director positions were open.  We had seventeen nominees for the vacant positions.  All of the persons elected previously served on the board.  The following persons were nominated and the seven nominees receiving the greatest number of votes were selected to serve on the Board:

DIRECTORS/NOMINEES	NUMBER OF VOTES FOR	TERM ENDS
Walter Wendland	9,185,000	2007
Ron Pumphrey	8,533,000	2007
Stan Laures	7,933,000	2007
Dave Sovereign	7,406,000	2006
Jim Boeding	6,909,000	2006
Duane Lynch	5,300,000	2005
Jerry Calease	5,195,000	2005
Dave Drilling	4,945,000
Marion Cagley	3,230,000
Craig Backhaus	2,982,000
Arnold Boge	2,407,000
Rick Bodensteiner	2,145,000
Dr. Steve Brau	1,397,000
Eldon Tucker	897,000
D. David Dunlavy	779,000
Richard Schilling	647,000
Kermit Allard	535,000

Subsequent to the period covered by this report, Walter Wendland resigned as a director and Chairman of the Company.  Pursuant to the Amended and Restated Operating Agreement, the remaining board acted to replace Walter Wendland on the board as follows: Dave Sovereign replaced the position left vacant by Walter Wendland, Duane Lynch replaced the position vacated by Dave Sovereign and Marion Cagley was selected to fulfill the term vacated by Duane Lynch.  Upon Mr. Wendland’s resignation as Chairman, the board elected Dave Sovereign as Chairman pursuant to the terms of the Amended and Restated Operating Agreement and Steve Eastman was elected as vice Chairman.  Our current board consisting of both elected and appointed directors is as follows:

DIRECTOR	TERM ENDS
Dave Sovereign	2007
Ron Pumphrey	2007
Stan Laures	2007
Duane Lynch	2006
Jim Boeding	2006
Marion Cagley	2005
Jerry Calease	2005
Steve Eastman	indefinite
Matt Sederstrom	indefinite
Steve Core	indefinite
Leslie M. Hansen	indefinite
Chris Schwark	indefinite
Bernard Retterath	indefinite

Ratification of the Integration of the First Amendment to the Amended and Restated Operating Agreement

At our annual members’ meeting on April 1, 2004, the members adopted and approved the integration of the First Amendment to the Amended and Restated Operating Agreement dated September 17, 2003, which changed the Company’s fiscal year to November 1 to October 31, into the Amended and Restated Operating Agreement.  The members approved the integration of the First Amendment to the Amended and Restated Operating Agreement by voting 10,892,000 units in favor of the ratification, zero against and no abstentions.

Second Amendment to the Amended and Restated Operating Agreement

The Directors proposed amending the Amended and Restated Operating Agreement to allow notice required under the Amended and Restated Operating Agreement be satisfied via regular United States mail rather than registered or certified mail. The members approved the amendment by voting 11,042,000 units in favor of the amendment, zero against and no abstentions.

Item 5.           Other Information

There has been no change in our procedures by which members may recommend nominees to the Company’s board of directors.  The process continues to be as described in our Amended and Restated Operating Agreement.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

10.1	Spur Track Agreement between Golden Grain Energy, LLC and Kelly-Hill Company dated March 17, 2004.
10.2	Security Agreement and Assignment of Account between Golden Grain Energy, LLC and R.J. O’Brien dated March 26, 2004.
10.3	Ethanol Fuel Marketing Agreement between Golden Grain Energy, LLC and Renewable Products Marketing Group, LLC dated April 1, 2004.
10.4	Industry Track Contract between Golden Grain Energy, LLC and Union Pacific Railroad dated April 9, 2004.
10.5	Letter Agreement of Employment between Golden Grain Energy, LLC and Walter Wendland dated April 23, 2004.
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350
32.2	Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 14, 2004	/s/ Walter Wendland
Walter Wendland
President (Principal Executive Officer)

Date:	June 14, 2004	/s/ Jim Boeding
Jim Boeding
Treasurer (Principal Financial and Accounting Officer)