Form 10QSB
period 2004-07-31
GOLDEN GRAIN ENERGY
filed 2004-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2004

OR

☐                           Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                 to

Commission file number 333-101441

GOLDEN GRAIN ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14542 240TH STREET, MASON CITY, IOWA 50401

(Address of principal executive offices)

(641) 423-8525

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at September 1, 2004
Class A Membership Units	26,640,000
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                                                    ☐  Yes                         ☒  No

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statement

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Balance Sheet

ASSETS	July 31, 2004
(Unaudited)

Current Assets
Cash and equivalents	$397,011
Derivative instruments	195,300
Prepaid and other	11,257
Total current assets	603,568

Property and Equipment
Office equipment	43,987
Construction in process	37,639,583
Land and land improvements	854,180
38,537,750
Less accumulated depreciation	(5,203)
Net property and equipment	38,532,547

Other Assets
Debt issuance costs	472,296

Total Assets	$39,608,411

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Balance Sheet

LIABILITIES AND EQUITY	July 31, 2004
(Unaudited)

Current Liabilities
Construction note	$5,875,542
Accounts payable	56,777
Accrued expenses	7,992
Construction payable	8,794,802
Total current liabilities	14,735,113

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions	26,919,956
Deficit accumulated during development stage	(2,046,658)
Total members’ equity	24,873,298

Total Liabilities and Members’ Equity	$39,608,411

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Statements of Operations

	Quarter Ended July 31, 2004	Quarter Ended July 31, 2003	From Inception (March 18, 2002) to July 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating Expenses
Professional fees	33,718	45,916	456,031
Project coordinator	5,000	6,510	73,400
General and administrative	66,177	98,773	484,113
Total	104,895	151,199	1,013,544

Operating Loss	(104,895)	(151,199)	(1,013,544)

Other Income (Expense)
Grant income	—	49,228	164,000
Interest income	1,171	276	42,007
Interest expense	—	—	(2,304)
Unrealized loss on derivative instruments	(1,236,817)	—	(1,236,817)
Total	(1,235,646)	49,504	(1,033,114)

Net Loss	$(1,340,541)	$(101,695)	$(2,046,658)

Net Loss Per Unit (27,560,000, 920,000 and 7,609,200 weighted average units outstanding, respectively)	$(0.49)	$(0.11)	$(0.27)

Notes to Financial Statements are an integral part of this Statement.

	Nine Months Ended July 31, 2004	Nine Months Ended July 31, 2003
	(Unaudited)	(Unaudited)

Revenues	$—	$—

Operating Expenses
Professional fees	220,276	104,100
Project coordinator	32,170	19,530
General and administrative	214,786	192,592
Total	467,232	316,222

Operating Loss	(467,232)	(316,222)

Other Income (Expense)
Grant income	—	159,000
Interest income	31,940	3,562
Interest expense	(2,304)	—
Unrealized loss on derivative instruments	(1,236,817)	—
Total	(1,207,181)	162,562

Net Loss	$(1,674,413)	$(153,660)

Net Loss Per Unit (22,115,300 and 920,000 weighted average units outstanding, respectively)	$(0.08)	$(0.17)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Condensed Statements of Cash Flows

	Nine Months Ended July 31, 2004	Nine Months Ended July 31, 2003	From Inception (March 18, 2002) to July 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(1,674,413)	$(153,660)	$(2,046,658)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	2,537	1,412	5,203
Unrealized loss on derivative instruments	1,236,817	—	1,236,817
Grant income	—	—	(164,000)
Change in assets and liabilities
Derivative instruments	(1,432,117)	—	(1,432,117)
Prepaid and other	(4,168)	(12,820)	(11,257)
Accounts payable	(25,576)	32,403	54,477
Accrued payable	6,129	1,116	7,992
Net cash used in operating activities	(1,890,791)	(131,549)	(2,349,543)

Cash Flows from Investing Activities
Capital expenditures	(1,165,986)	(14,231)	(1,198,167)
Payments for construction in process	(28,844,781)	—	(28,844,781)
Net cash used in investing activities	(30,010,767)	(14,231)	(30,042,948)

Cash Flows from Financing Activities
Proceeds from grants	—	—	164,000
Capital expenditure grant received	300,000	—	300,000
Payments for short term debt	(60,000)	—	—
Payments for debt issuance costs	(454,596)	—	(469,996)
Member contributions	26,640,000	—	27,100,000
Payments for cost of raising capital	—	(132,565)	—
Costs related to capital contributions	(3,600)	(4,278)	(180,044)
Proceeds from construction loan	5,875,542	—	5,875,542
Net cash provided by (used in) in financing activities	32,297,346	(136,843)	32,789,502

Net Increase (Decrease) in Cash and Equivalents	395,788	(282,623)	397,011

Cash and Equivalents – Beginning of Period	1,223	359,569	—

Cash and Equivalents – End of Period	$397,011	$76,946	$397,011

Supplemental Cash Flow Information

Interest capitalized	$49,558	$—	$49,558

Supplemental Disclosure of Noncash Investing and Financing Activities
Construction costs in accounts payable	$8,794,802	$—	$8,794,802

Deferred offering costs included in accounts payable	$—	$24,587	$—

Deposit applied to land purchase	$—	$—	$15,000

Debt issuance costs in accounts payable	$2,300	$—	$2,300

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

July 31, 2004

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

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction began in 2003. As of July 31, 2004, the Company is in the development stage with its efforts being principally devoted to organizational activities and construction of an ethanol plant for a total cost of approximately $60,300,000 of which approximately $38,500,000 has been incurred through July 31, 2004.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the July 31, 2004 balance sheet at their fair market value.

On the date the derivative instrument is entered into, the Company will designate the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings.  Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.

The Company has recorded a unrealized loss on derivative instruments of approximately $1,236,000 related to its derivative contracts for the nine months ended July 31, 2004.

Reclassification

Certain amounts in the Statement of Operations for 2003 and Inception to date have been reclassified to conform to 2004 classifications.  These reclassifications had no effect on net loss as previously reported.

2.  BANK FINANCING

On January 16, 2004, the Company entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit.

Interest on the convertible construction loan is charged at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0%, adjusted quarterly, and during the construction period requires only interest payments.  Interest on the line of credit is charged at the prime rate plus 0.75%, adjusted quarterly.  The Company must maintain a zero balance on the line of credit, for a consecutive period of at least 30 days, during each rolling twelve month period.  As of July 31, 2004, the outstanding balance on the construction loan is $5,875,542.

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

In January 2004, the Company received a $100,000 line of credit from a bank that expires January 2005.  Interest is charged at an interest rate of 6.5%.  The line is secured by essentially all assets.  The Company has no outstanding borrowings under this line at July 31, 2004.

In May 2004, the Company entered into a First Amendment to the Credit Agreement with Home Federal Savings Bank, amending the Credit Agreement dated January 16, 2004.  The Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.  The Letter of Credit is security for the agreement between the Company and Interstate Power and Light Company for the construction of power supplies to the plant.  As soon as the Company receives the first invoice from Interstate Power and Light Company for power used at the plant, the Letter of Credit Facility expires.

3.  GRANTS

The Company has applied for various Federal and state grants, and has been awarded a grant in the amount of $300,000, which was used to purchase real estate for the plant site.

In December 2003, the Company received notification that it has been awarded funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program.  Under this program, the Company expects to receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.  The loan is subordinate to the Company’s construction term loan and line of credit and is secured by the Company’s business assets, including, accounts receivable and inventory.  As of July 31, 2004, the funds for this award have been temporarily suspended due to state budget shortfalls.

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

In March 2004, the Company entered into an agreement with R.J. O’Brien to provide risk management services including, without limitation, price hedging of their corn and natural gas supplies.  R.J. O’Brien is an Illinois corporation that is not affiliated with the Company, their directors or officers.

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

Construction agreements

On March 17, 2004, the Company entered into an agreement with a contractor for the construction of a spur track.  The project shall be completed by November 19, 2004 at a cost of $640,000.  The Company has incurred approximately $498,000 of these costs, of which approximately $118,000 is in construction payable at July 31, 2004.

In March 2004, the Company entered into agreements with three contractors for the construction on an office building.  The cost of the contracts is approximately $175,000.  As of July 31, 2004, the Company has incurred approximately $169,000 of these costs, of which approximately $16,000 is in accounts payable.

In May 2004, the Company entered into an agreement with U.S. Water Services to provide them with the necessary water treatment chemicals, testing reagents, engineering services, environmental support services and plant start up assistance.  Under this agreement, the Company will pay U.S. Water Services $5,335 per month for an annual total of approximately $64,000.  In addition, under this agreement, the Company is purchasing integration software and hardware from U.S. Water Services for $10,000.  This agreement expires 3 years from the date the plant is operational.  If the Company chooses to terminate this contract before the 3 year agreement expires, the Company is required to pay a prorated charge in the amount of $246 a month for the number of remaining months on the agreement.

In July 2004, the Company entered into an agreement to lease rail cars with a company.  The agreement is for a period of 84 months starting on the first day of the month following the date of delivery of the final car.  It requires a fixed rental rate per month of $410 per unit for each calendar year as well as provisions for maintenance.

Item 2.           Management’s Discussion and Analysis and Plan of Operations

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons discussed in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Mason City in north central Iowa.  We expect that the project will cost approximately $60.3 million, which includes approximately $45.7 million to build the plant.  Our estimated total project cost has increased by approximately $700,000.  This increase is primarily due to increasing costs of our corn inventory as described in greater detail in this report under the heading “Plan of Operations”.  Our anticipated date of substantial completion is currently December 2004 and we expect plant operations to begin shortly thereafter.

We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003.  Our offering began on June 1, 2003 and closed on December 26, 2003.  During the offering we sold 26,640,000 Class A Units and received aggregate offering proceeds of $26,640,000 to supplement our initial capital of $460,000.

To complete financing of the project, in January 2004, we executed debt financing agreements securing a senior credit facility of $33,500,000 from Home Federal Savings Bank of Rochester, Minnesota.  We expect the proceeds of our equity offering and the debt financing funds will provide sufficient capital to construct the plant and begin start-up operations.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months continuing construction of the ethanol plant and commencing start-up operations.  Construction of the plant is moving forward on schedule.  We anticipate plant construction will be substantially complete by December 2004 and expect start-up operations to begin shortly thereafter.  We anticipate plant production and corn grinding to begin on or about December 6.  The six-week training for employees is scheduled to end on November 26.   These dates are only estimates and we may experience construction delays or delays in testing and start-up operations that would cause substantial completion and start-up operations to occur later than we currently expect.  The following is an update of our construction progress:

Plant Area/Building	Construction Update

Site Work and Utilities:

As of the date of this report, the roads have been graded to subgrade elevation and bids are being sought for paving.  We anticipate paving the roads in October.  The fire loop is complete but may be extended to meet insurance requirements.  We will be installing the water meter to the administration building and process building in the upcoming month and extending the 12 inch city water lines, fire loop and well water line to the pump building.  The construction of the pump building is scheduled to start once water lines are in place.  Waterlines will need to be tested once equipment is in place.

Permanent electrical has been installed, all transformers have been placed and the contractor’s electricians have been terminating the wiring in buildings.

The well has been drilled and the pump has been installed to deliver 550 gallon per minute of process water.  Alliant Energy has received the permits for our gas line and has awarded the bid for the pipeline to be completed by November 1.

The railroad is nearly complete except for the area around the grain receiving building.

Grain Handling and Storage:

The dry distillers grains storage building is complete and is currently being used as a warehouse.  The storage silos and processing center is complete and grinders have been placed, the grain legs have been placed and electrical and control installation is in progress.  The grain receiving basement is complete and conveyors and grain pits are being placed.  The grain handling building is scheduled for completion near the end of September.

Energy Center:

The placement of foundation, floors, decks, and structural steel is substantially complete.  The placement of equipment is complete except for the boiler and stack.  The miscellaneous tanks outside the energy center have been insulated and other tanks and pipes are in the process of being insulated.  The boiler is scheduled for delivery in October.

Fermentation and Process Building:

The foundations and floor slabs are complete.  All of the fermenters and the beerwell are substantially erected.  Erection of the structural steel is complete and siding is being placed.  The rectifier, beer column, side stripper, evaporators, mole sieves and chiller have been set.  Pipefitting and electrical work is progressing according to schedule.  The scrubber is on site but has not been placed.  Also, the finish work continues in the office and lab area.

Administration Building, Truck Scale and Corn Probe:

The administration building is substantially complete.  The furniture is in place and our principal office has been relocated from New Hampton.  Our septic system work has started.  The 3000-gallon tank has been installed and is scheduled for completion after the crop is removed in early October.  Work on the scale and probe are scheduled to begin on or about September 25 and completion is expected by October 15.

Tank Farm:	The liner and rock have been placed. The foundation rings are in place and field erected tanks are complete. Painting of the tanks is in progress.

Cooling Tower:	The Cooling Tower is substantially complete and work on the columns and piping is in progress.

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

We expect plant production to begin on or about December 6, 2004.

We anticipate having sufficient capital available to meet our costs and obligations over the next 12 months.  The following is our estimate of our costs and expenditures for the next 12 months.  As we near our start-up date, our anticipated costs and expenses will reflect our estimated operating costs and expenses rather than the costs of construction and start-up.  These estimates are based upon our design-builder, prime subcontractor and financial advisor’s experience with other businesses.  It is only an estimate and our actual expenses could be much higher due to a variety of factors described in this report and in our Form SB-2 registration statement (SEC Registration No. 333-101441) under the section entitled “Risk Factors.”

PLANT CONSTRUCTION COST:	$45,744,000

LAND AND SITE DEVELOPMENT	$1,755,000

ENVIRONMENTAL RESERVE	$600,000	(1)

RAILROAD	$1,200,000

ADMINISTRATIVE BUILDING AND FURNISHINGS	$200,000

FIRE PROTECTION/WATER SUPPLY	$1,055,026

OFFICE EQUIPMENT	$140,000

CONSTRUCTION MANAGER FEES	$40,000

ROLLING STOCK	$210,000

CONSTRUCTION INSURANCE	$84,410

CONSTRUCTION CONTINGENCY	$500,000

CAPITALIZED INTEREST	$350,000	(2)

SPARE PARTS - PROCESS EQUIPMENT	$400,000

FINANCING COSTS	$482,593

ORGANIZATIONAL COSTS	$1,278,734	(3)

START-UP COSTS:

Pre-production period costs	$710,000

Inventory – Corn	$2,450,000	(4)

Inventory - Chemicals, Yeast, Denaturant	$565,000	(5)

Inventory - Ethanol and Distillers Dried Grains	$750,000

Working Capital	$1,804,000

TOTAL	$60,322,763

(1) This amount reflects an anticipated decrease of $525,000 from our previous report, as no additional EPA legislation has been enacted affecting our plant.

(2) This amount reflects an anticipated decrease of $450,000 from our previous report.  This decease is a result of our successful equity drive and lower interest rates.

(3) This amount reflects an anticipated increase in $400,084 in organizational costs from our previous report as our professional fees have increased due to our SEC reporting and compliance requirements.

(4) This amount reflects an anticipated increase in corn inventory costs of $1,000,000 from our previous report as a result of our hedging losses associated with the reduction in corn prices.

(5) An increase of $315,000 from the previous report is expected to cover the increase in inventory for chemicals, yeast and denaturant as the management team expects to begin production fully stocked.

We estimate that we will need approximately $45,744,000 to construct the plant and a total of  $60,322,763 to cover all capital expenditures necessary to complete the project, make the plant operational and produce revenue.   We previously estimated our total project cost to be $59,641,650.  The project cost estimate has increased by $700,000.  This increase is primarily due to our increasing costs of corn inventory as a result of our increased marketing costs associated with risk management and hedging losses associated with the reduction in corn prices. Based upon offering proceeds of $26,640,000, initial capital of $460,000, the senior credit facility of $33,500,000 (consisting of a term loan of $32,000,000 and a line of credit of up to $1,500,000) and anticipated tax rebates of $1,000,000 available over the next 10 years under the private re-development agreement with Mason City, we will have approximately $61,600,000 of capital available.  This means that we expect to have sufficient cash on hand to cover construction and related start-up costs necessary to make the plant operational.

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

Our growing ethanol industry is increasing demand for corn that could consume up to 1.4 billion bushels this year of the projected production, which is currently estimated at 10.9 billion bushels.  Carryover of corn from this year’s production is expected to increase, but it is unlikely that increased yield and acres can continue to meet demand year after year.  Therefore, we expect to implement a strong risk management program in order to stabilize the price we pay for corn.  We have engaged the firm of R.J. O’Brien to assist us with the development and implementation of these price risk strategies.

Foreign produced ethanol is being imported to the coasts at a cost lower than the U.S. production costs.  At this time, with the shortage of gasoline, it has had little impact but could have an impact in the future.  Legislation has been proposed to limit the amount of ethanol that is imported under the Caribbean Basin Initiative.

The ethanol industry is expanding at a very fast pace.  It is expected that national production will increase by 350 million gallons this year.  The increase in total supply of ethanol and distillers grain could force us to lower our selling price.  We have entered into a pooled ethanol marketing agreement to help minimize our risk of declining ethanol prices.

The local ethanol industry also continues to expand.  There are currently six plants in Iowa including Golden Grain Energy under construction and six more in the planning and development stage.  In addition, three existing ethanol plants are considering expansion.  This increase in production represents an additional 700 million gallons of ethanol in addition to the one billion gallons of ethanol currently being produced in the state of Iowa.

This projection does not include the activities in other states.  Increased production has the potential to increase our cost of corn and reduce the price we receive for ethanol and distillers grain.

The demand for ethanol continues to grow.  One reason for the increased demand for ethanol is the continued phase out legislation for MTBE.  MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  New York and Connecticut have banned the use of MTBE.  Sixteen states, including California, have passed phase out legislation for MTBE. The price of unleaded gasoline is also trading at historically high prices, causing the price of ethanol to remain favorable.

Natural gas will be an important input to our manufacturing process.  We expect to use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Since our last quarterly report, natural gas has been in a slow price-declining trend.  If this trend continues, we may be able to increase our profit margins by savings realized on the cost of natural gas.  This may allow us better profit margins.  With the unseasonably cool summer temperatures, the natural gas inventory in the U.S. is above the five-year average.  Consequently, natural gas has been in a downward trend.  We are watching the market closely and anticipate locking in the price of our natural gas supply by using forward contracts and other price hedging strategies.  With natural gas trading lower, the anticipated reduction in input costs will help us reach projected revenue.  We have engaged the firm of R.J. O’Brien to assist us with minimizing our price risk exposure.

Similar to natural gas, corn has also been in a slow price-declining trend.  This may allow us better profit margins.  We expect corn prices to be stable until the Midwest harvest begins.  If there are no early frost occurrences corn will remain at or below the current levels until the beginning of 2005.  If an early frost does occur the corn price will be expected to increase relative to the severity of the frost.  We have taken steps to defray the impact of possible future corn price increases by entering into derivative instruments, which include Chicago Board of Trade option contracts.  All of these measures are intended to reduce the variability of cash flows relating to our corn purchases as we near our estimated start-up date for plant operations.  We periodically adjust our hedging positions as the market price for corn rises and declines.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge position to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold once production begins: until that time, changes in fair value are shown in other income [expense].  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.   As of the date of this report, we have price protection in place for approximately 40% of our expected corn usage from December 2004 through March 2005.  As we move forward, additional protection may be necessary.

In May 2004, we entered into a First Amendment to the Credit Agreement with Home Federal Savings Bank, amending the Credit Agreement dated January 16, 2004.  The Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.  The Letter of Credit is security for the agreement between the Company and Interstate Power and Light Company for the construction of power supplies to the plant.  As soon as we receive our first invoice from Interstate Power and Light Company for power used at the plant, the Letter of Credit Facility expires.  We paid Home Federal Savings Bank letter of credit fees in the amount of $13,644.70

In May 2004, we entered into an agreement with U.S. Water Services to provide us with the necessary water treatment chemicals, testing reagents, engineering services, environmental support services and plant start up assistance.  Under this agreement, we will pay U.S. Water Services $5,335 per month for an annual total of $64,021.  In addition, under this agreement, we are purchasing integration software and hardware from U.S. Water Services for $10,000. This agreement expires 3 years from the date the plant is operational.  If we choose to terminate this agreement prior to expiration, we will be required to pay a prorated charge in the amount of $246 per month for the number of months remaining until expiration.

On June 30, 2004, we entered into a full service lease agreement with The Andersons, Inc. for rail cars.  The agreement begins on the first day of the month following the date of delivery of the final car and continues for a period of 84 months.  The agreement requires a fixed rental rate of $410 per car per month, as well as provisions for maintenance.

Employees

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

On July 1, 2004, we entered into a letter agreement hiring Chad Kuhlers as our plant and maintenance manager.  As plant and maintenance manager, Mr. Kuhlers will oversee all plant operations, production and maintenance.  In addition, we have hired our controller and our lab manager.

We are currently advertising to fill our remaining positions.  The following table represents some of the anticipated positions within the plant and the minimum number of individuals we intend to employ for each position:

Position	# Employed	Filled/Open
General Manager	1	Filled
Plant Manager	1	Filled
Commodities Manager	1	Filled
Controller	1	Filled
Lab Manager	1	Filled
Lab Technician	2	Open
Secretary/Clerical	2	Open
Material Handlers	2	Open
Shift Supervisors	4	Open
Maintenance Supervisor	1	Open
Maintenance Craftsmen	4	Open
Plant Operators	12	Open
TOTAL	32

Liquidity and Capital Resources

As of July 31, 2004, we had cash and cash equivalents of $397,011, construction in process of $37,639,583, and total assets of $39,608,411.  As of July 31, 2004, we had current liabilities of $14,735,113, which consist primarily of our accounts payable of $56,777, a construction note of $5,875,542 and construction payable of $8,794,802.  Since our inception through July 31, 2004, we have an accumulated deficit of $2,046,658.  Total members’ equity as of July 31, 2004 was $24,873,298.  Since our inception, we have generated no revenue from operations.

On January 16, 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets. When the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years to be paid in monthly installments including principal and interest.  Interest on the converted term loan will be a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  During construction, which is expected to be for a period of up to 16 months, we make interest only payments on the principal balance of $32,000,000 at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0%, adjusted quarterly.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.  As of July 31, 2004, the balance on the loan was $5,875,542.21.

On May 21, 2004 we entered into the First Amendment to the Credit Agreement dated January 16, 2004.  Under the First Amendment to the Credit Agreement, Section 2.08 of the Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.  The Letter of Credit is security for the agreement between the Company and Interstate Power and Light Company for the construction of power supplies to the plant.  As soon as we receive our first invoice from Interstate Power and Light Company for power used at the plant, the Letter of Credit Facility expires.

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

As of July 31, 2004, we have spent approximately $28,845,000 on construction costs.  The construction costs paid as of July 31, 2004 include approximately $26,680,000 paid to Fagen, Inc. under the Design/Build Agreement and a construction payable of approximately $8,650,000 to Fagen, Inc.

In December 2003 we were notified that we were not awarded any grant proceeds under the Value-Added Agricultural Product Market Development Grant through the USDA.  We will be eligible and expect to re-apply for grant proceeds under this grant next year, however, there is no assurance that we will receive any portion of the USDA grant.

We have entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”).  Under this program, we will receive a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.  We are allowed to defer principal payments on the $300,000 zero percent interest loan until January 2006.  The loan is subordinate to our construction term loan and line of credit and is secured by our business assets including accounts receivable and inventory.  Funding for the VAAPPFAP program was temporarily suspended due to state budget shortfalls.  However, subsequent to the date of this report, the State of Iowa reinstated the funding for this program and we expect to receive the loan proceeds in the near future.

The following schedule is an estimate of our sources of funds as of July 31, 2004.  This schedule assumes tax rebates totaling $1,000,000, which are receivable over a 10 year period but does not include any grant proceeds.    In previous reports, we included $305,000 of grant proceeds in our estimated sources of funds.  During the fiscal quarter ending January 31, 2004, we used the $300,000 grant from Mason City toward the purchase of real estate for our plant site and used the balance of $5,000 toward payment of business development expenses.  Accordingly, we are not including any grant proceeds in our current estimate of our sources of funds.  The amounts set forth below are estimates only and our actual source of funds could vary significantly due to a variety of factors, including those described in the Registration Statement and this report.

Source of Funds	26,640,000 Units Sold	Percent of Total
Class A Membership Unit Proceeds	$26,640,000	43.25%
Initial Capital	$460,000	0.75%
Tax Rebates	$1,000,000	1.62%
Term Debt Financing and Line of Credit	$33,500,000	54.38%
Total Sources of Funds	$61,600,000	100.00%

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

The following table describes our use of our net offering proceeds as of July 31, 2004:

TOTAL PLANT CONSTRUCTION COST:	$22,969,239

LAND AND SITE DEVELOPMENT	$839,853

START-UP COSTS	$1,432,117

OTHER COSTS(1)	$944,195

FINANCING COSTS	$454,596

TOTAL	$26,640,000

(1)  Other costs consist of organizational costs, professional fees and other general and administrative costs.  No single expenditure in any of the foregoing cost categories exceeded $100,000.

As of July 31, 2004, we have paid construction costs of approximately $26,680,000  to Fagen, Inc., under the Design/Build Agreement.  Fagen, Inc. is the beneficial owner of 2,000,000 of our Class A Units (1,000,000 are owned by Fagen, Inc. and 1,000,000 are owned by Fagen Engineering, LLC, a company controlled by Fagen, Inc.), or approximately 7.5% of the outstanding Class A Units.  Under our Operating Agreement, Fagen, Inc’s ownership of its membership units entitles it to appoint one (1) director to our board and Fagen Engineering, LLC’s ownership of its membership unites entitles it to appoint one (1) director to our board.  On December 17, 2003, Fagen, Inc. appointed Steve Core to our board and Fagen Engineering, LLC appointed Matt Sederstrom to our board.

As of July 31, 2004, we have paid Walter Wendland a total of approximately $76,900, which is included in the category of “Other Costs” in the use of proceeds table set forth above.  Until April 23, 2004, Mr. Wendland was a director on our board and Chairman of the Company.  Mr. Wendland is President, a member of the Company and, effective June 1, 2004, our general manager.

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

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are included herein:

10.1	First Amendment to the Credit Agreement between Golden Grain Energy, LLC and Home Federal Savings Bank dated May 21, 2004.
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350
32.2	Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2004	/s/ Walter Wendland
Walter Wendland
President (Principal Executive Officer)

Date:	September 14, 2004	/s/ Jim Boeding
Jim Boeding
Treasurer (Principal Financial and Accounting Officer)