Form 10KSB
period 2004-10-31
GOLDEN GRAIN ENERGY
filed 2005-01-31
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2004

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

As of January 28, 2005, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of the Class A membership units) was $26,640,000. As of January 28, 2005, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $460,000.

As of January 28, 2005, there were 26,640,000 Class A membership units outstanding. As of January 28, 2005, there were 920,000 Class B membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE     None.

Transitional Small Business Disclosure Format (Check one):           ☐  Yes         ☒  No

INDEX

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
ITEM 8A.	CONTROLS AND PROCEDURES

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

PART I.

ITEM 1.                  DESCRIPTION OF BUSINESS.

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002. References to “we”, “us”, “our” and the “Company” refer to Golden Grain Energy, LLC.       As of our fiscal year end on October 31, 2004, we were a start-up company in the development stage. In December 2004 we completed construction of a 40 million gallon per-year (MGY) corn-based ethanol plant near Mason City, Iowa. Shortly after completion of plant construction, we commenced operations and are currently producing ethanol and distillers grains at the plant.

Principal Products and Markets

Our ethanol plant is located near Mason City, Iowa, in Cerro Gordo County, in the north central section of Iowa. We selected the Mason City site because of its location to existing grain production, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Omaha, Nebraska; and Chicago, Illinois.

The principal products we produce at the ethanol plant are ethanol and distillers grains. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Approximately 95% of all ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air act has made ethanol fuels an important domestic renewable fuel additive. Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas. The principal purchasers of ethanol are generally the wholesale gasoline marketer or blender. The principal markets for our ethanol are petroleum terminals in the continental United States.

A principal by-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”). DWS is processed corn mash that contains approximately 70% moisture. DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant. DMWS is DWS that has been dried to approximately 50% moisture. DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets. DDGS is DWS that has been dried to 10% to 12% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant. Of our total distillers grains production, we currently market about 80% as DDGS and 20% as DMWS. In the future, we may attempt to increase our DMWS market to about 30% and decrease our DDGS to about 70% if the nearby markets are able to support additional sales of DMWS.

Local Ethanol and Distillers Grains Markets

Local markets will be limited and must be evaluated on a case-by-case basis.  Although local markets will be the easiest to service, they may be oversold, which depresses the prices at which we can sell our ethanol and distillers grains.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  Our regional market is within a 450-mile radius of our plant and is serviced by rail. We constructed a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures as either carbon monoxide or ozone non-attainment areas, such as: Minneapolis, Chicago, and Omaha.

National Ethanol Markets

                After implementing a ban on methyl tertiary butyl ether (“MTBE”) to curtail further water contamination, the states of California, New York and Connecticut now account for more than 1.4 billion gallons of annual ethanol demand. MTBE is a commonly used oxygenate used in fuels for compliance with Federal Clean Air Act mandates, and is a major competitor of ethanol.  Ethanol is the most readily available substitute for MTBE in this market.  Fifteen other state legislatures have phased out MTBE. We expect ethanol to replace MTBE as the oxygenate in the federal reformulated gasoline program, however, other MTBE replacements may capture a portion or all of these potential markets.

Distribution Methods

We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in April 2004 for the purposes of marketing and distributing our ethanol. Under this agreement, we have the option of using a pooled or non-pooled marketing arrangement. We have elected to use a pooled marketing arrangement which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG. We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense. These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.

We entered into a marketing agreement with Commodity Specialist Company (“CSC”) in December 2003 for the purpose of marketing and selling all the distillers grains we produce. CSC markets all of our distillers grains and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers.

Competition

We are in direct competition with other ethanol producers, many of whom have greater resources than we do. We expect that additional ethanol producers will enter the market as the demand for ethanol increases.

Our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service. We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.

Excluding our facility, Iowa currently has 20 ethanol plants in various stages of development, operation and expansion. Plants near Galva and Sioux Center produce or will produce approximately 25 MGY per facility. A planned plant near Steamboat Rock will produce 20 MGY per year. Plants near Fort Dodge, Fairbank and Albert City will each produce 100 MGY when they become operational. A plant near Lakota currently produces approximately 50 MGY and has begun construction on a 50 MGY expansion for total capacity of 100 MGY. The remaining 13 plants will produce or are producing approximately 40 to 50 MGY. Total annual ethanol production capacity in Iowa is currently expected to exceed 1 billion gallons. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.

The ethanol industry has grown to over 90 production facilities in the United States. The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp., and VeraSun Energy Corporation, all of which are capable of producing more ethanol than we expect to produce. In addition, there are several regional entities recently formed, or in the process of formation, of similar size and with similar resources to ours.

The following table identifies most of the producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity	Under Construction/ Expansions
			(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		15	15
ACE Ethanol, LLC	Stanley, WI	Corn	30
Adkins Energy, LLC*	Lena, IL	Corn	40
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	30
Amaizing Energy, LLC*^	Denison, IA	Corn		40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100
	Aurora, NE	Corn	40
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol*^	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Iowa Renewable Energy, LLC*^	Goldfield, IA	Corn		50
Central MN Ethanol Coop*	Little Falls, MN	Corn	20.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	23
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
East Kansas Agri-Energy, LLC*^	Garnett, KS	Corn		35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	30
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*^	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20

Granite Falls Energy, LLC^	Granite Falls, MN	Corn		45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	45
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	8
	Huron, SD	Corn	14
Husker Ag, LLC*	Plainview, NE	Corn	24
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	55
Illinois River Enrgy, LLC^	Rochelle, IL	Corn		50
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	40
Lincolnway Energy, LLC*^	Nevada, IA	Corn		50
Liquid Resources of Ohio^	Medina, OH	Waste beverage		4
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	49
Merrick/Coors	Golden, CO	Waste beer	1.5
Michigan Ethanol, LLC	Caro, MI	Corn	50
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Mid-Missouri Energy, Inc.*^	Malta Bend, MO	Corn		40
Midwest Grain Processors*	Lakota, IA	Corn	50	45
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	15
Miller Brewing Co.	Olympia, WA	Brewery waste	0.7
Minnesota Energy*	Buffalo Lake, MN	Corn	18
New Energy Corp.	South Bend, IN	Corn	102
Northeast Missouri Grain, LLC*	Macon, MO	Corn	40
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC^	Lake Crystal, MN	Corn		50
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	50
Panhandle Energies of Dumas, LP^	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA
Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Pine Lake Corn Processors, LLC*^	Steamboat Rock, IA	Corn		20
Platte Valley Fuel Ethanol, L.L.C.	Central City, NE	Corn	40
Pro-Corn, LLC*	Preston, MN	Corn	40
Quad-County Corn Processors*	Galva, IA	Corn	23
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	22
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
Trenton Agri Products, LLC	Trenton, NE	Corn	30
Tri-State Ethanol Co., LLC*	Rosholt, SD	Corn	18
United WI Grain Producers, LLC*^	Friesland, WI	Corn		40

U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	40
Utica Energy, LLC	Oshkosh, WI	Corn	48
VeraSun Energy Corporation	Aurora, SD	Corn	100
VeraSun Fort Dodge, LLC^	Ft. Dodge, IA	Corn		110
Voyager Ethanol, LLC*^	Emmetsburg, IA	Corn		50
Western Plains Energy, LLC*	Campus, KS	Corn	30
Western Wisconsin Renewable Energy, LLC*^	Boyceville, WI	Corn		40
Wyoming Ethanol	Torrington, WY	Corn	5
Total Existing Capacity			3643.7
Total Under Construction/ Expansions				754.0
Total Capacity			4397.7

* farmer-owned	Renewable Fuels Association
^ under construction	Last Updated: January 2005

Ethanol production is also expanding internationally. Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

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

                A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Sources of Raw Materials - Corn Feedstock Supply

Our plant is designed to use approximately 15 million bushels of grain per year or 42,000 bushels per day as the feedstock for its dry milling process. We buy as much grain as possible from local grain elevators. We have not become licensed as an Iowa grain dealer, which means we will rely on local grain elevators to source our corn rather than purchasing corn directly from local producers. Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts through local grain elevators.  The commodities manager coordinates corn deliveries between the railroad and the participating elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.

In December 2003 a grain origination study of the geographical area surrounding our plant site was performed by ProExporter Network Affiliate as a condition under our debt financing arrangements. The grain origination study projected the local available corn supply to be approximately 142.4 million bushels based upon corn production for years 1990 through 2002 in the contiguous six county area surrounding our plant, which includes the Iowa counties of Cerro Gordo, Floyd, Hancock, Mitchell, Winnebago and Worth. Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy. See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Plan of Operations - Corn and Natural Gas Supplies” for a more detailed discussion of our corn supply.

Utilities

The plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate. We have entered into agreements with providers of these utilities as follows:

 Natural Gas

We have entered into an agreement with Interstate Power and Light Company, which is owned by Alliant Energy, for the provision of all of the natural gas required by the plant commencing from December 2004 and continuing for a period of 10 years. After expiration of the initial 10-year term, the agreement continues on a month-to-month basis and may be terminated by either party upon 60 days prior written notice, however, we may extend the agreement for an additional 5-year term upon 60 days written notice. In addition to the natural gas transportation agreement, we entered into an agreement with Interstate Power and Light Company for the construction, installation and operation of natural gas facilities to our plant site. The natural gas facilities were installed at our plant site in December 2004 and are operational. See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Plan of Operations – Corn and Natural Gas Supplies” for a more detailed discussion of our natural gas supply.

 Electricity

We have entered into an agreement with Interstate Power and Light Company for the provision of all electrical energy required by the plant which commenced on June 2004 and continues through May 2007. After expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party upon 60 days prior written notice.

Water

The primary water supply for our plant is generated by one 550 gallon-per-minute pump at the well drilled at the plant site. In addition, we are connected to the City of Mason City’s water supply in the event the water supplied by our well is not sufficient and for back-up water supply. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. For the next 10 years, we will pay a special fixed user fee of $3,333 per month to Mason City for back-up water supply. In addition, we pay Mason City for any potable water usage at the plant based upon our actual usage times the current rate ordinance.

Dependence on One or a Few Major Customers

As discussed above, we have entered into marketing agreements with RPMG and CSC for the purposes of marketing and distributing our principal products, which consist of ethanol and distillers grains. We rely on RPMG and CSC for the sale and distribution of all of our products. Therefore, we are highly dependent on RPMG and CSC for the successful marketing of our products.

Effect of Governmental Regulation

Ethanol has important applications, primarily as a high quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance. Ethanol contains 35% oxygen by weight. When combined with gasoline, ethanol acts as an oxygenate. As a result, the gasoline burns cleaner, and releases less carbon monoxide and other exhaust emissions into the atmosphere. The federal government encourages the use of oxygenated gasoline as a measure to protect the environment. Oxygenated gasoline is commonly referred to as reformulated gasoline.

The ethanol industry is heavily dependent on several economic incentives to produce ethanol, including federal ethanol supports. Ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992. The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution. Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program. This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog. Increasingly stricter EPA regulations are expected to increase the number of metropolitan areas deemed in non-compliance with Clean Air Standards, which could increase the demand for ethanol.

A bill (S. 791, 108th Cong.) including provisions known as the Renewable Fuels Standard (“RFS”) was introduced in the United States Senate during the 108th Session, which ended in 2004. If passed, it would have served as a catalyst for investment in renewable fuel processing fuels and new technologies. The proposed legislation would determine the specific baseline volume of ethanol to be used in gasoline on a nationwide basis. The bill anticipated that volumes would begin in the year 2003 at 2.3 billion gallons and grow at a rate of approximately 300 million gallons per year to a volume of 5 billion gallons in 2012. The production capacity of currently operating ethanol plants exceeds 3.4 billion gallons. Additional plants are under construction that will bring total domestic ethanol production capacity to approximately 4.1 billion gallons by 2005. Accordingly, fuel ethanol production may exceed required volumes under the proposed legislation in its early stages. If the Renewable Fuels Standard bill or similar legislation is adopted, it may initially yield a lesser demand for our ethanol, but would provide for a substantial long-term market for our ethanol. This legislation was also under deliberation as a component in the Senate Energy Bill (S. 2095) and the House Energy Bill (H.R. 4503).

Under both S. 2095 and H.R. 4503, MTBE would be banned for 4 years after enactment of the RFS, provided that individual states could choose to continue to allow the use of MTBE by notifying the administrator of the EPA. The RFS would eliminate a requirement under current law for motor fuel to contain oxygenates and would require that all motor fuels sold by a refiner, blender, or importer contain a minimum volume of renewable fuels. The required volume of renewable fuel would start at 3.1 billion gallons in 2005 and increase to 5 billion gallons by 2012. This renewable fuels standard would largely be met by adding ethanol to gasoline. Although, both S. 2095 and H.R. 4503 expired in 2004 with the close of the 108th Congress, similar legislation is expected to be introduced in the 109th Congress.

The government’s regulation of the environment changes constantly. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry. Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of the operation of the plant may increase. Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

The use of ethanol as an oxygenate to blend with fuel to comply with federal mandates also has been aided by federal tax policy. The Energy Tax Act of 1978 exempted ethanol blended gasoline from the federal gas tax as a means of stimulating the development of a domestic ethanol industry and mitigating the country’s dependence on foreign oil. As amended, the federal tax exemption allowed the market price of ethanol to compete with the price of domestic gasoline. The exemption for a 10% ethanol blend was the equivalent of providing a per gallon

“equalization” payment that allowed blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received upon the sale of gasoline that is not blended with ethanol. The federal gasoline tax exemption for a 10% ethanol blend was 5.2 cents per gallon. This exemption was scheduled to gradually drop to 5.1 cents per gallon in 2005, however, as of January 1, 2005, this federal tax incentive has been replaced by a new volumetric ethanol excise tax credit discussed below.

On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005. Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend). Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund. This is expected to add approximately $1.4 billion to the highway trust fund revenue annually. In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%. Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol.

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above. These incentives have supported a market for ethanol that might disappear without the incentives. Alternatively, the incentives may be continued at lower levels than at which they currently exist. The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol.

Costs and Effects of Compliance with Environmental Laws

We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant. We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit. Within six months of the plant’s start-up date, we must complete a spill prevention control and countermeasures plan. We have engaged Air Resource Specialists to assist with the preparation of our spill prevention control and countermeasures plan. In fiscal year 2004, we incurred costs and expenses of approximately $250,000 in complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

We are subject to oversight activities by the EPA. There is always a risk that the EPA may enforce certain rules and regulations differently than Iowa’s environmental administrators. Iowa or EPA rules are subject to change, and any such changes could result in greater regulatory burdens on plant operations. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from possible foul smells or other air or water discharges from the plant. Such claims may result in an adverse result in court if we are deemed to engage in a nuisance that substantially impairs the fair use and enjoyment of real estate.

Employees

We currently have 29 full-time employees and intend to hire 3 additional full-time employees within the next few months.

ITEM 2.   DESCRIPTION OF PROPERTY.

The ethanol plant is located on an approximately 70-acre site located approximately 1.5 miles west of U.S. Highway 65, one-half mile north of U.S. Highway 18, also known as the Avenue of the Saints, and approximately 5 miles east of Interstate Highway 35. The plant’s address is 14542 240th Street, Mason City, Iowa. The plant is designed to grind approximately 15 million bushels of corn per year to produce approximately 40 million gallons of ethanol. Construction of the plant was recently completed in December 2004. The ethanol plant consists of the following buildings:

•                  A fermentation and processing building, which contains processing equipment, laboratories, control room and offices. This building also includes a maintenance area with offices, spare parts storage, welding shop and maintenance equipment;

•                  A grain handling and storage building, which contains a control room and 1st and 2nd level mezzanines for cleaning, grinding and conveying corn;

•                  An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.

•                  An energy building which contains centrifuges, DDGS dryers, thermal oxidizer, heat recovery steam generator and reverse osmosis water filtrations system.

•                  A pump house which contains a motor control room, diesel powered fire pump and water pump for process water.

In addition, the plant includes a fermenter walkway, evaporator and storage facilities for ethanol and distillers grains. The site also contains improvements such as rail tracks and rail switches, landscaping, drainage systems and paved access roads.

On January 16, 2004, we executed a mortgage in favor of Home Federal Savings Bank creating a first lien on our real estate and ethanol plant and a security interest in all personal property located on our property. The mortgage and security interest secure the construction loan of $32,000,000 and a credit line of $1,500,000, which were executed simultaneous to the mortgage on January 16, 2004.

ITEM 3.   LEGAL PROCEEDINGS.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our Class A or Class B units. We have created a private qualified online matching service in order to facilitate trading among our members. Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the matching service. We do not become involved in any purchase or sale negotiations arising from our qualified matching service. In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the online matching service. We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates. So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system. However, if at any time we cease to be a publicly reporting company, we will continue to make information about the Company publicly available on our website.

As of October 31, 2004, there are approximately 730 holders of record of our Class A units and approximately 40 holders of record of our Class B units.

We have not declared or paid any distributions on our units. Revenues generated from plant operations are distributed by the Company to our unit holders in proportion to the number of units held by each unit holder. A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”  In addition, distributions are restricted by certain loan covenants in our construction loan and revolving credit financing agreements. These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources.”

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Mason City in north central Iowa.  We raised equity by a public offering registered with the Securities and Exchange Commission on Form SB-2, which was declared effective on May 14, 2003. Our offering began on June 1, 2003 and closed on December 26, 2003. During the offering we sold 26,640,000 Class A units and received aggregate offering proceeds of $26,640,000 to supplement our initial capital of $460,000. To complete financing of the project, we executed debt financing agreements securing a senior credit facility of $33,500,000 from Home Federal Savings Bank of Rochester, Minnesota.

Subsequent to our fiscal year end on October 31, 2004, we completed construction of the plant and began plant operations to produce ethanol and distillers grains. We expect to fund our operations during the next 12 months using cash flow from continuing operations, lines of credit and our senior credit facility.

We are subject to industry-wide factors that affect our operating and financial performance. These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains. Our primary focus will be concentrated on three main areas: (i) cost-effective purchasing of important manufacturing inputs such as corn and natural gas; (ii) making sure the plant is operating as efficiently as possible; and (iii) exploring whether a future plant expansion is feasible and in the best interests of the Company.

Corn and Natural Gas Supplies, Market Trends and Risks Related to Price Protection

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and Iowa production at approximately 2.4 billion bushels. The 2004 corn supply is expected to outpace demand by approximately 1 billion bushels. As a result, we expect corn prices to remain at relatively low levels throughout the next quarter and into the 2005 spring planting season. However, as we near the spring corn planting season, we expect the grain market to begin focusing on prospects for the 2005 corn crop. Variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 114,000 million British thermal units (“MMBTU”) per month. We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Unseasonably cool summer temperatures caused the U.S. natural gas inventory to stay above the five-year average. As a result, we saw a downward trend in natural gas prices during the fourth quarter of fiscal year 2004. As we progress into the winter months, natural gas prices are expected to increase and remain high through the 2005 winter months. Increases in the price of natural gas will increase our costs of production.

To manage our corn and natural gas price risk, we enter into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases and forward purchase contracts. Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold once we become operational. For example, it is likely and we would generally expect that a positive 10% increase in the cash price of corn would produce a positive increase of approximately 10% in the fair value of our derivative instruments and vice versa. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of October 31, 2004, the fair value of our derivative instruments relating to corn is reflected as an asset in the amount of $109,991. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas. However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of October 31, 2004, we have forward corn purchase contracts for the purchase of approximately 6,000,000 bushels of corn at various dates through July 2005. The corn price of those contracts ranges between $1.82 and $2.39 per bushel. Subsequent to the end of the period covered by this report, we have price protection in place for approximately 75% of our corn needs for the next three fiscal quarters. As we move forward, additional protection may be necessary. These positions are brought to market on a daily basis. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. As we move forward into spring, additional price protection may be required to solidify our margins into fiscal year 2005. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.

As of October 31, 2004, we do not have any price protection in place for our natural gas purchases. Subsequent to the end of the period covered by this report, we have price protection in place for approximately 80% of our natural gas needs through the first quarter of fiscal year 2005. Additional price protection for fiscal year 2005 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Plant Construction and Operations

As of October 31, 2004, plant construction was in process and the outstanding balance on the plant design-build contract, was $4,740,758. Other construction costs totaled $176,326 as of October 31, 2004.

On December 13, 2004, we substantially completed construction of our ethanol plant and commenced start-up operations. As of January 10, 2005, the plant passed performance testing and became fully operational. Subsequent to the end of the period covered by this report, our outstanding balance on the plant design-build contract is $2,688,575. Final construction costs, including the outstanding balance of $2,688,575, are approximately $46,012,000. Final construction costs only include amounts due to our general contractor and do not include other costs incurred in connection with construction of the plant such as the cost of land, expenses for landscaping, drainage systems, access roads and rail switches, which in total approximate $250,000. We estimate our final project cost to total approximately $57,400,000, which is approximately $2,900,000 less than the anticipated final project cost of $60,300,000 as discussed in our most recent quarterly report. We have been able to keep the final project cost under budget by not having to use funds allocated for environmental reserve or construction contingency and we were able to save on inventory costs by using vendors that consigned inventory.

We will be subject to ongoing environmental regulations and testing.  The plant’s emissions standards must be tested by conducting a Relative Accuracy Test Audit (RATA) within six months of start-up production. Three months prior to the RATA test, we will conduct a preliminary emissions test and submit the results to ICM, Inc., our process design engineer. Based upon the results of the preliminary test, ICM, Inc., will take any remedial action necessary to assist the plant in passing the RATA test. The plant must conduct a RATA test once every 12 months and submit quarterly reports disclosing the level of its emissions.

Trends Impacting the Ethanol Industry

Ethanol demand is expected to continue at a very aggressive pace. Today’s demand of more than 3.3 billion gallons per year is expected to grow to 4 billion gallons per year by the year 2012 under current law according to the National Corn Growers Association. If the use of MTBE is phased out on a national level in the next few years and the RFG oxygenate requirement remains unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner.

We currently benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for our ethanol. If a Renewable Fuels Standard bill or similar legislation is adopted, we may experience a short-term decline in demand for ethanol because national ethanol production may exceed the production volumes required in early years. However, we would expect the legislation to provide a substantial long-term market for our ethanol as required volumes increase over time. The current Renewable Fuels Standard bill expired in 2004 but we expect similar legislation to be introduced next year.

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components. Clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our profit margin and our ability to maintain positive cash flows.

Federal tax law previously provided for an exemption from the federal gas tax for 10% ethanol blended gasoline. This exemption was the equivalent of providing a per gallon “equalization” payment that allowed blenders to pay more for ethanol than the wholesale price of gasoline and still retain profit margins equal to those received on non-ethanol blended gasoline. The exemption was 5.2 cents per gallon in 2004 and was scheduled to drop to 5.1 cents per gallon in 2005. However, in October 2004, the Volumetric Ethanol Excise Tax Credit (“VEETC”) bill was signed into law. The VEETC replaces the 5.1 cents per gallon federal gas tax exemption for ethanol-blended gasoline with a new volumetric ethanol excise tax credit equal to 5.1 cents per gallon. Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol. The VEETC is effective as of January 1, 2005.

In the future, there may be an opportunity for us to expand the plant to allow us to increase our production of ethanol and distillers grains. On January 4, 2005, our board of directors instructed the Company’s management team to research the feasibility of expanding the plant. In response to this directive from our board, we are undertaking a marketing study to address the impact of an expansion on corn origination and basis. We are also exploring potential funding sources to finance the expansion as well as transportation, permitting and other operational concerns related to expansion. An expansion of any size would present additional challenges and risks.

Employees

We currently have 29 full-time employees and intend to hire another 3 full-time employees within the next few months.

The following table represents the positions held by our current employees:

Position	# Employed
Chief Executive Officer/General Manager	1
Plant Manager	1
Commodities Manager	1
Chief/Financial Officer/Controller	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	2
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	5
Material Handlers	3
Plant Operators	8
TOTAL	29

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:

Derivative Instruments

We enter into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases and forward corn purchase contracts. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on our October 31, 2004 and October 31, 2003 balance sheet at their fair market value. Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes. On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

At October 31, 2004, we had recorded an asset for our derivative instruments related to corn option and future positions of $109,991. We have recorded in other income and expense $1,259,126 related to our loss on derivative instruments for the fiscal year ended October 31, 2004. As we transition from a development-stage company to becoming operational, changes in the fair value of our derivative instruments not designated as cash flow hedges will be recorded in cost of goods sold.

Liquidity and Capital Resources

As of October 31, 2004, we had the following assets: cash of $1,549,067, current assets of $1,686,818 and total assets of $48,537,861.  As of October 31, 2004, we had current liabilities of $23,511,346 and long term liabilities of $400,000.

The members’ contributions, net of costs related to capital contributions, are $26,919,956.  The accumulated deficit from inception through October 31, 2004, is $2,293,441. Total members’ equity as of October 31, 2004, is $24,626,515. Since our inception, we have generated no revenues from operations.

Short-Term and Long-Term Debt Sources

In January 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets. Now that the ethanol plant is complete and operating, we anticipate converting the construction loan senior debt into a term loan, amortized over ten years to be paid in monthly installments including principal and interest. Interest on the converted term loan will be a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months. Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly. As of October 31, 2004, the balance on the loan was $18,365,168.

On May 21, 2004 we entered into the First Amendment to the Credit Agreement dated January 16, 2004. Under the First Amendment to the Credit Agreement, Section 2.08 of the Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties. The Letter of Credit is security for our agreement with Interstate Power and Light Company for the construction of power supplies to the plant. The Letter of Credit Facility expires upon receipt of our first invoice from Interstate Power and Light Company. Subsequent to the end of the period covered by this report, we received our first invoice from Interstate Power and Light Company. We expect the Letter of Credit Facility to expire during our next fiscal quarter.

The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements. Specifically, we must quarterly deposit into a restricted bank account an amount equal to 25% of our free cash flow, as defined in our loan agreements. These deposits are capped at $2,750,000 for the 2005 calendar year and at $1,250,000 for each following year. The total of these deposits will not exceed $6,500,000. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

As of October 31, 2004, we have spent approximately $45,400,000 on construction costs. The construction costs paid as of October 31, 2004 include approximately $37,600,000 paid to Fagen, Inc. under the Design/Build Agreement and a construction payable of approximately $4,700,000 to Fagen, Inc.

Grants and Government Programs

We have entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”). Under this program, we have received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon. We are allowed to defer principal payments on the $300,000 zero percent interest loan until January 2006. The loan is subordinate to our construction term loan and line of credit and is secured by our business assets including accounts receivable and inventory. Funding for these loans was received in October 2004.

Beginning in October 2006, we expect to receive semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County. These grants are expected to total approximately $1,000,000, which will be paid semi-annually over a 10-year period. In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

The Iowa Department of Economic Development has approved us for participation in the New Jobs and Income Program. Under the Program, we are eligible for the following benefits provided we continue to meet certain Program requirements:

•                  Funding for training new employees through a supplemental new jobs withholding credit equal to 1.5% of the gross wages of the new jobs created by the plant;

•                  A refund of 100% of the sales, service and use taxes paid to contractors and subcontractors during the construction phase of the plant (excluding local option sales taxes);

•                  A 6.5% research activities tax credit based on increasing research activities within the State of Iowa; and

•                  An investment tax credit equal to 10% of our capital investment or approximately $5,110,000, whichever amount is less. This Iowa tax credit may be carried forward for up to 7 years until depleted.

In order to receive these benefits, we must create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years. We must pay at least 80% of the cost of a standard medical and dental insurance plan and annually invest at least 1% of our pre-tax profits in a working training and skills enhancement program. A worker productivity and safety improvement program must also be implemented and maintained. We have until November 20, 2007 to satisfy these requirements. If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received.

Bioenergy Program Payments

Subsequent to the end of the period covered by this report, we enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program.  Under the Bioenergy Program, the Commodity Credit Corporation will reimburse eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million annually under the Program.   Because we are an eligible producer and expect to annually utilize 15 million bushels of corn in the production of ethanol, we expect to potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation may award only $100 million annually fiscal years 2005 and 2006, and any award we received may be reduced based upon the volume of applications from other eligible producers.  Based upon the recent increase in national ethanol production, we anticipate a pro rata reduction in aggregate payments to all eligible producers. We anticipate the pro rata reduction to be in the range of 45% to 48%. Therefore, we may not receive the maximum award of $7.5 million. In addition, the Bioenergy Program is scheduled to expire on September 30, 2006. The grants available under the Program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Operating Budget and Financing of Plant Operations

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs. The following is our estimate of our operating costs and expenditures for the next 12 months, assuming a short operational year of 10 months which is based upon a plant start-up date of January 2005:

Operating Costs:
Corn Costs	$32,487,661
General and administrative costs	6,765,984
Natural Gas Costs	7,554,298
Chemical Costs	4,731,032
Other Production Costs	3,928,217

Total operating costs	$55,467,192

The estimates in the table set forth above are based upon our limited operational experience and that of our general contractor with other ethanol plants similar to ours. These are only estimates and our actual expenses and costs could be much higher due to a variety of factors outside our control, such as:

•                  Changes in the availability and price of corn;

•                  Changes in federal ethanol tax incentives;

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

•                  Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries; and

•                  Changes in the availability and price of natural gas;

•                  Increases or decreases in the supply and demand for distillers grains.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7.                  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and

Board of Governors

Golden Grain Energy, LLC

New Hampton, Iowa

We have audited the accompanying balance sheet of Golden Grain Energy, LLC (a development stage company), as of October 31, 2004 and 2003, and the related statements of operations, changes in members’ equity, and cash flows for the year ended October 31, 2004 and the ten months ended October 31, 2003, and for the period from inception (March 18, 2002) to October 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC, (a development stage company) as of October 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended October 31, 2004 and the ten months ended October 31, 2003 and for the period from inception (March 18, 2002) to October 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Certified Public Accountants
Minneapolis, Minnesota
November 19, 2004 (except for Note 13 as to which the date is December 20, 2004)

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Balance Sheet

ASSETS	October 31, 2004	October 31, 2003

Current Assets
Cash and equivalents	$1,549,067	$1,223
Derivative instruments	109,991	—
Prepaid and other	27,760	7,089
Total current assets	1,686,818	8,312

Property and Equipment
Land and land improvements	854,730	—
Office equipment	124,470	17,181
Construction in process	45,399,592	—
	46,378,792	17,181
Less accumulated depreciation	6,944	2,666
Net property and equipment	46,371,848	14,515

Other Assets
Debt issuance costs	479,195	20,000
Deferred offering costs	—	162,276
Deposit on land	—	15,000
	479,195	197,276

Total Assets	$48,537,861	$220,103

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Balance Sheet

LIABILITIES AND EQUITY	October 31, 2004	October 31, 2003

Current Liabilities
Current portion long-term debt	$18,365,168
Accounts payable	111,237	$88,253
Accrued expenses	117,857	1,863
Related party payable	4,740,758	—
Construction loan payable	176,326	—
Loan payable	—	60,000
Total current liabilities	23,511,346	150,116

Commitments and Contingencies

Long-term debt, net of current maturities	400,000	—

Members’ Equity
Member contributions, net of costs related to capital contributions	26,919,956	442,232
Deficit accumulated during development stage	(2,293,441)	(372,245)
Total members’ equity	24,626,515	69,987

Total Liabilities and Members’ Equity	$48,537,861	$220,103

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statements of Operations

	Year Ended October 31, 2004	Ten Months Ended October 31, 2003	From Inception (March 18, 2002) to October 31, 2004

Revenues	$—	$—	$—

Operating Expenses
Professional fees	328,068	151,266	563,823
Project coordinator	32,170	21,700	73,400
General and administrative	332,950	216,185	602,277
Total	693,188	389,151	1,239,500

Operating Loss	(693,188)	(389,151)	(1,239,500)

Other Income (Expense)
Grant income	—	79,000	164,000
Interest income	32,122	1,991	42,189
Interest expense	(2,304)	—	(2,304)
Miscellaneous income	1,300	—	1,300
Realized and unrealized loss on derivative instruments	(1,259,126)	—	(1,259,126)
Total	(1,228,008)	80,991	(1,053,941)

Net Loss	$(1,921,196)	$(308,160)	$(2,293,441)

Net Loss Per Unit (23,327,100, 920,000 and 9,525,100 weighted average units outstanding, respectively)	$(0.08)	$(0.33)	$(0.24)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statement of Changes in Members’ Equity

Period from March 18, 2002 (Date of Inception) to October 31, 2004

Balance - March 18, 2002	$—

Contributed capital for 640,000 Class B units, March 2002	320,000

Contributed capital for 280,000 Class B units, April 2002	140,000

Cost related to capital contributions	(17,768)

Net loss for the period ended December 31, 2002	(64,085)

Balance - December 31, 2002	$378,147

Net loss for the ten months ended October 31, 2003	(308,160)

Balance - October 31, 2003	$69,987

Contributed capital for 26,640,000 Class A units, December, 2003	26,640,000

Cost related to capital contributions	(162,276)

Net loss for the period ended October 31, 2004	(1,921,196)

Balance - October 31, 2004	$24,626,515

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statements of Cash Flows

	Year Ended October 31, 2004	Ten Months Ended October 31, 2003	From Inception (March 18, 2002) to October 31, 2004

Cash Flows from Operating Activities
Net loss	$(1,921,196)	$(308,160)	$(2,293,441)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	4,278	2,077	6,944
Realized and unrealized loss on derivative instruments	1,259,126	—	1,259,126
Grant income	—	(80,000)	(164,000)
Change in assets and liabilities
Grants receivable	—	80,000	—
Derivative instruments	(1,369,117)	—	(1,369,117)
Prepaid and other	(20,671)	(6,384)	(27,760)
Accounts payable	22,984	71,925	111,237
Accrued expenses	115,994	1,863	117,857
Net cash used in operating activities	(1,908,602)	(238,679)	(2,359,154)

Cash Flows from Investing Activities
Deposits on land	—	(5,000)	—
Capital expenditures	(1,247,019)	(14,741)	(1,279,200)
Payments for construction in process	(21,717,340)	—	(21,717,340)
Net cash used in investing activities	(22,964,359)	(19,741)	(22,996,540)

Cash Flows from Financing Activities
Proceeds from grants	—	80,000	164,000
Capital expenditure grant received	300,000	—	300,000
Proceeds (Payments) for loan payable	(60,000)	60,000	—
Payments for debt issuance costs	(459,195)	(20,000)	(479,195)
Member contributions	26,640,000	—	27,100,000
Costs related to capital contributions	—	(146,856)	(180,044)
Net cash provided by (used in) in financing activities	26,420,805	(26,856)	26,904,761

Net Increase (Decrease) in Cash and Equivalents	1,547,844	(285,276)	1,549,067

Cash and Equivalents – Beginning of Period	1,223	286,499	—

Cash and Equivalents – End of Period	$1,549,067	$1,223	$1,549,067

- Continued -

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Statements of Cash Flows

	Year Ended October 31, 2004	Ten Months Ended October 31, 2003	From Inception (March 18, 2002) to October 31, 2004

Supplemental Cash Flow Information

Interest paid	$2,304	$—	$2,304

Interest capitalized	$239,184	$—	$239,184

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in accounts payable	$4,917,084	$—	$4,899,958

Construction costs in long-term debt	$18,765,168	$—	$18,365,168

Deferred offering costs included in accounts payable	$—	$3,600	$—

Deferred offering costs transferred to equity	$162,276	$—	$162,276

Deposit applied to land purchase	$15,000	$—	$15,000

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

(A Development Stage Company)

Notes to Financial Statements

October 31, 2004 and 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction began in 2003. As of October 31, 2004, the Company is in the development stage with its efforts being principally devoted to organizational activities and plant construction.

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

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value.  Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method, generally 5 to 7 years.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

Deferred Offering Costs

The Company defers the costs incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  All costs deferred at October 31, 2003 were offset to offering proceeds in 2004 when the offering closed.

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

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the October 31, 2004 balance sheet at their fair market value.

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

The Company has recorded a realized loss on derivative instruments of $527,790 and an unrealized loss on derivative instruments of $731,336 for fiscal year ended October 31, 2004.  These loses are recorded in other income, since operations had not commenced as of October 31, 2004.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents approximates the fair value.

The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices.

It is not currently practicable to estimate fair value of the notes payable to the lending institution.  Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Note 4 and 5, there are no readily determinable similar instruments on which to base an estimate of fair value.

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

Income and losses are allocated to all members based upon their respective percentage of units held. See Note 6 for further discussion of members’ equity.

3.  CONSTRUCTION IN PROGRESS

Amounts included in construction in progress as of October 31, 2004 are as follows:

	2004	2003
Construction costs	$42,363,751	$—
Rail infastructure and development	942,102	—
Water wells	477,027	—
Site utilities	452,005	—
Water system and fire protection	357,661	—
Capitalized interest	239,184	—
Administrative building	194,374	—
Other costs	373,488	—
	$45,399,592	$—

4.  BANK FINANCING

On January 16, 2004, the Company executed a mortgage and entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit.

Interest on the convertible construction loan is charged at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0% (5.75% at October 31, 2004), adjusted quarterly, and during the construction period requires only interest payments.  Interest on the line of credit is charged at the prime rate plus 0.75% (5.5% at October 31, 2004), adjusted quarterly.  The Company must maintain a zero balance on the line of credit, for a consecutive period of at least 30 days, during each rolling twelve month period.  As of October 31, 2004, the outstanding balance on the construction loan is $18,365,168.

Upon the completion of the construction of the plant, the Company may convert the construction loan into a ten year term loan.  The agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.  Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for calendar year 2005 and $1,250,000 additional, for each year thereafter, not to exceed a total of $6,500,000.  The Company anticipates converting the construction loan to a term loan in February 2005.

The terms of this agreement require the Company to maintain certain financial ratios and restrict cash distributions and sales of assets. Outstanding borrowings under this agreement are secured by substantially all corporate assets.

In May 2004, the Company entered into a First Amendment to the Credit Agreement with the bank, amending the Credit Agreement dated January 16, 2004.  The Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.  The Letter of Credit is security for the agreement between the Company and Interstate Power and Light Company for the construction of a natural gas line to the plant.  As soon as the Company receives the first invoice from Interstate Power and Light Company for natural gas used at the plant, the Letter of Credit Facility expires.

5.  LONG-TERM DEBT

Long-term debt consists of the following:

	2004	2003

Convertible construction payable (Note 4)	$18,365,168	$

Note payable to subordinated creditor Iowa Department of Economic Development, due in sixty monthly installments beginning January 2006 of $1,667 without interest, payable in full in January 2010	300,000

Note payable to subordinated creditor Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol by December 2007, otherwise due with interest at 8.5% over five years	100,000

	18,765,168
Less amounts due within one year	18,365,168

Totals	$400,000	$

Scheduled aggregate minimum annual payments on long-term debt maturing in fiscal years subsequent to October 31, 2004 are:

2005	$18,365,168
2006	20,000
2007	20,000
2008	40,000
2009	40,000
Thereafter	280,000

Total long-term debt	$18,765,168

 6.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units.  Class B units were issued upon the initial capitalization of the Company, all other units issued in the registered Offering will be Class A units.  The Company was authorized to issue up to 1,000,000 Class B membership units, including those discussed in Note 2, and does not have a limitation on the number of Class A units that can be issued.  No additional units may be issued for less than $1 per unit without the consent of the holders of at least 75% of the units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.

The Company had prepared and filed, on Form SB-2, a Registration Statement with the Securities and Exchange Commission (SEC).  The Offering was for up to 28,500,000 membership units and was available for sale at $1.00 per unit. During the Offering, the Company sold 26,640,000 Class A membership units and received aggregate offering proceeds of $26,640,000.  The Offering began on June 1, 2003 and closed on December 26, 2003.

7.  GRANTS

The Company has applied for various Federal and state grants, and has been awarded a grant in the amount of $300,000, which was used to purchase real estate for the plant site during fiscal 2004.

During fiscal year 2003 the Company received and recognized a $74,000 grant, from the USDA’s Value-Added Agricultural Product Market Development program and a $5,000 grant from the Iowa Farm Bureau.

8. LEASE OBLIGATIONS

The Company leases various items of equipment over terms of 7 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the lease.

At October 31, 2004, the Company had the following minimum commitments for payment of rentals under leases which at inception had a non-cancelable term of more than one year.

Operating Lease

2005	$147,600
2006	147,600
2007	147,600
2008	147,600
2009	147,600
Thereafter	233,700
Total lease commitments	$971,700

There was no rent expense for operating leases during October 31, 2004, since the plant had not yet commenced operations, and taken delivery of the leased equipment.

9.  RELATED PARTY TRANSACTIONS

In October 2003, the Company’s contractor subscribed for 2,000,000 of the Class A units discussed in Note 6 for a total of $2,000,000.  As of October 31, 2004, the Company has paid and financed approximately $37,600,000 and has approximately $4,740,000 in accounts payable to this contractor for construction of the ethanol plant

10.  EMPLOYEE BENEFIT PLANS

On September 30, 2004 the Company entered into a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Eligibility requirements require that all employees receiving at least $5,000 in compensation, during any two prior years and who are reasonably expected to receive at least $5,000 in compensation during the current year are eligible to participate in the plan.  The Company makes a matching contribution of 3% of the participants’ eligible wages.  There were no matching contributions made in the year ending October 31, 2004.

11.  INCOME TAXES

The differences between financial statement basis and tax basis of assets are as follows at October 31, 2004 and October 31, 2003:

	2004	2003

Financial statement basis of total assets	$48,537,861	$220,103

Organizational costs expensed for financial reporting purposes	688,035	25,170

Depreciation for tax purposes in excess of depreciation for financial repporting purposes	(7,970)	(4,195)

Taxable income basis of total assets	$49,217,926	$241,078

There were no differences between the financial statement basis and tax basis of the Company’s liabilities.

12.  COMMITMENTS AND CONTINGENCIES

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

The design-build contract provides that the Company may be entitled to receive either consequential damages for losses such as loss of use, profits, business, reputation or financing, or liquidated damages in the event Fagen fails to substantially complete the plant within 30 to 90 days after the scheduled substantial completion date of March 1, 2005.  If Fagen fails to substantially complete the plant within 30 to 90 days from the substantial completion date, Fagen will pay the Company liquidated damages ranging from $4,000 to $8,000 per day for each day that substantial completion remains outstanding.  The maximum amount of liquidated damages is $540,000.

If the plant is substantially completed 30 to 90 days prior to the substantial completion date of March 1, 2005, the Company will pay Fagen an early performance bonus ranging from $4,000 to $8,000 per day for each day that substantial completion is achieved prior to March 1, 2005.  The maximum amount of the early completion bonus is $540,000.  The Company, due to the early completion of the construction of the ethanol plant, will pay approximately $200,000 to Fagen as an early performance bonus.

Land contracts

The Company had an option to purchase approximately 60 acres of land near Mason City, Iowa, for approximately $9,000 per acre.  The Company deposited $10,000 of earnest money with an unrelated party for this option.  This deposit gave the holder 15 months, from the effective date of September 25, 2002, in which to exercise the option.  The Company assigned the real estate option to Fagen.  In exchange for this assignment, Fagen gave the Company the option to purchase the real estate from them on terms similar to those described above, plus any improvements that had been added.  On December 6, 2002, Fagen exercised the option and acquired approximately 60 acres at a purchase price of approximately $9,000 per acre for a total purchase price of approximately $534,000.  The Company exercised its option with Fagen, in December 2003, and paid the same price as Fagen plus 5% interest on the land and improvements.

Consulting contracts

In April 2002, the Company hired a project coordinator, who is also a member of the Company, at a contracted price of $2,170 for each month.  The contract price was changed in December 2003 to $5,000 per month and applied through May of 2004 when it expired.  The project coordinator also received a $40,000 cash bonus after successfully obtaining debt financing.

In October 2003 the Company entered into an agreement with a member for services as a construction coordinator.  The term of this agreement is until completion of construction but may be terminated at any time by delivery of either oral or written notice.  The agreement required the Company to pay monthly compensation of $5,000 and to reimburse all reasonable and documented business expenses.  This agreement was cancelled at the end of May 2004 when the member was hired by the Company as the General Manager.

Utility agreements

In August 2003 the Company entered into an agreement with an unrelated party to provide all electric energy required by the Company for the period from June 2004 to May 2007 and thereafter on a month by month basis unless either party gives at least a sixty day written notice of termination. The Company is required to purchase energy for a minimum annual base revenue (Company billings for the second full year of service) of approximately $616,000 per year plus a one time extension investment amount of approximately $76,000.  If the Company is billed less than the minimum annual base revenue it will be assessed the difference of the underpayment. In addition, the Company entered into a facilities service agreement with the electric company for the performance of certain types of work on a project-by-project basis.  The term of the agreement is one year and currently consists of electrical drawings, transformers and switchgears for an estimated cost of $380,000.  The agreement automatically renews for additional one year terms, and may be terminated upon thirty days written notice by either party.

In October 2003 the Company entered into an agreement with an unrelated party to provide all natural gas required by the Company for the period from November 2004 or the date facilities are installed and available to carry natural gas, to ten years from the date of the foregoing.  After expiration of the initial agreement the terms are month-to-month and may be terminated upon sixty days written notice but may be extended by the Company for an additional five year term with a written sixty day notice.  The agreement calls for the Company to make a $15,000 monthly transportation charge from the start date of the initial term until October 31, 2005.  Thereafter the monthly charge will be $13,000 per month for the remainder of the ten year contract.  These charges are subject to adjustment for any increase in usage. In addition, the Company entered into a facilities service agreement with the natural gas supplier to construct, install, maintain and operate facilities on the Company’s premises.  Installation of the facilities is scheduled to be completed by November 2004.

In May 2004, the Company entered into an agreement with U.S. Water Services to provide them with the necessary water treatment chemicals, testing reagents, engineering services, environmental support services and plant start up assistance.  Under this agreement, the Company pays U.S. Water Services $5,335 per month for an annual total of approximately $64,000. In addition, under this agreement, the Company has purchased integration software and hardware from U.S. Water Services for $10,000.  The agreement expires 3 years from the date the plant is operational.  If the Company chooses to terminate this contract before the 3 year agreement expires, the Company is required to pay a prorated charge in the amount of $246 a month for the number of remaining months on the agreement.

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

Forward Contracts

At October 31, 2004 the Company had commitments to purchase approximately 6,000,000 bushels of corn at various dates through July 2005.  The price of those contracts ranges between $1.82 and $2.39 per bushel.

13.  SUBSEQUENT EVENT

Assignment and Assumption of Rail Car Lease

On December 20, 2004 the Company entered into a Railcar Lease Agreement through the assumption of a railcar lease between Trinity Industries Leasing Company and Little Sioux Corn Processors.  As of the effective date of the lease there are 40 monthly payments of approximately $13,600 remaining to be paid under the lease agreement.  The lease will expire April 6, 2008.  Additionally, the Company will pay Little Sioux Corn Processors a premium of $90,000 for agreeing to the assumption.

Plant Operations

Subsequent to year end, the Company began operations, and successfully completed performance testing of the plant.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since the Company’s inception and is the Company’s independent registered public accounting firm at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.   CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, and our Chief Financial Officer, Sandra M. Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES.

Identification of Directors, Executive Officers and Significant Employees

As of October 31, 2004, our board of directors consists of the following directors:

Dave Sovereign, Chairman and Director - Age 48

Mr. Sovereign has served on the board of the Company since its inception.  For the past five years, Mr. Sovereign has been an active partner in a family farm operation near Cresco, Iowa and a partner in Paris Foods, Inc., a livestock production facility.  He is also a member of Sovereign Buildings, LLC, which owns and leases three hog confinement buildings.

On April 23, 2004, our board elected Mr. Sovereign as the Company’s Chairman to fill the vacancy created by the resignation of Mr. Walter Wendland from the offices of director and Chairman and Mr. Wendland’s election to the office of President.  Mr. Sovereign is anticipated to hold the office of Chairman until the earlier of his resignation or removal from office.  At our annual members meeting held April 1, 2004, Mr. Sovereign was re-elected to serve as a director until the annual members held in 2007 and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.  Mr. Sovereign previously held the offices of Vice Chairman and Vice President of the Company.

Stephen Eastman, Vice Chairman and Director - Age 35

Mr. Eastman has served on the board of the Company since its inception.  For the past five years, Mr. Eastman has been the manager of Farmers Feed and Grain, a family owned business in Riceville, Iowa where he manages business services to grain producers.  For the past five years, he also has been involved in a farm operation that consists of corn, soybeans and cattle.

Mr. Eastman was appointed to the board of the Company by Steve Retterath on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A units to appoint one (1) director to our board.  Mr. Eastman will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him so long as such Class A unit holder is the owner of one million or more of our Class A units.

On April 23, 2004, our board elected Mr. Eastman as the Company’s Vice Chairman to fill the vacancy created by the election of Mr. Sovereign to the position of Chairman.   Mr. Eastman is anticipated to hold the office of Vice Chairman until the earlier of his resignation or removal from office.

Ron Pumphrey, Secretary and Director - Age 55

Mr. Pumphrey has served on the board of the Company since its inception.  Mr. Pumphrey was elected Secretary at the inception of the Company.  For the past five years, Mr. Pumphrey has been employed as the General Manager of Farmers Cooperative, New Hampton, which is a full-service grain cooperative with eleven branch locations in northeast and north central Iowa.

Mr. Pumphrey currently serves as the Company’s Secretary.  Mr. Pumphrey is anticipated to hold the office of Secretary until the earlier of his resignation or removal from office.  At our annual members meeting held April 1, 2004, Mr. Pumphrey was re-elected to serve as a director until the 2007 annual members meeting, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jim Boeding, Director - Age 57

Mr. Boeding has served on the board of the Company since its inception.  For the past five years, Mr. Boeding has owned and operated a 700-acre grain farm near Decorah in Winneshiek County, Iowa.

At our annual members meeting held April 1, 2004, Mr. Boeding was re-elected to serve as a director until the 2006 annual members meeting, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.  Mr. Boeding previously held the office of Treasurer of the Company.  Effective as of September 20, 2004, the position of Treasurer was eliminated and the duties and responsibilities of the Treasurer were re-assigned to the office of Chief Financial Officer.

Duane Lynch, Director - Age 64

Mr. Lynch has served on the board of the Company since its inception.  For the past five years, Mr. Lynch has owned and operated a grain farm consisting primarily of corn and soybeans.

  At our annual members meeting held April 1, 2004, Mr. Lynch was re-elected to serve as a director until the 2006 annual members meeting, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Marion Cagley, Director - Age 70

Mr. Cagley has served on the board of the Company since its inception.  For the past five years, Mr. Cagley has farmed 700 acres of corn and soybeans.

On April 23, 2004 Mr. Cagley was elected by the Board to fill the vacancy left by the resignation of Walter Wendland.  Mr. Cagley will serve as director until the 2005 annual members meeting, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Stanley Laures, Director - Age 65

Mr. Laures has served on the board of the Company since its inception.  For the past five years, Mr. Laures has been involved with his family farm operation of growing 2,700 acres of corn and soybeans and 1,000 head of cattle.  Prior to September 1999, Mr. Laures served as vice president at First National Bank in New Hampton, Iowa, where he supervised a $30 million loan portfolio of commercial and agricultural loans.

At our annual members meeting held April 1, 2004, Mr. Laures was re-elected to serve as a director until the 2007 annual members meeting, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Jerry Calease, Director - Age 52

Mr. Calease was elected as a director at our annual members meeting on September 17, 2003.  For the past five years, Mr. Calease has been involved in a corn and soybean farming operation in Bremer County, Iowa.

At our annual members meeting held April 1, 2004, Mr. Calease was re-elected to serve as a director until the 2005 annual members meeting, and until a successor is elected and qualified, or until the earlier death, resignation, removal or disqualification of such director.

Matt Sederstrom, Director – Age 31

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

Mr. Sederstrom will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him so long as such Class A unit holder continues to own one million or more of our Class A units.

Steve Core, Director – Age 55

Mr. Core was appointed to the board of the Company by Fagen, Inc., on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A Units to appoint one (1) director to our board.  For the past three years Mr. Core has served as a consultant to Fagen, Inc., in connection with new ethanol plant construction.  Prior to that, he served as general manager of a 44 MGY ethanol production plant in Minnesota.

Mr. Core will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him so long as such Class A unit holder continues to own one million or more of our Class A units.

Leslie M. Hansen, Director – Age 51

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

Ms. Hansen will serve indefinitely as a director on our board at her pleasure so long as she continues to own one million or more of our Class A units.

Bernard Retterath, Director – Age 64

Mr. Retterath was appointed to the board of the Company by Pompano Beach Holdings, LLC, on December 17, 2003, pursuant to our operating agreement, which permits Class A unit holders owning one million or more of our Class A Units to appoint one (1) director to our board.  For the past five years, Mr. Retterath has been engaged in a farming and trucking operation near McIntire, Iowa.

Mr. Retterath will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him so long as such Class A unit holder continues to own one million or more of our Class A units.

Chris Schwarck, Director – Age 71

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

Mr. Schwarck will serve indefinitely as a director on our board at the pleasure of the Class A unit holder appointing him so long as such Class A unit holder continues to own one million or more of our Class A units.

Walter Wendland, President and Chief Executive Officer – Age 49

On April 23, 2004, the board of directors elected and engaged Mr. Wendland as President and Chief Executive Officer.  On the same date, Mr. Wendland resigned from the Company as Chairman and director.  For two of the past five years, Mr. Wendland has been the Company’s project and construction manager responsible for the development, construction and start-up operation of the Company’s ethanol plant.  For the past five years, he has also owned and operated a 1,400-acre farm in addition to his involvement in the sale of corn gluten and other grain by-products to area farmers.

Mr. Wendland is anticipated to hold the office of President and Chief Executive Officer until the earlier of his resignation, death, disqualification or removal from office by the board of directors.  Mr. Wendland previously held the offices of Chairman, Vice Chairman, President and Vice President of the Company.

Sandra M. Batt, Chief Financial Officer – Age 52

On September 20, 2004 the board of directors elected and engaged Sandra M. Batt as Chief Financial Officer and terminated the position of Treasurer, previously held by Jim Boeding.  The duties and responsibilities of the Treasurer’s office have been re-assigned to the Chief Financial Officer.  Prior to her appointment as the Chief Financial Officer, Ms. Batt was a student at Briar Cliff University in Sioux City, Iowa.  She graduated in July 2004 with a B.A. in accounting.  From 1998 to 2003 Ms. Batt was employed as finance director at Sbemco International, Inc. She is a certified public accountant.

Ms. Batt is anticipated to hold the office of Chief Financial Officer until the earlier of her resignation, death, disqualification or removal from office by the board of directors.

Chad E.  Kuhlers, Plant Manager – Age 34

On August 11, 2004, we hired Chad Kuhlers as plant manager.  Prior to employment with the Company, Mr. Kuhlers was the operations manager for Koch Hydrocarbon’s Medford, Oklahoma facility.  Mr. Kuhlers also served as the maintenance manager, process control engineer, reliability engineer and project engineer within the Koch Hydrocarbon organization.  He has an electrical engineering degree from Iowa State University and a MBA from Phillips University in Enid, Oklahoma.

Steven L. Dietz, Commodities Manager – Age 32

Mr. Dietz began employment with the Company on June 1, 2004.  From 2000 to 2004, Mr. Dietz was the general manager of the Monica Elevator Company in Princeville, Illinois.  Prior to his employment with the Monica Elevator he served as country elevator manager for Archer Daniels Midland in Dunlap, Illinois.  He graduated from Iowa State University with a B.S. in dairy science.

Thomas E. Dennstedt, Laboratory Manager – Age 38

Mr. Dennstedt began employment with the Company on September 13, 2004.  Prior to his employment with us, Mr. Dennstedt was employed as an Industrial Microbiologist for ICM in Colwich, Kansas.  While employed with ICM, he participated in various ethanol plant startups.  Mr. Dennstedt has also served as the laboratory manager for Exol, Inc., an ethanol production facility in Glenville, Minnesota.

Adoption of Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, Walter Wendland, and our principal financial officer, Sandra M. Batt.  Both of these individuals signed an acknowledgment of his or her receipt of our code of ethics.  Our code of ethics was filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended October 31, 2003 and is included as current Exhibit 14.1 to this report by incorporation by reference.

Identification of Audit Committee

The board of directors has appointed an audit committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the Company’s financial statements.   The audit committee consists of Leslie Hansen, Stan Laures, Jim Boeding and Jerry Calease.  The chairperson of the audit committee is Jim Boeding.  The board of directors has not designated any member of our audit committee as an audit committee financial expert.  The board of directors is in the process of evaluating the experience and education of our audit committee members in order to determine whether one or more of our current audit committee members qualifies as an audit committee financial expert.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth all compensation paid or payable by the Company during the last three fiscal years to our Chairman, President and Chief Executive Officer.  We do not have any compensatory security option plan for our executive officers and directors.  None of our directors or officers has any options, warrants, or other similar rights to purchase securities of the Company.

Name and Principal Position	Year	Salary	All Other Compensation
Walter Wendland, President, Chief Executive Officer and former Chairman	Fiscal Year 2004	$33,846	$35,000
	Fiscal Year 2003	$0	$5,000
	Fiscal Year 2002	$0	$0

On October 1, 2003, we entered into an independent contractor agreement with Walter Wendland who previously served as our Chairman and director and now serves as our President and Chief Executive Officer.  Under the agreement, the Company engaged Mr. Wendland as a full-time construction coordinator with responsibility for supervision and coordination of plant construction, development of policies regarding construction of the project, monitoring project development, public relations and other on-site development issues. As of October 31, 2004, we have paid Mr. Wendland approximately $5,000 per month or a total of $35,000 for these services.  The agreement terminated in October 2004.  By letter agreement dated April 23, 2004, we hired Mr. Wendland as President and Chief Executive Officer of the plant.  Pursuant to the terms of our letter agreement, we will pay Mr. Wendland $80,000 per year for his services as President.  Total payments to Mr. Wendland for fiscal year 2004 are $68,846.

Upon execution of debt financing agreements in January 2004, we paid Stan Laures a bonus of $40,000.  Mr. Laures is a director on our board.  In addition, we entered into an oral agreement with Mr. Laures under which he provided consulting services to the Company in exchange for compensation of $5,000 per month.  The oral agreement began on December 1, 2003, and continued for six months from December 1, 2003 to May 31, 2004.  As of October 31, 2004, we have paid Mr. Laures a total of $30,000 pursuant to the consulting agreement.  We also made a payment of $2,170 for consulting services provided by Mr. Laures for a portion of November 2003.  Total payments to Mr. Laures for fiscal year 2004 are $72,170.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

Security Ownership of Certain Beneficial Owners

As of January 21, 2005, the following beneficial owners owned or held 5% or more of our outstanding Class A units:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Membership Units	Schwarck Jensen 520 S. Pierce, Suite 118 Mason City, IA 50401	3,000,000 Class A Units	11.26%
Class A Membership Units	Pompano Beach Holdings, LLC 1360 NW 33rd Street Pompano Beach, FL 33064-2102	2,000,000 Class A Units	7.51%
Class A Membership Units	Steve J. Retterath 1466 Thatch Palm Drive Boca Raton, FL 33432	2,000,000 Class A Units	7.51%
Class A Membership Units	Fagen, Inc.(1) 501 W. Highway 212 P.O. Box 159 Granite Falls, MN 56241	2,000,000 Class A Units	7.51%

(1)          Fagen, Inc. beneficially owns 1,000,000 of its 2,000,000 Class A Units through its control of Fagen Engineering, LLC.

As of January 21, 2005, the following beneficial owners owned or held 5% or more of our outstanding Class B units:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class B Membership Units	Jim Boeding (1) 2173 Madison Road Decorah, IA 52101	50,000 Class B Units	5.43%
Class B Membership Units	Walter Wendland (2) 25 Oak Run Drive Mason City, IA 50401	60,000 Class B Units	6.52%

(1)  Jim Boeding is a director on the Company’s board of directors.

(2)  Walter Wendland is the Company’s President and Chief Executive Officer.

Security Ownership of Management

As of January 21, 2005, members of our board of directors and executive officers own Class A membership units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Membership Units	Jim Boeding, Director 2173 Madison Road Decorah, IA 52101	60,000 Class A Units	0.23%
Class A Membership Units	Marion Cagley, Director 2370 Durham Avenue Ionia, IA 50645	50,000 Class A Units	0.19%
Class A Membership Units	Stephen Eastman, Director 4401 Addison Avenue Riceville, IA 50466	90,000 Class A Units	0.34%

Class A Membership Units	Stan Laures, Director 2325 N. Linn Avenue New Hampton, IA 50659	150,000 Class A Units	0.56%
Class A Membership Units	Duane Lynch, Director 1799 220th Street New Hampton, IA 50659	80,000 Class A Units	0.30%
Class A Membership Units	Ron Pumphrey Secretary and Director P.O. Box 151 New Hampton, IA 50659	20,000 Class A Units	0.08%
Class A Membership Units	Bernard Retterath, Director 4945 Shadow Avenue McIntire, IA 50455	10,000 Class A Units	0.04%
Class A Membership Units	Chris Schwarck, Director 13597 Thrush Avenue Mason City, IA 50401	220,000 Class A Units	0.83%
Class A Membership Units	Dave Sovereign Chairman and Director 15959 130th Street Cresco, IA 52136	40,000 Class A Units	0.15%
Class A Membership Units	Walter Wendland President and Chief Executive Officer 25 Oak Run Drive Mason City, IA 50401	200,000 Class A Units	0.75%
Class A Membership Units	Jerry Calease, Director 1826 130th Street Waverly, IA 50677	60,000 Class A Units	0.23%
Class A Membership Units	Leslie M. Hansen, Director 2424 Highway 24 New Hampton, IA 50659	1,000,000 Class A Units	3.75%
TOTAL:		1,980,000	7.43%

As of January 21, 2005, members of our board of directors and executive officers own Class B membership units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class B Membership Units	Jim Boeding, Director 2173 Madison Road Decorah, IA 52101	50,000 Class B Units	5.43%
Class B Membership Units	Marion Cagley, Director 2370 Durham Avenue Ionia, IA 50645	20,000 Class B Units	2.17%
Class B Membership Units	Stephen Eastman, Director 4401 Addison Avenue Riceville, IA 50466	30,000 Class B Units	3.26%

Class B Membership Units	Stan Laures, Director 2325 N. Linn Avenue New Hampton, IA 50659	5,000 Class B Units	0.54%
Class B Membership Units	Duane Lynch, Director 1799 220th Street New Hampton, IA 50659	20,000 Class B Units	2.17%
Class B Membership Units	Dave Sovereign, Chairman and Director 15959 130th Cresco, IA 52136	20,000 Class B Units	2.17%
Class B Membership Units	Walter Wendland, President and Chief Executive Officer 25 Oak Run Drive Mason City, IA 50401	60,000 Class B Units	6.52%
Class B Membership Units	Ron Pumphrey Secretary and Director P.O. Box 151 New Hampton, IA 50659	20,000 Class B Units	2.17%
Class B Membership Units	Jerry Calease, Director 1826 130th Street Waverly, IA 50677	20,000 Class B Units	2.17%
TOTAL :		245,000 Class B Units	26.63%

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years, we have engaged in the following transactions with related parties:

Fagen, Inc., 5% Owner of Class A Units

  Fagen, Inc., beneficially owns 2,000,000 of our Class A Units.  Fagen, Inc., owns 1,000,000 Class A Units and Fagen Engineering, LLC, owns 1,000,000 Class A Units.  Fagen, Inc., controls Fagen Engineering, LLC.  At October 31, 2004, we had 26,640,000 Class A units outstanding and 920,000 Class B units outstanding for total outstanding membership units of 27,560,000.  Fagen, Inc.’s ownership of 2,000,000 Class A Units means that it owns a 7.26% membership interest in the Company and owns 7.51% of the outstanding Class A Units.  Pursuant to our operating agreement, Fagen, Inc.,’s ownership of its membership units entitles it to appoint one (1) director to our board and Fagen Engineering, LLC.’s ownership of its membership units entitles it to appoint one (1) director to our board.  On December 17, 2003, Fagen, Inc., appointed Steve Core to our board and Fagen, Engineering, LLC., appointed Matt Sederstrom to our board.  We entered into a design-build contract with Fagen, Inc., for the purpose of providing design, development and construction services to us in connection with our ethanol plant.  Pursuant to the design-build contract, Fagen, Inc., agreed to design, develop and construct a 40 million gallon per year ethanol plant for an amount not to exceed approximately $45,744,000, subject to change orders approved by us.  As of October 31, 2004, we have paid Fagen, Inc., a total of approximately $37,600,000 pursuant to the design-build contract.  There is an outstanding balance of $4,700,000 on the design-build contract as of October 31, 2004.

Walter Wendland, President, Chief Executive Officer and 5% Owner of Class B Units

On October 1, 2003, we entered into an independent contractor agreement with Walter Wendland who previously served as our Chairman and director and now serves as our President and Chief Executive Officer.

Mr. Wendland also owns more than 5% of our outstanding Class B units.  Under the agreement, the Company engaged Mr. Wendland as a full-time construction coordinator with responsibility for supervision and coordination of plant construction, development of policies regarding construction of the project, monitoring project development, public relations and other on-site development issues. As of October 31, 2004, we have paid Mr. Wendland approximately $5,000 per month or a total of $35,000 for these services.  The agreement terminated in October 2004.  By letter agreement dated April 23, 2004, we hired Mr. Wendland as President and Chief Executive Officer of the plant.  Pursuant to the terms of our letter agreement, we will pay Mr. Wendland $80,000 per year for his services as President.  Total payments to Mr. Wendland for fiscal year 2004 are $68,846.

Stan Laures, Director

Upon execution of the debt financing agreements, we paid our project coordinator, Stan Laures, a bonus of $40,000.  Mr. Laures is a director on our board.  In addition, we entered into an oral agreement with Mr. Laures under which he provided consulting services to the Company in exchange for compensation of $5,000 per month.  The oral agreement began on December 1, 2003, and continued for six months from December 1, 2003 to May 31, 2004.  As of October 31, 2004, we have paid Mr. Laures a total of $30,000 pursuant to the consulting agreement.  We also made a payment of $2,170 for consulting services provided by Mr. Laures for a portion of November 2003.  Total payments to Mr. Laures for fiscal year 2004 are $72,170.

ITEM 13.               EXHIBITS.

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

3.2

Amended and Restated Operating Agreement dated August 21, 2002, of the registrant including First Amendment dated September 17, 2003, to the Amended and Restated Operating Agreement and Second Amendment dated April 1, 2004, to the Amended and Restated Operating Agreement of the registrant.

4.1	Form of Membership Unit Certificate. Filed as Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.1	VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note dated October 14, 2004 by and between the Iowa Department of Economic Development and Golden Grain Energy, LLC.

10.2

Facilities Services Agreement dated July 30, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company.* Filed as Exhibit 10.8 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

10.3

Electric Service Agreement dated August 13, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company. Filed as Exhibit 10.9 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

10.4

Gas Facilities Extension Contract dated October 23, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company. Filed as Exhibit 10.10 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

10.5

Firm Transportation Agreement dated October 23, 2003 by and between Golden Grain Energy, LLC and Interstate Power and Light Company. Filed as Exhibit 10.11 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

10.6

Agreement between Shawver Well Company and Golden Grain Energy, LLC dated October 21, 2003. Filed as Exhibit 10.13 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

10.7

Design/Build Contract dated October 24, 2003 by and between Golden Grain Energy, LLC and Fagen, Inc. * Filed as Exhibit 10.14 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

10.8

Agreement for Private Redevelopment between Golden Grain Energy, LLC and the City of Mason City, Iowa dated December 17, 2003. Filed as Exhibit 10.3 to registrant’s Form 10-QSB for quarter ended January 31, 2004 and incorporated by reference herein.

10.9

Distillers Grains Marketing Agreement between Golden Grain Energy, LLC and Commodity Specialists Company dated December 31, 2003. Filed as Exhibit 10.2 to registrant’s Form 10-QSB for quarter ended January 31, 2004 and incorporated by reference herein.

10.10

Credit Agreement between Golden Grain Energy, LLC and Home Federal Savings Bank dated January 16, 2004. Filed as Exhibit 10.1 to registrant’s Form 10-QSB for quarter ended January 31, 2004 and incorporated by reference herein.

10.11

Spur Track Agreement between Golden Grain Energy, LLC and Kelly-Hill Company dated March 17, 2004. Filed as Exhibit 10.1 to registrant’s Form 10-QSB for quarter ended April 30, 2004 and incorporated by reference herein.

10.12

Security Agreement and Assignment of Account between Golden Grain Energy, LLC and R.J. O’Brien dated March 26, 2004. Filed as Exhibit 10.2 to registrant’s Form 10-QSB for quarter ended April 30, 2004 and incorporated by reference herein.

10.13

Ethanol Fuel Marketing Agreement between Golden Grain Energy, LLC and Renewable Products Marketing Group, LLC dated April 1, 2004. Filed as Exhibit 10.3 to registrant’s Form 10-QSB for quarter ended April 30, 2004 and incorporated by reference herein.

10.14

Industry Track Contract between Golden Grain Energy, LLC and Union Pacific Railroad dated April 9, 2004. Filed as Exhibit 10.4 to registrant’s Form 10-QSB for quarter ended April 30, 2004 and incorporated by reference herein.

10.15

Letter Agreement of Employment between Golden Grain Energy, LLC and Walter Wendland dated April 23, 2004. Filed as Exhibit 10.5 to registrant’s Form 10-QSB for quarter ended April 30, 2004 and incorporated by reference herein.

10.16

First Amendment to the Credit Agreement between Golden Grain Energy, LLC and Home Federal Savings Bank dated May 21, 2004. Filed as Exhibit 10.1 to registrant’s Form 10-QSB for quarter ended July 31, 2004 and incorporated by reference herein.

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004. Filed as Exhibit 14.1 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

*Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

ITEM 14.               PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The aggregate fees billed by the principal independent registered public accounting firm (Boulay, Heutmaker, Zibell & Co. P.L.L.P.) to the Company for the fiscal year ended October 31, 2004, and the fiscal year ended October 31, 2003 are as follows:

Category	Year	Fees
Audit Fees	2004	$50,514
	2003	$46,797
Audit-Related Fees	2004	$0
	2003	$0
Tax Fees	2004	$0
	2003	$0
All Other Fees	2004	$0
	2003	$0

Prior to engagement of the principal independent registered public accounting firm to perform audit services for the Company, the principal independent registered public accounting firm was pre-approved by our audit committee pursuant to Company policy requiring such approval.

100% of all audit services were pre-approved by our audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	January 28, 2005	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	January 28, 2005	/s/ Sandra M. Batt
Sandra M. Batt
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 28, 2005	/s/ Dave Sovereign
Dave Sovereign, Chairman

Date:	January 28, 2005	/s/ Jim Boeding
Jim Boeding, Director

Date:	January 28, 2005	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date:	January 28, 2005	/s/ Steve Eastman
Steve Eastman, Director

Date:	January 28, 2005	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	January 28, 2005	/s/ Bernard Retterath
Bernard Retterath, Director

Date:	January 28, 2005	/s/ Stan Laures
Stan Laures, Director

Date:	January 28, 2005	/s/ Jerry Calease
Jerry Calease, Director