Form 10QSB
period 2005-01-31
GOLDEN GRAIN ENERGY
filed 2005-03-17
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended January 31, 2005

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at January 31, 2005
Class A Membership Units	26,640,000
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                                  ☐  Yes                 ☒  No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

GOLDEN GRAIN ENERGY, LLC

Balance Sheet

ASSETS	January 31, 2005 (Unaudited)

Current Assets
Cash and equivalents	$1,928,717
Derivative instruments	329,376
Accounts receivable	2,904,502
Inventory	1,833,331
Prepaid and other	591,767
Total current assets	7,587,693

Property and Equipment
Land and land improvements	876,726
Grain handling equipment	257,332
Office equipment	264,193
Plant and process equipment	49,584,508
50,982,759
Less accumulated depreciation	472,847
Net property and equipment	50,509,912

Other Assets
Debt issuance costs	503,069
Total other assets	503,069

Total Assets	$58,600,674

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Balance Sheet

LIABILITIES AND EQUITY	January 31, 2005 (Unaudited)

Current Liabilities
Current portion long-term debt	$28,694,143
Accounts payable	995,282
Accrued expenses	210,906
Related party payable	2,834,253
Construction loan payable	19,150
Total current liabilities	32,753,734

Commitments and Contingencies

Long-term debt, net of current maturities	400,000

Members’ Equity
Member contributions, net of costs related to capital contributions	26,919,956
Retained earnings	(1,473,016)
Total members’ equity	25,446,940

Total Liabilities and Members’ Equity	$58,600,674

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Quarter Ended January 31, 2005 (Unaudited)	Quarter Ended January 31, 2004 (Unaudited)

Revenues	$7,336,631	$—

Cost of Goods Sold	5,720,308	—

Gross Profit	1,616,323	—

Operating Expenses	896,927	250,206

Operating Income (Loss)	719,396	(250,206)

Other Income (Expense)
Interest income	385	23,622
Interest expense	(243,311)	—
CCC Bio-Energy income	343,955	—
Total	101,029	23,622

Net Income (Loss)	$820,425	$(226,584)

Net Income (Loss) Per Unit (27,560,000 and 11,344,300 weighted average units outstanding, respectively)	$0.03	$(0.02)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Quarter Ended January 31, 2005 (Unaudited)	Quarter Ended January 31, 2004 (Unaudited)

Cash Flows from Operating Activities
Net income (loss)	820,425	$(226,584)
Adjustments to reconcile net loss to net cash from operations:		—
Depreciation	465,903	769
Realized and unrealized loss on derivative instruments	200,615	—
Change in assets and liabilities		—
Interest receivable	—	(3,924)
Derivative instruments	(420,000)	—
Accounts receivable	(2,894,502)	—
Inventory	(1,833,331)	—
Prepaid and other	(574,007)	(12,001)
Accounts payable	884,045	(1,330)
Accrued expenses	93,049	(618)
Net cash used in operating activities	(3,257,803)	(243,688)

Cash Flows from Investing Activities
Capital expenditures	—	(1,140,200)
Payments for construction in process	—	(6,111,296)
Net cash used in investing activities	—	(7,251,496)

Cash Flows from Financing Activities
Capital expenditure grant received	—	300,000
Payments for short term debt	—	(60,000)
Proceeds from construction note	5,725,008	—
Payments for construction retainage payable	(2,063,681)	—
Payments for debt issuance costs	(23,874)	(394,960)
Member contributions	—	26,640,000
Costs related to capital contributions	—	(3,600)
Net cash provided by in financing activities	3,637,453	26,481,440

Net Increase in Cash and Equivalents	379,650	18,986,256

Cash and Equivalents – Beginning of Period	1,549,067	1,223

Cash and Equivalents – End of Period	$1,928,717	$18,987,479

Notes to Financial Statements are an integral part of this Statement.

	Quarter Ended January 31, 2005 (Unaudited)	Quarter Ended January 31, 2004 (Unaudited)

Supplemental Cash Flow Information

Interest paid	$80,495	$—

Interest capitalized	$125,126	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in long-term debt	$4,603,967

Construction costs in accounts payable	$2,853,403	$2,719,681

Deposit applied to land purchase	$—	$15,000

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements (Unaudited)

January 31, 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2004, contained in the Company’s annual report on Form 10-KSB for 2004.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Mason City, Iowa. Construction began in 2003. Prior to commencing operations on December 13, 2004, the Company was a development stage entity.  The Company sells its production of ethanol, distillers grains with solubles in the continental United States.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Commodity Credit Corporation Bio-Energy Program incentives include significant estimates.  Actual results could differ from those estimates.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment to the customer or when the customer picks up the goods.

The Company records revenue from federal and state incentive programs related to the production of ethanol when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts.  The Company’s estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are charged against the allowance.

Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Inventories

Inventories, which consist primarily of ethanol and distillers grains with solubles, are stated at the lower of average cost or market.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the January 31, 2005 balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.  During the quarter ended January 31, 2005, the Company had recorded a combined realized and unrealized loss for derivatives of $200,615.  These losses are recorded in cost of goods sold.  There was neither realized nor unrealized gain nor loss during the quarter ended January 31, 2004.

Commodity Credit Corporation Bioenergy Program

On August 18, 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  For the quarter ended January 31, 2005 the Company recorded $343,955 as other income from the CCC.  The company was not eligible for Bioenergy Program payments prior to commencement of production in December 2004.

Reclassification

Certain amounts in the Statement of Operations for 2004 have been reclassified to conform to 2005 classifications.  These reclassifications had no effect on net loss as previously reported.

2.  INVENTORY

Inventory consists of the following:

January 31, 2005

Raw materials	$883,418
Work in process	329,499
Finished goods	620,413

Totals	$1,833,331

3.  BANK FINANCING

On January 16, 2004, the Company executed a mortgage and entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit.

Interest on the convertible construction loan is charged at a variable interest rate equal to the greater of 5.5% or the prime rate plus 1.0% (5.75% at October 31, 2004), adjusted quarterly, and during the construction period requires only interest payments.  Interest on the line of credit is charged at the prime rate plus 0.75% (5.5% at October 31, 2004), adjusted quarterly.  The Company must maintain a zero balance on the line of credit, for a consecutive period of at least 30 days, during each rolling twelve month period.  As of January 31, 2005, the outstanding balance on the construction loan is $28,694,143.

Upon the completion of the construction of the plant, the Company may convert the construction loan into a ten year term loan.  The agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.  Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for calendar year 2005 and $1,250,000 additional, for each year thereafter, not to exceed a total of $6,500,000.  The Company has not yet converted the construction loan to a term loan.

The terms of this agreement require the Company to maintain certain financial ratios and restrict cash distributions and sales of assets. Outstanding borrowings under this agreement are secured by substantially all corporate assets.

In May 2004, the Company entered into a First Amendment to the Credit Agreement with the bank, amending the Credit Agreement dated January 16, 2004.  The Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.  The Letter of Credit is security for the agreement between the Company and Interstate Power and Light Company for the construction of a natural gas line to the plant.  The Company has received the first invoice from Interstate Power and Light Company and the Letter of Credit Facility has expired.

4.  LONG-TERM DEBT

Long-term debt consists of the following:

January 31, 2005

Convertible construction payable (Note 3)	$28,694,143

Note payable to subordinated creditor Iowa Department of Economic Development, due in sixty monthly installments beginning January 2006 of $1,667 without interest, payable in full in January 2010	300,000

Note payable to subordinated creditor Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol by December 2007, otherwise due with interest at 8.5% over five years	100,000

29,094,143
Less amounts due within one year	28,694,143

Totals	$400,000

The estimated maturities of long-term debt at January 31, 2005 are as follows:

2005	$28,694,143
2006	20,000
2007	20,000
2008	40,000
2009	40,000
Thereafter	280,000

Total long-term debt	$29,094,143

 5.  RELATED PARTY TRANSACTIONS

In October 2003, the Company’s contractor subscribed for 2,000,000 of the Class A units discussed in Note 6 for a total of $2,000,000.  As of January 31, 2005, the Company has incurred approximately $43,314,300 and has approximately $2,834,000 in accounts payable to this contractor for construction of the ethanol plant.

 6.  COMMITMENTS AND CONTINGENCIES

Design build contract

The total cost of the project, including the construction of the ethanol plant and start-up expenditures, is expected to approximate $59,600,000.  The Company and a related contractor, Fagen, Inc. (Fagen), have entered into a contract to design and build the ethanol plant for a total contract price of $45,744,000.

The design-build contract provides that the Company will pay Fagen an early performance bonus ranging from $4,000 to $8,000 per day for each day 30 to 90 days prior to the substantial completion date of March 1, 2005.  The maximum amount of the early completion bonus is $540,000.  The Company, due to the early completion of the construction of the ethanol plant, will pay approximately $222,000 to Fagen as an early performance bonus.

Natural Gas and Corn Contracts

At January 31, 2005, the Company has forward contracts to purchase approximately 212,500 million British thermal units (MMBTU) of natural gas during the months of February and March 2005 at an average price of $5.97 per MMBTU.  The Company does not have any other forward contracts for natural gas at this time.

At January 31, 2005 the Company has forward contracts to purchase approximately 13,000,000 bushels of corn at various dates through July 2006.  The price of those contracts ranges between $1.92 and $2.39 per bushel.

7.  SUBSEQUENT EVENT

Rail Expansion

On February 21, 2005, the Company accepted a proposal from Kelly-Hill Company for the expansion of the rail facility.  The proposal calls for installing two reconditioned turnouts to the existing rail track and constructing approximately 4,025 feet of new track and two additional turnouts.  The cost of the project will be approximately $462,000.

Item 2.  Management’s Discussion and Analysis and Plan of Operation.

Forward Looking Statements

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Mason City in north central Iowa.   Since December 2004, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  We expect to fund our operations during the next 12 months using cash flow from continuing operations, lines of credit and our senior credit facility.

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

Since we only recently became operational, we do not yet have comparable income, production and sales data for the three months ended January 31, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of our first fiscal quarter of 2004 and our first quarter of 2005, it is important that you keep this in mind.

Plan of Operation for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  Our primary focus will be concentrated on three main areas: (i) making sure the plant is operating as efficiently as possible; (ii) cost-effective purchasing of important manufacturing inputs such as corn and natural gas; and (iii) exploring whether a future plant expansion is feasible and in the best interests of the Company.

Plant Construction and Operations

On December 13, 2004, we substantially completed construction of our ethanol plant and commenced start-up operations.  As of January 10, 2005, the plant passed performance testing and became fully operational. Under the terms of the design-build contract with our principal contractor, Fagen, Inc. is entitled to an early performance bonus ranging from $4,000 to $8,000 per day for each day 30 to 90 days prior to the substantial completion date of March 1, 2005.  Due to the early completion of the construction of our ethanol plant, we will pay approximately $222,000 to Fagen, Inc. as an early performance bonus.

We are subject to ongoing environmental regulations and testing.  The plant’s emissions standards must be tested by conducting a Relative Accuracy Test Audit (RATA) within six months of start-up production.  Three months prior to the RATA test, we will conduct a preliminary emissions test and submit the results to ICM, Inc., our process design engineer.  Based upon the results of the preliminary test, ICM, Inc., will take any remedial action necessary to assist the plant in passing the RATA test.  The plant must conduct a RATA test once every 12 months and submit quarterly reports disclosing the level of its emissions.

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

In the future, there may be an opportunity for us to expand the plant to allow us to increase our production of ethanol and distillers grains.  On January 4, 2005, our board of directors instructed the Company’s management team to research the feasibility of expanding the plant.  In response to this directive from our board, we are undertaking a marketing study to address the impact of an expansion on corn origination and basis.  An expansion of any size would present additional challenges and risks and would increase our costs in all of the categories listed above.  An expansion would also require significant expenditures for the expansion project itself.  We are exploring potential funding sources to finance the expansion as well as transportation, permitting and other operational concerns related to expansion.

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

•                  Increases or decreases in the supply and demand for distillers grains; and

•                  Changes and advances in ethanol production technology

Employees

We currently have 32 full-time employees and do not expect a significant change in this number over the next twelve months.

Corn Supplies and Market Trends

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and Iowa production at approximately 2.4 billion bushels.  The 2004 corn supply is expected to outpace demand by approximately 2 billion bushels.  As a result, we expect corn prices to remain at relatively low levels into the 2005 spring planting season.  However, as we near the spring corn planting season, we expect the grain market to begin focusing on prospects for the 2005 corn crop.  Variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins.

Natural Gas Supplies and Market Trends

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 114,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production.  We expect natural gas prices to remain high or increase.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a positive 10% increase in the cash price of corn would produce a positive increase of approximately 10% in the fair value of our derivative instruments and vice versa.  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of January 31, 2005, the fair value of our derivative instruments relating to corn and natural gas is an asset in the amount of $329,376.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.

As of January 31, 2005, we have forward corn purchase contracts for the purchase of approximately 13,000,000 bushels of corn at various dates through July 2006.  The corn price of those contracts ranges between $1.92 and $2.39 per bushel.  We have price protection in place for approximately 58% of our corn needs through July 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into spring, additional price protection may be required to solidify our margins into fiscal year 2005.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects but are expected to produce long-term positive growth for the Company.

As of January 31, 2005, we have forward contracts to purchase approximately 212,500 million British thermal units (MMBTU) of natural gas during the months of February and March 2005 at an average price of $5.97 per MMBTU.  We currently do not have forward contracts to purchase natural gas beyond March 2005.  Additional price protection for fiscal year 2005 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.

Trends Impacting the Ethanol Industry

  Today’s demand of more than 3.57 billion gallons per year is expected to grow to at least 4 billion gallons per year by the year 2012 under current law according to the National Corn Growers Association.  If the use of MTBE is phased out on a national level in the next few years and the RFG oxygenate requirement remains unchanged, the anticipated growth may yield a doubling of ethanol demand much sooner.

We will expect to benefit from federal ethanol supports and federal tax incentives.  Changes to these supports or incentives could significantly impact demand for our ethanol.

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

In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our profit margin and our ability to maintain positive cash flows.  During the 2005 calendar year and into the 2006 calendar year we expect that ethanol supply will exceed the current demand.

Application of Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Commodity Credit Corporation Bioenergy Program incentives include significant estimates. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:

Derivative Instruments

We enter into derivative instruments to hedge the variability of expected future cash flows related to forecasted corn and natural gas purchases.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on our January 31, 2005 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

At January 31, 2005, we had recorded an asset for our derivative instruments related to corn option and future positions of $329,376.  We have recorded a combined realized and unrealized loss for derivatives of $200,615 for the quarter ended January 31, 2005.  Since we have now transitioned from a development-stage company to a fully operational company, changes in the fair value of our derivative instruments not designated as cash flow hedges are recorded immediately in cost of goods sold.

Liquidity and Capital Resources

As of January 31, 2005, we had current assets of $7,587,693, including cash and cash equivalents of $1,928,717, and we had total assets of $58,600,674.  As of January 31, 2005, we had current liabilities of $32,753,734 and long term liabilities of $400,000.  Current liabilities include $28,694,143 of debt which will convert to a term note in March 2005.  Our members’ contributions, net of costs related to capital contributions, were $26,919,956.  The accumulated deficit from inception through January 31, 2005, was $1,473,016.  Total members’ equity as of January 31, 2005, was $25,446,940.

Short-Term and Long-Term Debt Sources

In January 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets. Although we anticipate converting the construction loan senior debt into a term loan, we have not yet done so.  Interest on the converted term loan will be a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.  As of January 31, 2005, the balance on the loan was $28,694,143.

On May 21, 2004 we entered into the First Amendment to the Credit Agreement dated January 16, 2004.  Under the First Amendment to the Credit Agreement, Section 2.08 of the Credit Agreement was amended to establish a $1,364,470 Letter of Credit Facility as a sub-credit facility of the Construction and Term Loan Note between the parties.  The Letter of Credit was security for our agreement with Interstate Power and Light Company for the construction of power supplies to the plant.  Subsequent to the date of this report, we received our first invoice from Interstate Power and Light Company and this Letter of Credit expired.

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

As of January 31, 2005, we have spent approximately $ 49,584,000 on construction costs.  The construction costs paid as of January 31, 2005 include approximately $43,314,300 paid to Fagen, Inc. under the Design/Build Agreement and a construction payable of approximately $2,834,000 to Fagen, Inc.

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

Bioenergy Program Payments

On August 18, 2004, we enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program.  Under the Bioenergy Program, the Commodity Credit Corporation reimburses eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million annually under the Program.   Because we are an eligible producer and expect to annually utilize 15 million bushels of corn in the production of ethanol, we expect to potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation awarded only $100 million annually for fiscal years 2005 and 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers.  Based upon the recent increase in national ethanol production, we will receive a pro rata reduction in aggregate payments to all eligible producers.  For the quarter ended January 31, 2005 we recorded $343,955 as other income from the Program, which includes an estimate of $243,750 for our January production.  This represents a 39% reduction from the maximum program payment for this quarter.  It is anticipated that we will not receive the maximum award of $7.5 million.  In addition, the Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the Program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3.  Controls and Procedures

Our management, including our President (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31,

2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)          The following exhibits are included herein:

10.1	Track Expansion Proposal Letter from Kelly-Hill Company to Golden Grain Energy dated January 28, 2005.
31.1	Certificate Pursuant to 17 CFR 240.15d-14(a)
31.2	Certificate Pursuant to 17 CFR 240.15d-14(a)
32.1	Certificate Pursuant to 18 U.S.C. § 1350
32.2	Certificate Pursuant to 18 U.S.C. § 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 17, 2005	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2005	/s/ Sandra M. Batt
Sandra M. Batt
Chief Financial Officer (Principal Financial and Accounting Officer)