Form 10QSB
period 2005-04-30
GOLDEN GRAIN ENERGY
filed 2005-06-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended April 30, 2005

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

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at June 14, 2005
Class A Membership Units	26,640,000
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                                                               ☐  Yes                                                              ☒  No

PART I.                            FINANCIAL INFORMATION

Item 1.           Financial Statements.

GOLDEN GRAIN ENERGY, LLC

Condensed Balance Sheet

ASSETS	April 30, 2005
(Unaudited)

Current Assets
Cash and equivalents	$5,043,648
Derivative instruments	454,569
Accounts receivable	2,198,757
CCC Bioenergy program receivable	2,106,183
Related party receivable	76,751
Inventory	1,210,510
Prepaid and other	433,966
Total current assets	11,524,384

Property and Equipment
Land and land improvements	873,666
Grain handling equipment	265,648
Office equipment	329,562
Plant and process equipment	49,705,417
51,174,293
Less accumulated depreciation	1,279,922
Net property and equipment	49,894,371

Other Assets
Debt issuance costs, net	492,404
Total other assets	492,404

Total Assets	$61,911,159

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Balance Sheet

LIABILITIES AND EQUITY	April 30, 2005
(Unaudited)

Current Liabilities
Current portion long-term debt	$2,130,713
Accounts payable	994,547
Accrued expenses	26,154
Accrued interest	161,906
Related party payable	256,253
Construction payable	17,915
Total current liabilities	3,587,488

Commitments and Contingencies

Long-term debt, net of current maturities	27,052,163

Members’ Equity
Member contributions	26,919,956
Retained earnings	4,351,552
Total members’ equity	31,271,508

Total Liabilities and Members’ Equity	$61,911,159

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Quarter Ended April 30, 2005	Quarter Ended April 30, 2004
	(Unaudited)	(Unaudited)

Revenues	$19,005,691	$—

Cost of Goods Sold	13,160,831	—

Gross Profit	5,844,860	—

Operating Expenses	1,433,308	114,435

Operating Income (Loss)	4,411,552	(114,435)

Other Income (Expense)
Interest income	20,366	7,146
Interest expense	(471,724)	—
Gain on sale of asset	1,940	—
CCC Bio-Energy income	1,862,434	—
Total	1,413,016	7,146

Net Income (Loss)	$5,824,568	$(107,289)

Net Income (Loss) Per Unit (27,560,000 weighted average units outstanding)	$0.21	$(0.00)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Six Months Ended April 30, 2005	Six Months Ended April 30, 2004
	(Unaudited)	(Unaudited)

Revenues	$26,342,322	$—

Cost of Goods Sold	18,881,139	—

Gross Profit	7,461,183	—

Operating Expenses	2,330,235	362,337

Operating Income (Loss)	5,130,948	(362,337)

Other Income (Expense)
Interest income	20,751	30,769
Interest expense	(715,035)	(2,304)
CCC Bioenergy income	2,206,389	—
Gain on sale of asset	1,940
Total	1,514,045	28,465

Net Income (Loss)	$6,644,993	$(333,872)

Net Income (Loss) Per Unit (27,560,000 and 19,363,100 weighted average units outstanding, respectively)	$0.24	$(0.02)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Cash Flows

	Six Months Ended April 30, 2005	Six Months Ended April 30, 2004
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	6,644,993	$(333,872)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	1,285,943	1,540
Realized and unrealized loss on derivative instruments	29,422	—
Realized gain on sale of asset	(1,940)
Change in assets and liabilities
Interest receivable	—	(1,661)
Derivative instruments	(374,000)	—
Accounts receivable	(4,371,691)	—
Inventory	(1,210,510)	—
Prepaid and other	(416,206)	(8,805)
Accounts payable	883,310	(29,149)
Accrued expenses	70,203	(615)
Net cash provided by (used in) operating activities	2,539,524	(372,562)

Cash Flows from Investing Activities
Proceeds from sale of asset	5,000	—
Capital expenditures	(4,798,561)	(1,138,073)
Payments for construction in process	—	(15,690,261)
Net cash used in investing activities	(4,793,561)	(16,828,334)

Cash Flows from Financing Activities
Capital expenditure grant received	—	300,000
Payments for short term debt	—	(60,000)
Payments for long term debt	(169,892)	—
Proceeds from long term debt	10,429,189	—
Payments for construction retainage payable	(4,484,505)	—
Payments for debt issuance costs	(26,174)	(428,483)
Member contributions	—	26,640,000
Costs related to capital contributions	—	(3,600)
Net cash provided by in financing activities	5,748,618	26,447,917

Net Increase in Cash and Equivalents	3,494,581	9,247,021

Cash and Equivalents – Beginning of Period	1,549,067	1,223

Cash and Equivalents – End of Period	$5,043,648	$9,248,244

- Continued -

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Six Months Ended April 30, 2005	Six Months Ended April 30, 2004
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid	$587,158	$—

Interest capitalized	$125,126	$—

Supplemental Disclosure of Noncash Investing and Financing Activities

Conversion of construction loan	$28,952,768	$—

Construction costs in accounts payable	$—	$6,065,937

Debt issuance costs in accounts payable	$—	$2,300

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements (Unaudited)

April 30, 2005

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

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 40 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distillers grains with solubles in the continental United States.

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

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the April 30, 2005 balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.  During the six months ended April 30, 2005, the Company had recorded a combined realized and unrealized loss for derivatives of $29,422.  These losses are recorded in cost of goods sold.  There was neither realized nor unrealized gain nor loss during the six months ended April 30, 2004.

Commodity Credit Corporation Bioenergy Program

On August 18, 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  For the six months ended April 30, 2005 the Company recorded $2,206,389 as other income from the CCC.  On May 20, 2005, the Company received approximately $1.52 million from the CCC Bioenergy Program. The Company was not eligible for Bioenergy Program payments prior to commencement of production in December 2004.

2.  INVENTORY

Inventory consists of the following:

April 30, 2005

Raw materials	$453,063
Work in process	341,881
Finished goods	415,566

Totals	$1,210,510

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

On February 14, 2005 the Company converted the construction loan to a ten year term loan.  The amount converted was $28,952,768 rather than the anticipated $32,000,000. The term agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.  Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for calendar year 2005 and $1,250,000 additional, for each year thereafter, not to exceed a total of $6,500,000. As of April 30, 2005 the term loan balance was $28,782,876 and the current interest rate was 6.75%.  On May 23, 2005 the Company deposited $2,750,000 into a restricted account with the bank for calendar year 2005.

4.  LONG-TERM DEBT

Long-term debt consists of the following:

April 30, 2005

Term loan (Note 3)	$28,782,876

Note payable to subordinated creditor Iowa Department of Economic Development, due in sixty monthly installments beginning January 2006 of $1,667 without interest, payable in full in December 2010.	300,000

Note payable to subordinated creditor Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol by December 2007, otherwise due with interest at 8.5% over five years	100,000

29,182,876
Less amounts due within one year	2,130,713

Totals	$27,052,163

The estimated maturities of long-term debt at April 30, 2005 are as follows:

2005	$2,130,713
2006	2,297,632
2007	2,456,219
2008	2,645,848
2009	2,827,288
Thereafter	16,825,176

Total long-term debt	29,182,876

5.  RELATED PARTY TRANSACTIONS

In October 2003, the Company’s contractor subscribed for 2,000,000 of the Class A units for a total of $2,000,000.  As of April 30, 2005, the Company has incurred approximately $45,716,000 and has approximately $256,253 in accounts payable to this contractor for construction of the ethanol plant.  On February 10, 2005 Fagen, Inc. was paid an early completion bonus of $222,000.  In addition the contractor is indebted to the Company for reimbursement of expenses in the amount of $76,751.

6.  COMMITMENTS AND CONTINGENCIES

Natural Gas and Corn Contracts

At April 30, 2005, the Company has forward contracts to purchase approximately 90,000 million British thermal units (MMBTU) of natural gas during the months of June, July and August 2005 at approximately $6.50 per MMBTU.  The Company does not have any other forward contracts for natural gas at this time.

At April 30, 2005 the Company has forward contracts to purchase approximately 9,504,000 bushels of corn at various dates through July 2006.  The price of those contracts ranges between $1.94 and $2.32 per bushel.

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

Item 2.           Management’s Discussion and Analysis and Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

•                  Changes in the availability and price of corn;

•                  Changes in the environmental regulations that apply to our plant operations;

•                  Increased competition in the ethanol and oil industries;

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

•                  Changes in the availability and price of natural gas and the market for distillers grains;

•                  Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives); and

•                  Changes and advances in ethanol production technology.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant near Mason City in north central Iowa.   Since December 2004, we have been engaged in the production of ethanol and distillers grains. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  We expect to fund our operations during the next 12 months using cash flow from continuing operations and our lines of credit.

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

Since we only recently became operational, we do not yet have comparable income, production and sales data for the six months ended April 30, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of the first six months of 2004 and the first six months of 2005, it is important that you keep this in mind.

Results of Operations

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the quarter ended April 30, 2005:

	April 30, 2005
	Amount	%
Revenues	$19,005,691	100.0
Cost of Goods Sold	13,160,831	69.3
Gross Profit	5,844,860	30.7

Operating Expenses	1,433,308	7.5

Operating Income (Loss)	4,411,552	23.2

Other Income (Expense)	1,413,016	7.4

Net Income (Loss)	5,824,568	30.6

Plan of Operation for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  We will continue to focus our attention on three main areas: (i) maximizing our plant’s operational efficiency to operate as competitively as possible; (ii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible; and (iii) continuing to explore whether a future plant expansion is feasible and in our best interests.

Plant Construction and Operations

On December 13, 2004, we substantially completed construction of our ethanol plant and commenced start-up operations.  As of January 10, 2005, the plant passed performance testing and became fully operational. Due to its early completion of our plant, Fagen, Inc., our principal contractor, was entitled to and was paid under the terms of the Design/Build Agreement an early completion bonus of $222,000.

We are subject to ongoing environmental regulations and testing.  We were required to have the plant’s emissions standards tested by conducting a Relative Accuracy Test Audit (RATA) within six months of our start-up production.  We will complete the RATA testing in June 2005.  We completed and passed all associated compliance testing in May 2005.  We must now conduct a RATA on an annual basis and disclose the level of emissions to the Iowa Department of Natural Resources on a quarterly basis.

Operating Budget and Financing of Plant Operations

As of April 30, 2005, we have spent approximately $50,579,083 on construction costs.  The construction costs paid as of April 30, 2005 include approximately $45,716,000 paid to Fagen, Inc. under the Design/Build Agreement and a construction payable retainage of approximately $250,000 to Fagen, Inc.  Since we have transitioned from a development-stage company to an operational company, our outgoing cash flows will be directed towards funding plant operations and paying off debt.

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs.  The following is our estimate of operating costs and expenditures for the next 12 months:

Operating Costs:
Corn Costs	$37,564,680
General and administrative costs	6,900,000
Natural Gas Costs	9,060,000
Chemical Costs	5,340,000
Other Production Costs	3,000,000

Total operating costs	$61,864,680

Our board of directors instructed the Company’s management team to research the feasibility of expanding the plant to increase our production of ethanol and distillers grains.  In response to this directive from our board, we have obtained and reviewed a market study which addresses the impact of an expansion on corn origination and basis.  The study shows there is sufficient corn in our area to support an expansion with average corn production.  However, an expansion of any size would present additional challenges and risks and would increase our costs in all of the categories listed above.  An expansion would also require significant expenditures for the expansion project itself.  We continue to explore potential funding sources to finance the expansion, as well as transportation, and other operational concerns related to expansion.  The board has approved expenditures for an application of a Title V emissions permit.  Obtaining this permit would allow us to expand the plant to produce more than 80 million gallons of ethanol annually.  This permit could take up to six months to process.  There are no assurances that the permit will be obtained or that we will expand even if the permit is granted.

Joint Venture

We have entered into a joint venture with a group of ethanol producers and a crude corn oil extraction technology firm to explore the feasibility of extracting crude corn oil from within the evaporation area of a dry mill ethanol facility.  Extracting the oil could potentially provide us with a new revenue stream and improve the flow ability of our distillers dry grains.  We can make no assurances, however, that the joint venture will be successful or, if it is successful, that there will be a market for the corn oil or that we will be able to sell it at a favorable price.

Employees

We currently have 32 full-time employees and do not expect a significant change in this number over the next twelve months. In the event we expand the plant, we anticipate that we will need an additional 6 full-time employees.

Corn Supplies and Market Trends

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and Iowa production at approximately 2.4 billion bushels.  The 2004 corn supply was expected to outpace demand by approximately 2 billion bushels.  This resulted in lower corn prices as reflected in our cost of goods sold.  The USDA is projecting the 2005 corn crop to be 10.7 billion bushels.  A crop at this level may provide an ample supply of corn; however, variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season continues.  Any increase in the price of corn would have a negative impact on our cost of goods sold.

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

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold.  For example, it is likely and we would generally expect that a positive 10% increase in the cash price of corn would produce a positive increase of approximately 10% in the fair value of our derivative instruments and vice versa.  The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of January 31, 2005 and April 30, 2005, the fair values of our derivative instruments relating to corn are reflected as assets in the amounts of $329,376 and $454,569 respectively. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

As of April 30, 2005, we have forward corn purchase contracts for the purchase of approximately 9,504,000 bushels of corn at various dates through July 2006.  The corn price of those contracts ranges between $1.94 and $2.32 per bushel.  We have price protection in place for approximately 56% of our corn needs through July 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into the summer months, additional price protection may be required to solidify our margins for fiscal year 2005.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of April 30, 2005, we have forward contracts to purchase approximately 90,000 million British thermal units (MMBTU) of natural gas during the months of June, July and August, 2005 at an average price of $6.50 per MMBTU.  We currently do not have forward contracts to purchase natural gas beyond August 2005.  Additional price protection for fiscal year 2005 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production.  We intend to continue to secure natural gas contracts as the market trends lower.

Trends Impacting the Ethanol Industry

While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.  The total production of ethanol is at an all time high.  According to the Renewable Fuels Association (RFA), U.S. petroleum companies utilized 3.53 billion gallons of ethanol in 2004.  Currently, 83 ethanol plants are operational and an additional 15 ethanol plants are under construction.  The ethanol industry is expected to produce 4 billion gallons of ethanol by the end of 2005 according to the RFA.  The recent downward price trend in ethanol may be a reflection of excess supply in the market.  A greater supply of ethanol on the market from other plants could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our revenues and our overall financial performance.

If legislation is passed requiring the use of renewable fuels, however, the demand for ethanol may increase.  On May 26, 2005, the Senate Energy and Natural Resources Committee gave final approval to its comprehensive energy legislation that includes a renewable fuels standard (RFS) of 4 billion gallons of renewable fuels in 2006 increasing to 8 billion gallons by 2012.  The bill is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  In addition, the bill eliminates the reformulated gasoline (“RFG”) oxygenate standard, enhances RFG air quality requirements and improves the credit and waiver provisions of the RFS package.  There is no assurance or guarantee that Congress will pass RFS legislation or that any RFS legislation approved by Congress will contain provisions sufficiently favorable to the ethanol industry to increase demand.

At the state level, Minnesota recently passed legislation that will double the amount of ethanol used in gasoline throughout the state of Minnesota. Currently, Minnesota law requires all gasoline sold within the state of Minnesota to include 10 percent ethanol. Under the new legislation, all gasoline sold within the state of Minnesota would have to include 20 percent ethanol by 2013. However, the new ethanol mandate will not take effect if ethanol has already replaced 20 percent of the state of Minnesota’s motor vehicle fuel by 2010.

Demand for ethanol may also increase as a result of increased consumption of E85 fuel.  E85 fuel is a blend of 70% to 85% ethanol and gasoline.  According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025.  E85 is used as an aviation fuel and as a hydrogen source for fuel cells.  In the U.S., there are currently about 3 million flexible fuel vehicles capable of operating on E85 and 400 retail stations supplying it.  Automakers have indicated plans to produce an estimated 2 million more flexible fuel vehicles per year.

Ethanol production continues to grow as additional plants become operational. Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. The EPA received petitions from California, New York, Connecticut and Louisiana to waive the oxygen content requirement for RFG.  The EPA recently rejected the petitions made by California, New York and Connecticut.  The EPA also received petitions from Georgia and Louisiana to waive the entire RFG program.  The EPA reviewed and denied Georgia and Louisiana’s requests and was sued.  The Georgia case is in litigation and a decision on remand for Louisiana is pending with the EPA.  In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may adversely affect our revenues, profit margin and ability to maintain positive cash flows.

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

Commodity Credit Corporation Bioenergy Program

Commodity Credit Bioenergy Program incentives include significant estimates.  Actual results could differ from those estimates.

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the April 30, 2005 balance sheet at their fair market value.  Currently, none of our derivative instruments is classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

We have recorded a combined realized and unrealized loss for derivatives of $29,422 for the six months ended April 30, 2005.  Since we have now transitioned from a development-stage company to a fully operational company, we now record changes in the fair value of our derivative instruments not designated as cash flow hedges in cost of goods sold.

Liquidity and Capital Resources

As of April 30, 2005, we had current assets of $11,524,384 including cash and cash equivalents of $5,043,648, and we had total assets of $61,911,159.  As of April 30, 2005, we had current liabilities of $3,587,488 and long term liabilities of $27,052,163.  We converted our construction loan to a term loan on February 14, 2005.  The loan balance when converted was $28,952,768; this is $3,047,232 less than originally anticipated due to our completion of the project under budget.  Our members’ contributions, net of costs related to capital contributions, were $26,919,956.  The accumulated earnings from inception through April 30, 2005, was $4,351,552.  Total members’ equity as of April 30, 2005, was $31,271,508.

Short-Term and Long-Term Debt Sources

In January 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets. We converted the construction loan into a term loan on February 14, 2005.  Interest on the converted term loan is a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.  As of April 30, 2005, the balance on the loan was $28,782,876 with an interest rate of 6.75%.   As interest rates increase, we will incur higher interest payments, which could adversely affect our business.

The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, we must deposit into a restricted bank account each quarter an amount equal to 25% of our free cash flow, as defined in our loan agreements.  These deposits are capped at $2,750,000 for the 2005 calendar year and at $1,250,000 for each following year.  The total of these deposits will not exceed $6,500,000.  As of May 23, 2005, we had deposited $2,750,000 into a restricted account thus fulfilling the bank obligation for calendar year 2005.  As of April 30, 2005, we are in compliance with the financial ratio covenants set forth by the bank.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”).  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon.  We are allowed to defer principal payments on the $300,000 zero percent interest loan until January 2006.  The loan is subordinate to our term loan and line of credit and is secured by our business assets including accounts receivable and inventory.  We received funding for these loans in October 2004.

Beginning in October 2006, we expect to receive semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County.  These grants are expected to total approximately $1,000,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed user fee for the water utilities used by the plant and payment of a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

The Iowa Department of Economic Development approved us for participation in the New Jobs and Income Program.  Under the Program, we are eligible for the following benefits provided we continue to meet certain Program requirements:

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

In order to receive these benefits, we must create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years.  We must pay at least 80% of the cost of a standard medical and dental insurance plan and annually invest at least 1% of our pre-tax profits in a working training and skills enhancement program.  We must also implement and maintain a worker productivity and safety improvement program.  We have until November 20, 2007 to satisfy these requirements.  If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received.

Bioenergy Program Payments

On August 18, 2004, we enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program.  Under the Bioenergy Program, the Commodity Credit Corporation reimburses eligible ethanol producers of less than 65 million gallons of bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol.  No eligible producer may receive more than $7.5 million annually under the Program.   Because we are an eligible producer and expect to annually utilize 15 million bushels of corn in the production of ethanol, we expect to potentially receive the maximum award of $7.5 million.  However, the Commodity Credit Corporation awarded only $100 million annually for fiscal years 2005 and 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers.  Based upon the recent increase in national ethanol production, we will receive a pro rata reduction in aggregate payments to all eligible producers.  On February 16, 2005 we received our first Bioenergy Program Payment in the amount of $100,205, which was approximately a 60% reduction.  On May 20, 2005 we received our second Bioenergy Program Payment in the amount of $1,522,978, which was approximately a 50% reduction.  It is anticipated that we will not receive the maximum award of $7.5 million.  In addition, the Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the Program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3.           Controls and Procedures

Our management, including our President (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual members meeting on February 24, 2005 for the purpose of electing two directors to our board of directors. We had four nominees for the two vacant positions.  Votes were solicited in person and by proxy.

Election of Directors

The following persons were nominated and the two nominees receiving the greatest number of votes were elected to serve on our board of directors until the 2008 annual members meeting and until their successors are duly elected and qualified:

Votes For
Jerry Calease (incumbent)	6,671,000
Marion Cagley (incumbent)	6,138,000
Steve Sukup (challenger)	5,934,000
Steven Brau (challenger)	1,629,000

Incumbents Jerry Calease and Marion Cagley were reelected to the Board of Directors for three year terms.  The other directors whose terms of office continued after the meeting are Jim Boeding, Steve Core, Steve Eastman,

Leslie Hansen, Stan Laures, Duane Lynch, Ron Pumphrey, Bernard Retterath, Chris Schwarck, Matt Sederstrom, and Dave Sovereign.  There were no abstentions or broker nonvotes.

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)                                  The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 13, 2005	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2005	/s/ Sandra M. Batt
Sandra M. Batt
Chief Financial Officer
(Principal Financial and Accounting Officer)