Form 10QSB
period 2005-07-31
GOLDEN GRAIN ENERGY
filed 2005-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                   ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at September 12, 2005
Class A Membership Units	26,640,000
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                      ☐  Yes                    ☒  No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

GOLDEN GRAIN ENERGY, LLC

Condensed Balance Sheet

July 31, 2005
(Unaudited)

ASSETS
Current Assets
Cash and equivalents	$5,813,613
Restricted cash	2,764,459
Derivative instruments	1,419,826
Accounts receivable	3,183,529
CCC Bioenergy program receivable	1,801,325
Other receivables	327,481
Inventory	1,262,048
Prepaid and other	701,365
Total current assets	17,273,646

Property and Equipment
Land and land improvements	880,781
Grain handling equipment	382,290
Office equipment	299,462
Plant and process equipment	50,314,504
51,877,037
Less accumulated depreciation	2,108,228
Net property and equipment	49,768,809

Other Assets
Debt issuance costs, net	472,955
Total other assets	472,955

Total Assets	$67,515,410

Notes to Financial Statements are an integral part of this Statement.

July 31, 2005
(Unaudited)

LIABILITIES AND EQUITY
Current Liabilities
Current portion long-term debt	$2,150,326
Accounts payable	564,088
Accrued expenses	152,165
Accrued interest	170,406
Related party payable	406,839
Total current liabilities	3,443,824

Commitments and Contingencies

Long-term debt, net of current maturities	26,519,728

Members’ Equity
Member contributions	26,919,956
Retained earnings	10,631,902
Total members’ equity	37,551,858

Total Liabilities and Members’ Equity	$67,515,410

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Quarter Ended July 31, 2005	Quarter Ended July 31, 2004
	(Unaudited)	(Unaudited)

Revenues	$19,870,429	$—

Cost of Goods Sold	13,214,958	—

Gross Profit	6,655,471	—

Operating Expenses	1,420,325	104,895

Operating Income (Loss)	5,235,146	(104,895)

Other Income (Expense)
Grant income	132,894	—
Interest income	44,824	1,171
Interest expense	(497,552)	—
CCC Bio-Energy income	1,218,119	—
Unrealized loss on derivative instruments	—	(1,236,817)
Miscellaneous income	146,918	—
Total	1,045,203	(1,235,646)

Net Income (Loss)	$6,280,349	$(1,340,541)

Net Income (Loss) Per Unit (27,560,000 weighted average units outstanding)	$0.23	$(0.05)

Notes to Financial Statements are an integral part of this Statement.

	Nine Months Ended July 31, 2005	Nine Months Ended July 31, 2004
	(Unaudited)	(Unaudited)

Revenues	$46,212,751	$—

Cost of Goods Sold	32,096,097	—

Gross Profit	14,116,654	—

Operating Expenses	3,750,560	467,232

Operating Income (Loss)	10,366,094	(467,232)

Other Income (Expense)
Grant income	132,894
Interest income	65,576	31,940
Interest expense	(1,212,587)	(2,304)
CCC Bioenergy income	3,424,508	—
Gain on sale of asset	1,940	—
Unrealized loss on derivative instruments	—	(1,236,817)
Miscellaneous income	146,918	—

Total	2,559,249	(1,207,181)

Net Income (Loss)	$12,925,343	$(1,674,413)

Net Income (Loss) Per Unit (27,560,000 and 22,115,300 weighted average units outstanding, respectively)	$0.47	$(0.08)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Cash Flows

	Nine Months Ended July 31, 2005	Nine Months Ended July 31, 2004
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	12,925,343	$(1,674,413)
Adjustments to reconcile net loss to net cash from operations:
Depreciation and amortization	2,133,697	2,537
Realized and unrealized (gain) loss on derivative instruments	(1,173,432)	1,236,817
Realized gain on sale of asset	(1,940)
Change in assets and liabilities
Derivative instruments	(136,403)	(1,432,117)
Accounts receivable	(5,302,335)	—
Inventory	(1,262,048)	—
Prepaid and other	(683,605)	(4,168)
Accounts payable	609,690	(25,576)
Accrued expenses	204,714	6,129
Net cash provided by (used in) operating activities	7,313,681	(1,890,791)

Cash Flows from Investing Activities
Proceeds from sale of asset	5,000	—
Capital expenditures	(5,501,305)	(1,165,986)
Payments for construction in process	—	(28,844,781)
Net cash used in investing activities	(5,496,305)	(30,010,767)

Cash Flows from Financing Activities
Capital expenditure grant received	—	300,000
Payments for restricted cash	(2,764,459)
Payments for short term debt	—	(60,000)
Payments for long term debt	(682,714)	(454,596)
Proceeds from long term debt	10,411,274	5,875,542
Payments for construction retainage payable	(4,490,758)	—
Payments for debt issuance costs	(26,173)	—
Member contributions	—	26,640,000
Costs related to capital contributions	—	(3,600)
Net cash provided by financing activities	2,447,170	32,297,346

Net Increase in Cash and Equivalents	4,264,546	395,788

Cash and Equivalents – Beginning of Period	1,549,067	1,223

Cash and Equivalents – End of Period	$5,813,613	$397,011

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

	Nine Months Ended July 31, 2005	Nine Months Ended July 31, 2004
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid	$1,127,252	$—

Interest capitalized	$125,126	$49,558

Supplemental Disclosure of Noncash Investing and Financing Activities

Conversion of construction loan	$28,952,768	$—

Construction costs in accounts payable	$—	$8,794,802

Debt issuance costs in accounts payable	$—	$2,300

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements (Unaudited)

July 31, 2005

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

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 40 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles in the continental United States.

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

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company does not typically enter into derivative instruments other than for hedging purposes.  All derivative contracts are recognized on the July 31, 2005 balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.  During the nine months ended July 31, 2005, the Company had recorded a combined realized and unrealized gain for derivatives of $1,173,431.  These gains are recorded in cost of goods sold.  There was an unrealized loss during the nine months ended July 31, 2004 of $1,236,817.  This loss is recorded in other income and expense.

Commodity Credit Corporation Bioenergy Program

On August 18, 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  For the nine months ended July 31, 2005 the Company recorded $3,424,508 as other income from the CCC.  As of September 9, 2005 the Company has received $3,001,630 from the CCC Bioenergy Program.  The Company was not eligible for Bioenergy Program payments prior to commencement of production in December 2004.

2.  INVENTORY

Inventory consists of the following:

July 31, 2005

Raw materials	$454,325
Work in process	348,786
Finished goods	458,937

Totals	$1,262,048

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

On February 14, 2005 the Company converted the construction loan to a ten year term loan.  The amount converted was $28,952,768 rather than the anticipated $32,000,000. The term agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.  Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for calendar year 2005 and $1,250,000 additional, for each year thereafter, not to exceed a total of $6,500,000. Borrowings from the lender are secured by substantially all of the assets of the Company.  The Company has other restrictive covenants which require minimum ratios and restrict distributions during the twelve months following construction completion.  Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1.

 As of July 31, 2005 the term loan balance was $28,270,054 and the current interest rate was 7.0%.   On August 10, 2005 the Company was notified of an interest rate change to 7.25% effective August 9, 2005.  On May 23, 2005 the Company deposited $2,750,000 into a restricted account with the bank for calendar year 2005.

 4.  LONG-TERM DEBT

Long-term debt consists of the following:

July 31, 2005

Term loan (Note 3)	$28,270,054

Note payable to subordinated creditor Iowa Department of Economic Development, due in sixty monthly installments beginning January 2006 of $1,667 without interest, payable in full in December 2010.	300,000

Note payable to subordinated creditor Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol by December 2007, otherwise due with interest at 8.5% over five years	100,000

28,670,054
Less amounts due within one year	2,150,326

Totals	$26,519,728

The estimated maturities of long-term debt at July 31, 2005 are as follows:

2006	$2,150,326
2007	2,313,263
2008	2,479,043
2009	2,656,807
2010	2,847,422
Thereafter	16,223,193

Total long-term debt	28,670,054

 5.  RELATED PARTY TRANSACTIONS

In October 2003, the Company’s contractor subscribed for 2,000,000 of the Class A units for a total of $2,000,000.  As of July 31, 2005, the Company has approximately $250,000 in retainage payable to this contractor for construction of the ethanol plant.

One of the members of the Company’s Board of Directors is the general manager of an elevator from which corn and miscellaneous materials are purchased.  The Company also purchases corn and miscellaneous materials from the owner of an elevator who is also a member of the Company’s Board of Directors.  Purchases from these two companies totaled $6,130,290 for the third quarter ending July 31, 2005 and $10,175,135 year to date.  As of July 31, 2005 the Company has $156,839 in accounts payable to these elevators.

The Company purchases employee health benefits from an insurance agent who is a member of the Board of Directors.  Purchases totaled $43,067 for the third quarter ending July 31, 2005 and $135,761 year to date.  As of July 31, 2005 the Company has $14,891 in prepaid expenses to the insurance company this board member represents.

 6.  COMMITMENTS AND CONTINGENCIES

Natural Gas and Corn Contracts

At July 31, 2005, the Company has forward contracts to purchase approximately 430,318 million British thermal units (MMBTU) of natural gas during August 2005 through March 2006.  Contract price has a basis level established vs. NYMEX futures.  The Company does not have any other forward contracts for natural gas at this time.

At July 31, 2005 the Company has forward contracts to purchase approximately 15,337,000 bushels of corn of which 11,841,000 bushels are contracted with related parties (see note 5).  Forward contracts are purchased at various dates through September 2006.  The price of those contracts ranges between $1.89 and $2.37 per bushel.

At July 31, 2005 the Company had purchase commitments for denaturant deliveries of 189,000 gallons per month through December 31, 2005.  The value of this commitment is approximately $1,110,000.  On July 5, 2005 the Company entered into a purchase commitment for additional denaturant deliveries for an estimated 3,000,000 gallons from January 2006 through December 2006.  The value of this commitment is approximately $4,623,000.

Rail Expansion

On February 21, 2005, the Company accepted a proposal from an unrelated party for the expansion of the rail facility.  The proposal calls for installing two reconditioned turnouts to the existing rail track and constructing approximately 4,025 feet of new track and two additional turnouts.  The cost of the project will be approximately $462,000.  Costs of the project through July 31, 2005 are $282,120.  The project is expected to be completed by October 2005.

Corn Dryer Optimization

On July 19, 2005 the Company entered into an agreement with an unrelated party to provide efficiency optimization for the DDG drying system.  The project scope includes optimization enhancements to provide advanced process controls for the dryers, evaporators and the thermal oxidizer.  The project began August 22, 2005 and is projected to be completed by December 2005.  The cost of the project will be approximately $225,000.

7.              SUBSEQUENT EVENT

Plant Expansion

On August 22, 2005 the Company’s Board of Directors approved plans to proceed with an expansion of the current plant to add approximately another 40 million gallons per year of ethanol production capacity.  The expansion is expected to cost approximately $45,000,000.  The Company is presently exploring financing options which may include a combination of cash on hand, bank financing and additional investor equity.  Before the Company can raise additional equity, the consent of the holders of a majority of the outstanding membership must be given.

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

•                  Changes and advances in ethanol production technology; and

•                  Competition from alternative fuel additives.

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

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

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

Since we only recently became operational, we do not yet have comparable income, production and sales data for the nine months ended July 31, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of the first nine months of 2004 and the first nine months of 2005, it is important that you keep this in mind.

Results of Operations

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal quarter ended July 31, 2005:

	July 31, 2005
	Amount	%
Revenues	$19,870,429	100.0
Cost of Goods Sold	13,214,958	66.5
Gross Profit	6,655,471	33.5

Operating Expenses	1,420,325	7.1

Operating Income	5,235,146	26.4

Other Income	1,045,203	5.2

Net Income	6,280,349	31.6

Plan of Operation for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  We will continue to focus our attention on three main areas: (i) maximizing our plant’s operational efficiency to operate as competitively as possible; (ii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible; and (iii) pursuing expansion of our current plant to add additional production capacity of approximately 40 million gallons of ethanol per year.

Plant Operations

Our plant passed performance testing and became fully operational on December 13, 2005.  Since that date, our plant has consistently exceeded its nameplate production capacity of 40 million gallons of ethanol per year, as measured on a pro rata basis.   While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.

We are subject to ongoing environmental regulations and testing.  We were required to have the plant’s emissions standards tested by conducting a Relative Accuracy Test Audit (RATA) within six months of our start-up production.  We successfully completed the RATA testing in June 2005.  We completed and passed all associated compliance testing in May 2005.  We must now conduct a RATA on an annual basis and disclose the level of emissions to the Iowa Department of Natural Resources on a quarterly basis.

We are in the process of expanding our rail facility by installing two reconditioned turnouts to our existing rail track and constructing approximately 4,025 feet of new track and two additional turnouts.  We expect the total cost of the rail expansion to be approximately $462,000.  The anticipated completion date is October 2005.  We anticipate the additional rail capacity to benefit our operations by allowing us to ship more of our products using shuttle trains, which are generally more cost-efficient.

We are in the process of installing optimization enhancements to provide advanced process controls for our dryers, evaporators and the thermal oxidizer.  The purpose of these enhancements is to provide greater efficiency in the drying of our distillers grains, which we anticipate will reduce our energy costs and potentially increase yield of our dried distillers grains.  The optimization enhancements are designed to reduce moisture variability and achieve more control over emissions.  We began installation of the optimization enhancements in August and we expect the process to be complete by December 2005.

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

Operating Costs:
Corn Costs	$40,867,000
General and administrative costs	7,064,000
Natural Gas Costs	10,069,000
Chemical Costs	6,170,900
Other Production Costs	4,014,000

Total operating costs	$68,184,900

Plant Expansion

Subsequent to the quarter ended July 31, 2005, our board of directors approved plans to proceed with an expansion of our current plant to add approximately another 40 million gallons per year of ethanol production capacity.  Our management team is exploring the financing alternatives that may be available to fund a plant expansion.  We are also researching the various transportation and other operational concerns relating to expansion.  In order to expand the plant to add another 40 million gallons per year of production capacity, we must obtain a Title V emissions permit.  We started the Title V permit application process on August 22, 2005.  We expect the permit to take up to six months to process.   There are no assurances that the permit will be obtained.  We must receive the Title V permit prior to beginning construction of the expansion.  We expect to engage Fagen, Inc., to construct the expansion.  Fagen, Inc., designed and built our current plant.

We expect expansion of our plant will require us to raise additional equity and incur additional debt.  We currently estimate the cost of the expansion to be approximately $45,000,000.  This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  The total amount of equity and debt financing necessary to fund the plant expansion will also depend on the amount of grants and government incentives we are able to secure.  We intend to use a portion of our cash on hand to help finance the expansion.  Our loan covenants may restrict the amount of cash we can use for this purpose.

Before we raise additional equity, we must obtain consent from the holders of a majority of our outstanding membership units.  We plan to hold a members’ meeting in fall 2005 to request consent for the issuance of additional equity to help fund the plant expansion.  We will also need to secure additional debt financing to complete capitalization of the plant expansion.  We expect the plant expansion to present additional challenges and risks, which could increase our operating costs and reduce our overall profitability.

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

Employees

We currently have 32 full-time employees and do not expect a significant change in this number over the next twelve months. In the event we expand the plant, we anticipate that we will need an additional 6 to 8 full-time employees.

Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Cost of Goods Sold

The 2004 corn crop was the largest corn crop on record with national production at approximately 11.8 billion bushels and Iowa production at approximately 2.4 billion bushels.  This resulted in lower corn prices as reflected in our cost of goods sold.  The USDA is projecting the 2005 corn crop to be 10.3 billion bushels, which is a 12% decrease from last year’s corn crop.  A crop at this level is anticipated to provide an ample supply of corn, however, an expected increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices.  Any increase in the price of corn would have a negative impact on our cost of goods sold.

Natural gas is also an important input to our manufacturing process.  We estimate that our natural gas usage is approximately 125,000 million British thermal units (“MMBTU”) per month.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods and transported greater distances, so that we can market them to broader livestock markets, including poultry and swine markets in the continental United States.  Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production.  In late August 2005, Hurricane Katrina caused dramatic damage to areas of Louisiana, which is the location of one of the largest natural gas hubs in the United States.  Natural gas prices rose from approximately $9.80/mmbtu to approximately $12.30/mmbtu as a result of the hurricane.  There is still considerable uncertainty as to the extent of infrastructure damage and the ultimate amount of lost production from Hurricane Katrina.  Therefore, we are uncertain as to how Hurricane Katrina will impact long term natural gas prices. We expect natural gas prices to remain high or increase given the unpredictable market situation.  This will increase our gas costs substantially, which will adversely impact our cost of goods sold.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of July 31, 2005, the fair values of our derivative instruments relating to corn are reflected as assets in the amounts of $1,419,826. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

As of July 31, 2005, we have forward corn purchase contracts for the purchase of approximately 15,337,000 bushels of corn at various dates through September 2006.  The corn price of those contracts ranges between $1.89 and $2.37 per bushel.  We have price protection in place for approximately 73% of our corn needs through September 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into the fall harvest months, additional price protection may be required to solidify our margins for fiscal year 2006.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of July 31, 2005, we have forward contracts to purchase approximately 430,318 million British thermal units (MMBTU) of natural gas through March 2006.  The contract price has a basis level established vs. NYMEX futures.  We currently do not have forward contracts to purchase natural gas beyond March 2006.  Additional price protection for fiscal year 2006 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Trends and Uncertainties Impacting the Ethanol Industry and Our Revenues

Our revenues consist of sales of ethanol and distillers grains.  Ethanol sales constitute the bulk of our revenues.  Last quarter, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices.  It is uncertain whether the upward trend of ethanol market prices will be sustainable for any significant period of time.  Based upon the number of new ethanol plants scheduled to begin production and the expansion of current plants, it is possible that market prices may stabilize or begin to trend downward.  However, increasing ethanol demand may balance the increase in supply.  Areas where ethanol demand may increase are new markets in Atlanta, Nashville, Baton Rouge and Houston.  Minnesota may also generate additional demand due to recent legislation mandating a 20% ethanol blend in its gasoline.

On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005.  The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  Most notably, the Act created a 7.5 billion gallon renewable fuels standard (RFS).  The RFS will begin at 4 billion gallons in 2006, increasing to 7.5 billion gallons by 2012.  The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state.  According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

The Act also expands who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  The credit is effective for taxable years ending after the date of enactment through 2008.  Since we expect to now qualify as a small ethanol producer under the Act, we will be eligible for this tax credit this taxable year.

The Energy Policy Act of 2005 did not impose a national ban on MTBE, which is a commonly used oxygenate and a major competitor of ethanol.  Several states have recently banned the use of MTBE because of concerns over its potentially harmful impact on groundwater supplies.  Ethanol is the most readily available substitute for MTBE in markets in which reformulated gasoline may be required.  However, other MTBE replacements may capture a portion or all of these potential markets.  The Act did not provide any liability limits for MTBE producers or refiners, which may cause its use to decline.  If that happens, the demand for ethanol may increase by a greater margin and it may occur sooner than anticipated.  There is no assurance that these new markets will be open to ethanol or that any increased demand will directly benefit our plant.

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

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are currently 88 ethanol plants nationwide that have the capacity to annually produce 3.9 billion gallons.  In addition, there are 16 ethanol plants and two major expansions under construction constituting another 1.0 billion gallons of annual capacity.  A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol.  This would have a negative impact on our revenues.

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

Commodity Credit Corporation Bioenergy Program

Commodity Credit Bioenergy Program incentives include significant estimates.  Actual results could differ from those estimates.  On August 18, 2004, we enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables us to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  Our new production is eligible and is considered increased production. Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any fiscal year exceed the maximum annual funding of the program.  For the nine months ended July 31, 2005 we recorded $3,424,508 as other income from the CCC.  As of September 9, 2005 the Company we received $3,001,630 from the CCC Bioenergy Program.  We were not eligible for Bioenergy Program payments prior to commencement of production in December 2004.

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the July 31, 2005 balance sheet at their fair market value.  Currently, none of our derivative instruments is classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

We have recorded a combined realized and unrealized gain for derivatives of $1,173,431 for the nine months ended July 31, 2005.  Since we have now transitioned from a development-stage company to a fully operational company, we now record changes in the fair value of our derivative instruments not designated as cash flow hedges in cost of goods sold.

Liquidity and Capital Resources

As of July 31, 2005, we had current assets of $17,263,646 including cash and cash equivalents of $5,813,613, and we had total assets of $67,515,410.  As of July 31, 2005, we had current liabilities of $3,443,824 and long term liabilities of $26,519,728.  We converted our construction loan to a term loan on February 14, 2005.  The loan balance when converted was $28,952,768; this is $3,047,232 less than originally anticipated due to our completion of the project under budget.  Our members’ contributions, net of costs related to capital contributions, were $26,919,956.  The accumulated earnings from inception through July 31, 2005 was $10,631,902.  Total members’ equity as of July 31, 2005, was $37,551,858.

Short-Term and Long-Term Debt Sources

In January 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets. We converted the construction loan into a 10 year term loan on February 14, 2005.  The principal amount of the converted loan was $28,952,768.  Interest on the converted term loan is a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.  As of July 31, 2005, the balance on the term loan was $28,270,054 with an interest rate of 7.00%.  There was no outstanding balance as of July 31, 2005, on the line of credit.

As of August 9, 2005, our interest rate on the term loan increased from 7.00% to 7.25%.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, we must deposit into a restricted bank account each quarter an amount equal to 25% of our free cash flow, as defined in our loan agreements.  These deposits are capped at $2,750,000 for the 2005 calendar year and at $1,250,000 for each following year.  The total of these deposits will not exceed $6,500,000.  As of July 31, 2005, we had deposited $2,750,000 into a restricted account thus fulfilling the bank obligation for calendar year 2005. We have other restrictive covenants which require minimum financial ratios and restrict distributions during the twelve months following construction completion.  Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1. As of July 31, 2005, we are in compliance with the financial ratio covenants set forth by the bank.

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

Beginning in October 2006, we expect to receive semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County.  These grants will be paid semi-annually over a 10-year period. For the first year of the grant, we expect to receive approximately $379,000 based on the 2005 tax levy.  Assuming a constant tax levy, we would expect to receive in excess of 3,700,000 over 10-years.  However, since we do not know what the tax levy will be from year to year, we can not project what the amount of the grant will total at the end of the 10-year period. In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed user fee for the water utilities used by the plant and payment of a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

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

In order to receive these benefits, we must create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years.  We must pay at least 80% of the cost of a standard medical and dental insurance plan and annually invest at least 1% of our pre-tax profits in a working training and skills enhancement program.  We must also implement and maintain a worker productivity and safety improvement program.  We have until November 20, 2007 to satisfy these requirements.  If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received.  As of July 31, 2005 we have received $132,894 from the New Jobs and Income Program.  We anticipate receiving an additional $30,000 in funding from this program.

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

On February 16, 2005 we received our first quarter Bioenergy Program payment in the amount of $100,205, which was approximately a 60% reduction.  On May 20, 2005 we received our second quarter Bioenergy Program payment in the amount of $1,522,978, which was approximately a 50% reduction.  On September 9, 2005 we received our third Bioenergy Program payment in the amount of $1,378,446 which was approximately a 60% reduction.  For the nine months ended July 31, 2005, we recorded Bioenergy Program income of $3,424,508.  Our balance sheet as of July 31, 2005, reflects a Bioenergy Program receivable of $1,801,325.  On August 26, 2005 we enrolled in the CCC Bioenergy Program for 2006.

Based upon the reductions in Bioenergy Program payments made during 2005, we do not expect to receive the maximum award of $7.5 million.  In addition, the Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the Program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Off Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3.           Controls and Procedures

Our management, including our President (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Sandra Batt, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2005.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

On May 23, 2005, at regular scheduled meeting of our board of directors, the board of directors passed a resolution to increase the salary of our CEO, Walter Wendland, by $10,000.

Item 6.           Exhibits

(a)                                  The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
10.1	Resolution from Board of Directors dated May 23, 2005

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2005	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 14, 2005	/s/ Sandra M. Batt
Sandra M. Batt
Chief Financial Officer (Principal Financial and Accounting Officer)