Form 10KSB
period 2005-10-31
GOLDEN GRAIN ENERGY
filed 2006-01-30
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2005

☐     Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 333-101441

GOLDEN GRAIN ENERGY, LLC

(Name of small business issuer in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1822 43rd Street SW, Mason City, Iowa 50401
(Address of principal executive offices)

(641) 423-8525
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Class A LLC Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes  ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes        ☒  No

State issuer’s revenues for its most recent fiscal year.   $71,514,220.00

As of October 31, 2005, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $26,640,000.   As of October 31, 2005, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $460,000.

As of October 31, 2005, there were 26,640,000 Class A membership units outstanding.  As of October 31, 2005 there were 920,000 Class B membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-KSB portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

Transitional Small Business Disclosure Format (Check one):                ☐  Yes                   ☒    No

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•                                          Overcapacity within the ethanol industry;

•                                          Actual ethanol and distillers grains production varying from expectations;

•                                          Availability and cost of products and raw materials, particularly corn and natural gas;

•                                          Changes in the price and market for ethanol and distillers grains;

•                                          Our ability to market and our reliance on third parties to market our products;

•                                          Changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices such as:

•                  national, state or local energy policy;

•                  federal ethanol tax incentives;

•                  legislation establishing a renewable fuel standard or other legislation mandating the use of ethanol or other oxygenate additives;

•                  state and federal regulation restricting or banning the use of MTBE; or

•                  environmental laws and regulations that apply to our plant operations and their enforcement;

•                                          Changes in the weather or general economic conditions impacting the availability and price of corn and natural gas;

•                                          Total U.S. consumption of gasoline;

•                                          Fluctuations in petroleum prices;

•                                          Changes in plant production capacity or technical difficulties in operating the plant;

•                                          Changes in our business strategy, capital improvements or development plans;

•                                          Results of our hedging strategies;

•                                          Changes in interest rates or the availability of credit;

•                                          Our ability to generate free cash flow to invest in our business and service our debt;

•                                          Our liability resulting from litigation;

•                                          Our ability to retain key employees and maintain labor relations;

•                                          Changes and advances in ethanol production technology;

•                                          Competition from alternative fuels and alternative fuel additives; and

•                                          Other factors described elsewhere in this report.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Information about us is also available at our website at www.ggecorn.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-KSB.

PART 1.

ITEM 1.     DESCRIPTION OF BUSINESS.

Business Development

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002 for the purpose of constructing and operating a 40 million gallon per year ethanol pant near Mason City in north central Iowa.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.   Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

In December 2004 we completed construction of a 40 million gallon per-year (MGY) corn-based ethanol plant near Mason City, Iowa.  Shortly after completion of plant construction, we commenced operations and are currently producing ethanol and distillers grains at the plant.

We financed the development and construction of the ethanol plant with a combination of equity and debt capital.  We raised equity in a public offering registered with the Securities and Exchange Commission, in which we sold 26,640,000 units and received offering cash proceeds of $26,640,000, which supplemented our seed capital equity of $460,000.  We closed the offering in December 26, 2003.  To complete project financing, we entered into debt financing agreements securing a senior credit facility of $33,500,000 from Home Federal Savings Bank of Rochester, Minnesota.

Over the past 12 months we have installed the infrastructure necessary to support plant operations.  This includes electrical substations, rail siding, water pipelines and wells, a water treatment facility and a natural gas pipeline.  We have also obtained the permits required to construct and operate the plant.   We have engaged experienced marketers to market our ethanol and distillers grains to local, regional, and national markets.  We have hired all of the personnel necessary to operate the plant.  We currently employ 33 employees.

Our board of directors approved plans to proceed with an expansion of our current plant to add approximately another 40 million gallons per year of ethanol production capacity.  We currently estimate the cost of the expansion to be approximately $45,000,000.  This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  Our management team is exploring the financing alternatives that may be available to fund a plant expansion.  In order to expand the plant to add another 40 million gallons per year of ethanol production capacity, we must obtain a Title V emissions permit.  We started the Title V permit application process on August 22, 2005.  We expect the permit to take up to six months to process.  There are no assurances that the permit will be obtained.  We must receive the Title V permit prior to beginning construction of the expansion.  We expect to engage Fagen, Inc. to construct the expansion.  Fagen, Inc. designed and built our current plan.

We expect to fund our operations during the next 12 months using cash flow from continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

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

A principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  Dry mill ethanol processing creates three forms of distiller grains: Distillers Wet Grains (“DWS”), Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DWS is processed corn mash that contains approximately 70% moisture.  DWS has a shelf life of approximately three days and can be sold only to farms within the immediate vicinity of an ethanol plant.  DMWS is DWS that has been dried to approximately 50% moisture.  DMWS have a slightly longer shelf life of approximately ten days and are often sold to nearby markets.  DDGS is DWS that has been dried to 10% to 12% moisture.  It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to an ethanol plant.  Of our total distillers grains production, we currently market about 80% as DDGS and 20% as DMWS.  In the future, we may attempt to increase our DMWS market to about 30% and decrease our DDGS to about 70% if the nearby markets are able to support additional sales of DMWS.

Local Ethanol and Distillers Grains Markets

As described below in “Distribution Methods”, we market and distribute our ethanol and distillers grains through third parties.  Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made by our marketers.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  Our regional market is within a 450-mile radius of our plant and is serviced by rail.  We constructed a railroad spur to our plant so that we may reach regional and national markets with our products.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Minneapolis, Chicago, and Omaha).

National Ethanol Markets

According to the Renewable Fuels Association, demand for fuel ethanol in the United States reached a new high in 2004 of 3.57 billion gallons per year. In its report titled, “Ethanol Industry Outlook 2005,” the Renewable Fuels Association anticipates demand for ethanol to remain strong.   The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets.  In addition, the recent implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005 is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol.

The provision of the Energy Policy Act of 2005 that is likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (the “RFS”). The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. According to the Renewable Fuels Association, the RFS is expected to lead to about $6 billion in new investment in ethanol plants across the country. An increase in the number of new plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the demand for ethanol in the future. This would have a negative impact on our earnings. Alternatively, since the RFS began at 4 billion gallons in 2006 and national production is expected to exceed this amount, there could be a short-term oversupply until the RFS requirements exceed national production. This would have an immediate adverse effect on our earnings.

Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Distribution Methods

We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in April 2004 for the purposes of marketing and distributing our ethanol.  Under this agreement, we had the option of using a pooled or non-pooled marketing arrangement.  We have elected to use a pooled marketing arrangement which means that the ethanol we produce is pooled with other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  We expect to enter into a membership agreement with the current members of RPMG pursuant to which we expect to purchase a 11 % interest in RPMG.

We entered into a marketing agreement with Commodity Specialist Company (“CSC”) in December 2003 for the purpose of marketing and selling all the distillers grains we produce.  CSC markets all of our distillers grains and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers.

New Products and Services

We have not introduced any new products or services during this fiscal year.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  The most recent ethanol supports are contained in the Energy Policy Act of 2005.  See, “National Ethanol Markets.”

Historically, ethanol sales have been favorably affected by the Clean Air Act amendments of 1990, particularly the Federal Oxygen Program which became effective November 1, 1992.  The Federal Oxygen Program requires the sale of oxygenated motor fuels during the winter months in certain major metropolitan areas to reduce carbon monoxide pollution.  Ethanol use has increased due to a second Clean Air Act program, the Reformulated Gasoline Program.  This program became effective January 1, 1995, and requires the sale of reformulated gasoline in nine major urban areas to reduce pollutants, including those that contribute to ground level ozone, better known as smog.  The two major oxygenates added to reformulated gasoline pursuant to these programs are MTBE and ethanol, however MTBE has caused groundwater contamination and has been banned from use by many states.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE is expected to result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement.  While this may create increased demand in the short-term, we do not expect this to have a long term impact on the demand for ethanol as the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere.  However, the Act did not repeal the 2.7% oxygenate requirement for carbon monoxide non-attainment areas which are required to use oxygenated fuels in the winter months.  While we expect ethanol to be the oxygenate of choice in these areas, there is no assurance that ethanol will in fact be used.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This is expected to add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  Refiners and gasoline blenders apply for this credit on the same tax form as before only it is a credit from general revenue, not the highway trust fund.  Based on volume, the VEETC is expected to allow much greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with all gasoline, diesel and ethyl tertiary butyl ether (“ETBE”), including ethanol in E-85 and the E-20 in Minnesota.  The VEETC is scheduled to expire on December 31, 2010.

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit.  Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually.  The size of the plant eligible for the tax credit was limited to 30 million gallons.  Under the Energy Policy Act of 2005 the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.

In addition, the Energy Policy Act of 2005 creates a new tax credit that permits taxpayers to claim a 30% credit (up to $30,000) for the cost of installing clean-fuel vehicle refueling equipment, such as an E85 fuel pump, to be used in a trade or business of the taxpayer or installed at the principal residence of the taxpayer. Under the provision, clean fuels are any fuel of at least 85% of the volume of which consists of ethanol, natural gas, compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen and any mixture of diesel fuel and biodiesel containing at least 20% biodiesel.  The provision is effective for equipment placed in service December 31, 2005 and before January 1, 2010. While it is unclear how this credit will affect the demand for ethanol in the short term, we expect it will help raise consumer awareness of alternative sources of fuel and could positively impact future demand for ethanol.

On December 30, the Environmental Protection Agency published an “interim rule” in the Federal Register imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS.  The interim rule was prepared as a Direct Final Rule, meaning it will go into effect upon publication unless there are compelling negative comments filed within 30 days, none of which are anticipated.  The interim rule applies the requirement in the aggregate, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline this year.  Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement in 2007.  It is believed that more than 4 billion gallons of ethanol and biodiesel will be blended this year.  An EPA brief explaining its action can be viewed at www.epa.gov/otaq/renwewablefuels/.  The interim rule is only expected to apply in 2006.  The Environmental Protection Agency expects to finalize a credit trading program and other parts of the RFS required by law before the start of 2007.

Effect of Governmental Regulation

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol once we are operational and would likely reduce our net income and the value of your investment.

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations likely will be governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of the operation of the plant may increase.  Any of these regulatory factors may result in higher costs or other materially adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, and an alcohol fuel producer’s permit.  Air Resource Specialists has completed the preparation of our spill prevention control and countermeasures plan.   In fiscal year 2005, we incurred costs and expenses of approximately $220,000 in complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

Competition

We will be in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.

The ethanol industry has grown to over 90 production facilities in the United States. There are also numerous other producer and privately owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  Excluding our facility, Iowa currently has 27 ethanol plants in various stages of development or operation.  Plants near Galva and Sioux Center produce or will produce approximately 26 million gallons per year per facility.  A planned plant near Steamboat Rock will produce 20 million gallons per year per year.  Plants near Fort Dodge, Fairbank and Albert City will each produce 100 million gallons per year when they become operational.  A plant near Lakota currently produces approximately 50 million gallons per year and has begun construction on a 50 million gallon expansion for total capacity of 100 million gallons per year.  The remaining 13 plants will produce or are producing approximately 40 million gallons per year.  Total annual ethanol production capacity in Iowa is currently expected to reach 1 billion gallons.

The following table identifies most of the ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
million gallons per year (mmgy)

COMPANY	LOCATION	FEEDSTOCK	Current Capacity	Under Construction/ Expansions
			(mmgy)	(mmgy)
Abengoa Bioenergy Corp.	York, NE	Corn/milo	55
	Colwich, KS		25
	Portales, NM		30
	Ravenna, NE			88
ACE Ethanol, LLC	Stanley, WI	Corn	39
Adkins Energy, LLC*	Lena, IL	Corn	40
Advanced Bioenergy	Fairmont, NE	Corn		100
AGP*	Hastings, NE	Corn	52
Agra Resources Coop. d.b.a EXOL*	Albert Lea, MN	Corn	40	8
Agri-Energy, LLC*	Luverne, MN	Corn	21
Alchem Ltd. LLLP	Grafton, ND	Corn	10.5
Al-Corn Clean Fuel*	Claremont, MN	Corn	35
Amaizing Energy, LLC*	Denison, IA	Corn	40
Archer Daniels Midland	Decatur, IL	Corn	1070
	Cedar Rapids, IA	Corn
	Clinton, IA	Corn
	Columbus, NE	Corn
	Marshall, MN	Corn
	Peoria, IL	Corn
	Wallhalla, ND	Corn/barley
Aventine Renewable Energy, Inc.	Pekin, IL	Corn	100	57
	Aurora, NE	Corn	50
Badger State Ethanol, LLC*	Monroe, WI	Corn	48
Big River Resources, LLC *	West Burlington, IA	Corn	40
Broin Enterprises, Inc.	Scotland, SD	Corn	9
Bushmills Ethanol*	Atwater, MN	Corn		40
Cargill, Inc.	Blair, NE	Corn	85
	Eddyville, IA	Corn	35
Central Indiana Ethanol, LLC	Marion, IA	Corn		40
Central MN Ethanol Coop*	Little Falls, MN	Corn	21.5
Central Wisconsin Alcohol	Plover, WI	Seed corn	4
Chief Ethanol	Hastings, NE	Corn	62
Chippewa Valley Ethanol Co.*	Benson, MN	Corn	45
Commonwealth Agri-Energy, LLC*	Hopkinsville, KY	Corn	24	9
Corn, LP*	Goldfield, IA	Corn	50
Cornhusker Energy Lexington, LLC	Lexington, NE	Corn		40
Corn Plus, LLP*	Winnebago, MN	Corn	44
Dakota Ethanol, LLC*	Wentworth, SD	Corn	50
DENCO, LLC*	Morris, MN	Corn	21.5
E3 Biofuels	Mead, NE	Corn		24
East Kansas Agri-Energy, LLC*	Garnett, KS	Corn	35
ESE Alcohol Inc.	Leoti, KS	Seed corn	1.5
Ethanol2000, LLP*	Bingham Lake, MN	Corn	32
Frontier Ethanol, LLC	Gowrie, IA	Corn		60

Front Range Energy, LLC	Windsor, CO	Corn		40
Glacial Lakes Energy, LLC*	Watertown, SD	Corn	50
Golden Cheese Company of California*	Corona, CA	Cheese whey	5
Golden Grain Energy L.L.C.*	Mason City, IA	Corn	40
Golden Triangle Energy, LLC*	Craig, MO	Corn	20
Grain Processing Corp.	Muscatine, IA	Corn	20
Granite Falls Energy, LLC	Granite Falls, MN	Corn	45
Great Plains Ethanol, LLC*	Chancellor, SD	Corn	50
Green Plains Renewable Energy	Shenandoah, IA	Corn		50
Hawkeye Renewables, LLC	Iowa Falls, IA	Corn	50	50
	Fairbank, IA	Corn		100
Heartland Corn Products*	Winthrop, MN	Corn	36
Heartland Grain Fuels, LP*	Aberdeen, SD	Corn	9
	Huron, SD	Corn	12	18
Heron Lake BioEnergy, LLC	Heron Lake, MN	Corn		50
Horizon Ethanol, LLC	Jewell, IA	Corn		60
Husker Ag, LLC*	Plainview, NE	Corn	26.5
Illinois River Energy, LLC	Rochelle, IL	Corn		50
Iowa Ethanol, LLC*	Hanlontown, IA	Corn	50
Iroquois Bio-Energy Company, LLC	Rensselaer, IN	Corn		40
James Valley Ethanol, LLC	Groton, SD	Corn	50
KAAPA Ethanol, LLC*	Minden, NE	Corn	40
Land O’ Lakes*	Melrose, MN	Cheese whey	2.6
Lincolnland Agri-Energy, LLC*	Palestine, IL	Corn	48
Lincolnway Energy, LLC*	Nevada, IA	Corn		50
Liquid Resources of Ohio	Medina, OH	Waste beverage	3
Little Sioux Corn Processors, LP*	Marcus, IA	Corn	52
Merrick/Coors	Golden, CO	Waste beer	1.5	1.5
MGP Ingredients, Inc.	Pekin, IL	Corn/wheat starch	78
	Atchison, KS
Michigan Ethanol, LLC	Caro, MI	Corn	50
Mid American Agri Products/Wheatland	Madris, NE	Corn		44
Mid-Missouri Energy, Inc.*	Malta Bend, MO	Corn	45
Midwest Grain Processors*	Lakota, IA	Corn	50	45
	Riga, MI	Corn		57
Midwest Renewable Energy, LLC	Sutherland, NE	Corn	17.5	4.5
Minnesota Energy*	Buffalo Lake, MN	Corn	18
Missouri Ethanol	Laddonia, MO	Corn		45
New Energy Corp.	South Bend, IN	Corn	102
North Country Ethanol, LLC*	Rosholt, SD	Corn	20
Northeast Missouri Grain, LLC*	Macon, MO	Corn	45
Northern Lights Ethanol, LLC*	Big Stone City, SD	Corn	50
Northstar Ethanol, LLC	Lake Crystal, MN	Corn	52
Otter Creek Ethanol, LLC*	Ashton, IA	Corn	55
Panhandle Energies of Dumas, LP	Dumas, TX	Corn/Grain Sorghum		30
Parallel Products	Louisville, KY	Beverage Waste	5.4
	R. Cucamonga, CA

Permeate Refining	Hopkinton, IA	Sugars & starches	1.5
Phoenix Biofuels	Goshen, CA	Corn	25
Pine Lake Corn Processors, LLC*	Steamboat Rock, IA	Corn	20
Platte Valley Fuel Ethanol, L.L.C.	Central City, NE	Corn	40
Prairie Ethanol, LLC	Loomis, SD	Corn		60
Prairie Horizon Agri-Energy, LLC	Phillipsburg, KS	Corn		40
Pro-Corn, LLC*	Preston, MN	Corn	42
Quad-County Corn Processors*	Galva, IA	Corn	27
Red Trail Energy, LLC	Richardton, ND	Corn		50
Redfield Energy, Inc.	Redfield, SD	Corn		50
Reeve Agri-Energy	Garden City, KS	Corn/milo	12
Siouxland Energy & Livestock Coop*	Sioux Center, IA	Corn	25
Siouxland Ethanol, LLC	Jackson, NE	Corn		50
Sioux River Ethanol, LLC*	Hudson, SD	Corn	55
Sterling Ethanol, LLC	Sterling, CO	Corn	42
Tall Corn Ethanol, LLC*	Coon Rapids, IA	Corn	49
Tate & Lyle	Loudon, TN	Corn	67
The Anderson Albion Ethanol LLC	Albion, MI	Corn		55
Trenton Agri Products, LLC	Trenton, NE	Corn	35	10
United WI Grain Producers, LLC*	Friesland, WI	Corn	49
US BioEnergy Corp.	Albert City, IA	Corn		100
	Lake Odessa, MI	Corn		45
U.S. Energy Partners, LLC	Russell, KS	Milo/wheat starch	48
Utica Energy, LLC	Oshkosh, WI	Corn	48
Val-E Ethanol, LLC	Ord, NE	Corn		45
VeraSun Energy Corporation	Aurora, SD	Corn	230
	Ft. Dodge, IA	Corn
Voyager Ethanol, LLC*	Emmetsburg, IA	Corn	52
Western Plains Energy, LLC*	Campus, KS	Corn	45
Western Wisconsin Renewable Energy, LLC*	Boyceville, WI	Corn		40
Wind Gap Farms	Baconton, GA	Brewery Waste	0.4
Wyoming Ethanol	Torrington, WY	Corn	5
Xethanol BioFuels, LLC	Blairston, IA	Corn	5
Total Existing Capacity			4336.4
Total Under Construction/ Expansions				1746
Total Capacity			6082.4

* farmer-owned	Renewable Fuels Association Last Updated: January 2006

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

Sources of Raw Materials - Corn Feedstock Supply

Our plant is designed to use approximately 15 million bushels of grain per year or 42,000 bushels per day as the feedstock for its dry milling process.  We buy as much grain as possible from local grain elevators.  We have not become licensed as an Iowa grain dealer, which means we rely on local grain elevators to source our corn rather than purchasing corn directly from local producers. Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts through local grain elevators.  The commodities manager coordinates corn deliveries between the railroad and the participating elevators.  We may purchase additional grain from outside of our trade area as need and price dictates.

In a March 2005 grain origination study of the geographical area surrounding our plant site was performed by ProExporter Network Affiliate projected the local available corn supply to be approximately 126 million bushels within a 50 mile radius and 58 million bushels within a 30 mile radius.  Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Plan of Operations for the Next 12 Months - Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Costs of Goods Sold” for a more detailed discussion of our corn supply.

Utilities

The plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have entered into agreements with providers of these utilities as follows:

Natural Gas

We entered into an agreement with Interstate Power and Light Company, which is owned by Alliant Energy, for the provision of all of the natural gas required by the plant.  The agreement commenced in December 2004 and runs for a period of 10 years.  After expiration of the initial 10-year term, the agreement continues on a month-to-month basis and may be terminated by either party upon 60 days prior written notice, however, we may extend the agreement for an additional 5-year term upon 60 days written notice.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS – Plan of Operations for the Next 12 Months - Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Costs of Goods Sold” for a more detailed discussion of our natural gas supply.

Electricity

We entered into an agreement with Interstate Power and Light Company for the provision of all electrical energy required by the plant.  The agreement commenced on June 2004 and continues through May 2007.  After expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party upon 60 days prior written notice.

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

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with RPMG and CSC for the purposes of marketing and distributing our principal products, which consist of ethanol and distillers grains.  We rely on RPMG and CSC for the sale and distribution of all of our products.  Therefore, we are highly dependent on RPMG and CSC for the successful marketing of our products.  See “Distribution Methods.”

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Employees

We currently have 33 full-time employees and do not expect a significant change in this number over the next twelve months.  In the event we expand the plant, we anticipate that we will need an additional 6 to 8 full-time employees.

ITEM 1A.  RISK FACTORS.

You should carefully read and consider the risks and uncertainties below and the other information contained in this report.  The risks and uncertainties described below are not the only ones we may face.  The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial could impair our financial condition and results of operation.

Risks Relating to Our Business

We have a limited operating history and our business may not be as successful as we anticipate.  We began our business in 2002 and commenced production of ethanol at our plant in December 2004.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed through out these risk factors.  Many of these factors are outside our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol, the Company has no other line of business to fall back on if the ethanol business declines. Our business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

Increases in the price of corn or natural gas would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control

Ethanol production requires substantial amounts of corn. Corn, as with most other crops, is affected by weather, disease and other environmental conditions.  The price of corn is also influenced by general economic, market and government factors.  These factors include weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply and quality.  Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true if market conditions do not allow us to pass along increased corn costs to our customers.  The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future.   If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating and may make ethanol uneconomical to produce.  We cannot offer any assurance that we will be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

Natural gas has recently been available only at prices exceeding historical averages.  These prices are increasing our costs of production.  The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”

The spread between ethanol and corn prices can vary significantly and we do not expect the spread to remain at recent high levels.  Corn costs significantly impact our cost of goods sold.  Our gross margins are principally dependent upon the spread between ethanol and corn prices.  Recently, the spread between ethanol and corn prices has been at historically high level, due in large part to high oil prices and low corn prices.  However, this spread has fluctuated significantly in 2005 and may fluctuate significantly in the future.  Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, would adversely affect our results of operations and financial condition

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may decrease our ethanol sales and reduce revenues.

The price of ethanol has recently been much higher than its 10-year average. We do not expect these prices to be sustainable as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, the increased production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenues which would decrease our income and profitability.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future.  As a result, our results of operations and financial conditions may also be adversely affected during periods in which corn and/or natural gas prices increase.

Hedging activities themselves can result in costs because price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  In 2005, 81 ethanol plants located in 20 states produced a record 3.41 billion gallons, a 21% increase from 2003 and 109% increase from 2000. At the end of 2004, 16 plants and 2 major expansions were under construction, representing an additional 750 million gallons of production capacity.  The ethanol industry has grown to over 90 production facilities in the United States. Excluding our facility, Iowa currently has 27 ethanol plants in various stages of development or operation.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  Excess capacity may also result or intensify from increases in production capacity coupled with insufficient demand.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the price for ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Cargill, Inc., New Energy Corp. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and our financial condition.

The ethanol industry also competes with producers of other gasoline additives made from raw materials other than corn having similar octane and oxygenate values as ethanol, such as producers of methyl tertiary butyl ether MTBE. MTBE is a petrochemical derived from methanol which generally costs less to produce than ethanol. Many major oil companies produce MTBE and strongly favor its use because it is petroleum-based. Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development. The major oil companies have significantly greater resources than we have to market MTBE, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol. These companies also have significant resources to begin production of ethanol should they choose to do so.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  This is especially true for the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Although current technology is not sufficiently efficient to be competitive, an April 2000 report by the U.S. Department of Energy entitled “Outlook for Biomass Ethanol Production and Demand” indicates that new conversion technologies may be developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert the ethanol plant we are proposing into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, adversely affecting our results of operations and financial condition.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol.  Brazil is currently the world’s largest producer and exporter of ethanol. In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar. Brazil experienced a dramatic increase in ethanol production and trade in 2004, exporting approximately 112 million gallons to the U.S. alone.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn.

Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably and our financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce that it contributes may affect the demand for ethanol.  Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could lower demand for our product and negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

A change in government policies favorable to ethanol may cause demand for ethanol to decline.  Growth and demand for ethanol may be driven primarily by federal and state government policies, such as state laws banning MTBE and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for ethanol may decline if these policies change or are discontinued. A decline in the demand for ethanol is likely to cause lower ethanol prices which in turn will negatively affect our results of operations, financial condition and cash flows.

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry and our business are assisted by various federal ethanol tax incentives, including those included in the Energy Policy Act of 2005.  See, “National Ethanol Markets.”  If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for ethanol will result, which could negatively affect our profitability and financial condition.  Another important provision involves an expansion in the definition of who qualifies as a small ethanol producer. Historically, small ethanol producers were allowed a 10-cents-per-gallon production income tax credit on up to 15 million gallons of production annually. This tax credit may foster additional growth in ethanol plants of a larger size and increase competition in this particular plant size category.  See, “Federal Ethanol Supports.”

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  We do not assure you that we have been, are or will be at all times in complete compliance with these laws, regulations or permits or that we have had or have all permits required to operate our business.  We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Risks Related to Expansion of Our Plant

We give no assurances that we will be able to implement our expansion strategy as planned or at all. We are planning to double our current production capacity from a nameplate capacity of 40 million gallons annually to 80 million gallons annually.  The cost of the expansion is expected to be approximately $45,000,000, which will be financed using both a portion of our cash and additional debt to finance the required capital expenditure.  The use of cash to finance these expenditures could impact our ability to make future distributions to our members.  We do not have contracts or commitments with any bank, lender, governmental entity, underwriter or financial institution for debt financing.  If debt financing on acceptable terms is not available for any reason, we may be forced to abandon our expansion plans.

There is no assurance that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with expansion.  In addition, the expansion may cost more and may present additional challenges and risks that negatively impact our future financial performance.

We will depend on Fagen, Inc. and ICM, Inc. to expand our plant, however, we currently have no binding agreement with them.  We will be highly dependent upon Fagen, Inc. and ICM, Inc. to expand our plant, but we have no letter of intent or definitive binding agreement with either company.  Fagen, Inc. has indicated its intention to deliver to us a proposed expansion design-build contract, in which it will serve as our general contractor and will engage ICM, Inc. to provide design and engineering services.  We anticipate that we will execute a definitive binding design-build agreement with Fagen, Inc. to expand the plant. However, we have not yet negotiated, reviewed or executed the design-build agreement and there is no assurance that such an agreement will be executed.

If we do not execute a definitive, binding design-build agreement with Fagen, Inc., or if Fagen, Inc. terminates its relationship with us after initiating construction, there is no assurance that we would be able to obtain a replacement general contractor. Accordingly, we give no assurances that we will be able to implement our expansion strategy as planned or at all.

If the expansion costs more than we expect, the expansion may be unprofitable.  We anticipate that Fagen, Inc. will expand our plant for a fixed contract price, based on the plans and specifications in the anticipated design-build agreement.  We have based our capital needs on a design for the plant expansion that will cost approximately $45,000,000.  The estimated cost of the expansion is based on preliminary discussions, and there is no assurance that the final cost of the expansion will not be higher.  There is no assurance that there will not be design changes or cost overruns associated with the expansion of the plant. In addition, shortages of steel could affect the final cost and final completion date of the project.  Any significant increase in the estimated construction cost of the expansion may make the expansion too expensive to complete or unprofitable to operate because our revenue stream may not be able to adequately support the increased cost and expense attributable to increased construction costs.

Construction delays could increase our costs.  We anticipate construction of the expansion will begin in April 2006 and will be completed by July 2007; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, Fagen, Inc.’s involvement in the construction of a number of other plants while constructing our plant could cause delays in our construction schedule. Also, any changes in interest rates or the credit environment or any changes in political administrations at the federal, state or local level that result in policy change towards ethanol, could also cause construction and operation delays. If it takes longer to construct the expansion than we anticipate, it may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition.

Defects in expansion construction could impair our ability to produce ethanol and its co-products.  There is no assurance that defects in materials and/or workmanship in the plant expansion will not occur.  Under the terms of the anticipated design-build agreement with Fagen, Inc., Fagen, Inc. would warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery.  Though we expect the expansion design-build agreement to require Fagen, Inc. to correct all defects in material or workmanship for a period of one year after substantial completion of the expansion, material defects in material or workmanship may still occur. Such defects could significantly impair operations of the plant or cause us to interrupt or discontinue the plant’s operation. Interrupting or discontinuing plant operations could materially affect our ability to generate sufficient cash flow to cover our costs and force us to terminate our business.

We have not received certain permits and failure to obtain these permits would prevent expansion of the plant.  Before we can begin expansion of our plant, we must obtain numerous regulatory approvals and permits.  While we anticipate receiving these approvals and permits, there is no assurance that these requirements can be satisfied in a timely manner or at all.  In addition, as described above under “Risks Related to Regulation and

Governmental Action - Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability,” governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The ethanol plant is located on an approximately 70-acre site located approximately 1.5 miles west of U.S. Highway 65, one-half mile north of U.S. Highway 18, also known as the Avenue of the Saints, and approximately 5 miles east of Interstate Highway 35.  The plant’s address is 1822 43rd Street SW, Mason City, Iowa.  The plant is designed to grind approximately 15 million bushels of corn per year to produce approximately 40 million gallons of ethanol.  Construction of the plant was completed in December 2004.  The ethanol plant consists of the following buildings:

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

On January 16, 2004, we executed a mortgage in favor of Home Federal Savings Bank creating a first lien on our real estate and ethanol plant and a security interest in all personal property located on our property.  The mortgage and security interest secure the construction loan of $32,000,000 and a credit line of $1,500,000, which were executed simultaneous to the mortgage on January 16, 2004.  On February 14, 2005, we converted the construction loan to a ten year term loan.  The amount converted was $28,952,768.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Filed by Issuer on November 21, 2005 on Form 8-K and incorporated by reference herein.

PART II

ITEM 5.  MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our Class A or Class B units.  We have created a private qualified online matching service in order to facilitate trading of our units.  Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement and the issuance of new certificates.  So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a publicly reporting company, we will continue to make information about the Company publicly available on our website.

As of October 31, 2005, there are approximately 751 holders of record of our Class A units and approximately 43 holders of record of our Class B units.

As of October 31, 2005, we had not declared or paid any distributions on our units.  On December 19, 2005, our Board of Directors declared a cash distribution of $0.10 per Unit to the holders of Class A and B Units of record at the close of business on January 1, 2006.  The distribution will be paid in February 2006.  Revenues generated from plant operations are distributed by the Company to our unit holders in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.   Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   In addition, distributions are restricted by certain loan covenants in our construction loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS – Liquidity and Capital Resources.”

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

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in the production process; our dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Since we only recently became operational in December 2004, we do not yet have comparable income, production and sales data for the twelve months ended October 31, 2005.  Accordingly, we do not provide a comparison of our financial results between reporting periods in this report.  If you undertake your own comparison of fiscal year ending October 31, 2004 and the fiscal year ending October 31, 2005, it is important that you keep that in mind.

Plan of Operations for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains.  We will continue to focus our attention on three main areas: (i) maximizing our plant’s operational efficiency to operate as competitively as possible; (ii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible; and (iii) pursuing expansion of our current plant to add additional nameplate production capacity of 40 million gallons of ethanol per year.

Plant Operations

Our plant passed performance testing and became operational on December 13, 2004.  Since January 2005, our plant has consistently exceeded its nameplate production capacity of 40 million gallons of ethanol per year, as measured on a pro rata basis.   While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.

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

In October 2005, we completed the expansion of our rail facility by installing two reconditioned turnouts to our existing rail track and constructing approximately 4,025 feet of new track and two additional turnouts.  The total cost of the rail expansion was approximately $354,000.  We anticipate the additional rail capacity to benefit our operations by allowing us to ship more of our products using shuttle trains, which are generally more cost-efficient.

We are in the process of installing optimization enhancements to provide advanced process controls for our dryers, evaporators and the thermal oxidizer.  The purpose of these enhancements is to provide greater efficiency in the drying of our distillers grains, which we anticipate will reduce our energy costs and potentially increase yield of our dried distillers grains.  The optimization enhancements are designed to reduce moisture variability and achieve more control over emissions.  The project will begin in December 2005 and is projected to be completed in June 2006.  Total project costs are expected to be approximately $450,000.

Financial Summary and Analysis of Fiscal Year Ended October 31, 2005

Net income totaled approximately $19,198,000 for fiscal year ended October 31, 2005.  Since we only recently became operational in December 2004, we do not yet have comparable income, production and sales data for fiscal year ended October 31, 2005.   Revenues from operations for fiscal year ended October 31, 2005 totaled approximately $71,514,000, including a derivative loss of approximately $1,126,000 on ethanol.  Net gallons of denatured ethanol sold totaled approximately 44,304,000 gallons for fiscal year ended October 31, 2005.  Revenues in fiscal 2005 resulted from the start-up of operations.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

For the year ended October 31, 2005 the Company recorded approximately $4,784,000 as other income from the USDA Commodity Credit Corporation Bioenergy Program.  As of December 2005 the Company had received approximately $4,735,000, including approximately $1,708,000 of the receivable recorded at year end from the CCC Bioenergy Program.

Our cost of goods sold for fiscal year ended October 31, 2005 totaled approximately $50,183,000.  Cost of good sold includes losses of approximately $529,000 in fiscal 2005 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating expenses for fiscal year ended October 31, 2005 totaled approximately $5,783,000.

Financial Summary and Analysis of Fourth Fiscal Quarter 2005

For the fourth fiscal quarter of 2005, net income totaled approximately $6,273,000, down from net income of approximately $6,280,000 reported in the third quarter of fiscal year 2005.  This decrease primarily resulted from an ethanol swap loss.  In the fourth quarter of 2005 we recorded a loss on the value of our derivatives of approximately $2,829,000 compared to a gain of approximately $1,203,000 in the third quarter of fiscal 2005.  The $2,829,000 loss recorded on the value of our derivatives was primarily comprised of a loss on option premium for corn derivatives of approximately $1,689,000 and a loss on ethanol swaps of approximately $1,125,000.  A fourth quarter increase of approximately 3 cents per bushel in the average cost of corn and a fourth quarter increase of approximately 44 cents per gallon of ethanol helped decrease the effect of the ethanol swap loss on net income.

Revenues from operations for the fourth fiscal quarter of 2005 totaled approximately $25,301,000, up from approximately $19,870,000 in the third quarter of fiscal 2005.  Net gallons of denatured ethanol sold totaled approximately 13,965,000 in the fourth quarter of fiscal 2005 compared to 13,631,000 gallons in the third quarter of fiscal 2005.  Revenues in the fourth quarter resulted primarily from higher ethanol prices.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Property and equipment is stated at the lower of cost or estimated fair value.  Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method.  During the fourth fiscal quarter of 2005, some of the estimated useful lives were changed resulting in a decrease of net income of approximately $626,000 or $.02 per share.

Other income and expense consisted of a gain of approximately $1,091,000 in the fourth fiscal quarter of 2005, compared to a gain of approximately $1,045,000 reported in the third quarter of fiscal 2005.  During the fourth quarter, the Bioenergy program payment was higher than expected.

Our cost of goods sold for the fourth fiscal quarter of 2005 totaled approximately $18,087,000, up from approximately $13,215,000 in the third quarter of fiscal 2005. The change in cost of goods sold resulted from an increase in the price of corn and natural gas.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating expenses for the fourth quarter of fiscal 2005 totaled approximately $2,032,000, up from the approximately $1,420,000 we reported in the third quarter of fiscal 2005. The increase in our operating expense is mainly attributable to a depreciation adjustment of approximately $626,000.

Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Cost of Goods Sold

The 2005 corn crop was the second largest corn crop on record with national production at approximately 11.11 billion bushels with Iowa production at approximately 2.2 billion bushels.  This resulted in lower corn prices as reflected in our cost of goods sold.  A crop at this level is anticipated to provide an ample supply of corn; however, an expected increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices.  Any increase in the price of corn would have a negative impact on our cost of goods sold.

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

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, they do not qualify for hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of October 31, 2005, the fair values of our derivative instruments relating to corn are reflected as an asset in the amount of $108,945.  As of October 31, 2005, the fair value of our derivative instruments relating to ethanol are reflected as a liability in the amount of $498,895.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

               As of October 31, 2005, we have forward corn purchase contracts for the purchase of approximately 13,345,000 bushels of corn at various dates through September 2006.  The corn price of those contracts ranges between $1.535 and $2.285 per bushel.  We have price protection in place for approximately 73% of our corn needs through September 2006.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  As we move forward into the fall harvest months, additional price protection may be required to solidify our margins for fiscal year 2006.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of October 31, 2005, we have forward contracts to purchase approximately 470,000 MMBTUs of natural gas through June 2006.  The contract price has a basis level established vs. NYMEX futures.  We currently do not have forward contracts to purchase natural gas beyond June 2006.  Additional price protection for fiscal year 2006 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

Plant Expansion

On November 15, 2005, our members ratified the board of directors’ approval of plans to add additional nameplate production capacity of 40 million gallons of ethanol per year.  Our management team is exploring the financing alternatives that may be available to fund a plant expansion.  We are also researching the various transportation and other operational concerns relating to expansion.  In order to expand the plant to add another 40 million gallons per year of production capacity, we must obtain a Title V emissions permit.  We started the Title V permit application process on August 22, 2005.  We expect the permit to take up to six months to process.   There

are no assurances that the permit will be obtained.  We must receive the Title V permit prior to beginning construction of the expansion.  We expect to engage Fagen, Inc. to construct the expansion.  Fagen, Inc. designed and built our current plant.

We currently estimate the cost of the expansion to be approximately $45,000,000 and we expect to fund the prospective expansion without additional equity from our members.  This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  The total amount of debt financing necessary to fund the plant expansion will depend on the amount of grants and government incentives we are able to secure.  We intend to use a portion of our cash on hand to help finance the expansion.  Our loan covenants may restrict the amount of cash we can use for this purpose.   The expansion will most likely add 6 to 8 employees to the current staff of 33 and will increase the usage of North Iowa corn from 15 million to approximately 30 million bushels annually.

Joint Venture

We entered into a joint venture with a group of ethanol producers and a crude corn oil extraction technology firm to explore the feasibility of extracting crude corn oil from within the evaporation area of a dry mill ethanol facility.  However, in August 2005, a member of the joint venture group officially gave notice of termination.  Our investment was refunded and the joint venture was dissolved in October 2005.

Employees

At the end of the 2005 fiscal year, we had 31 full-time employees.  As of January 2006, we had 33 full-time employees.  In the event we expand the plant, we anticipate that we will need an additional 6 to 8 full-time employees.

The following table represents the positions held by our current employees:

Position	# Employed
Chief Executive Officer/General Manager	1
Plant Manager	1
Commodities Manager	1
Chief Financial Officer/Controller	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	3
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	5
Material Handlers	4
Plant Operators	9
Scale Operator	1
TOTAL	33

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Although we did not have any critical accounting estimates as of fiscal year ended October 31, 2005, we anticipate that we will use estimates relating to Bioenergy program payments throughout the next fiscal year.

Liquidity and Capital Resources

As of October 31, 2005, we had the following assets: cash and cash equivalents of approximately $8,138,000, total current assets of approximately $19,588,000 and total assets of approximately $68,638,000.  As of October 31, 2005, we had total current liabilities of approximately $3,971,000 and long term debt, net of current maturities, of approximately $20,842,000.

The members’ contributions, net of costs related to capital contributions, are $26,919,956.  Retained earnings as of October 31, 2005 is $16,904,928.  Total members’ equity as of October 31, 2005, is $43,824,884.  Revenue from operations for the year ended October 31, 2005 is $71,514,220.

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

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, we must deposit into a restricted bank account each quarter an amount equal to 25% of our free cash flow, as defined in our loan agreements.  These deposits are capped at $2,750,000 for the 2005 calendar year and at $1,250,000 for each following year.  The total of these deposits will not exceed $6,500,000.  As of October 31, 2005, we had deposited $2,750,000 into a restricted account thus fulfilling the bank obligation for calendar year 2005. We have other restrictive covenants which require minimum financial ratios and restrict distributions during the twelve months following construction completion.  Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1. As of October 31, 2005, we are in compliance with the financial ratio covenants set forth by the bank.

As of October 31, 2005, the balance on the term loan was $22,163,125 with an interest rate of 7.75%.  There was no outstanding balance as of October 31, 2005, on the line of credit.

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

On October 17, 2005, we entered into a Value-Added Agricultural Product Market Development (VAPG) Grant Agreement with the United States of America, acting through the Rural Business – Cooperative Service of the Department of Agriculture.  We received $150,000 on December 6, 2005 to provide working capital for the purchase of grain inventories for the production of ethanol and distillers dried grains from independent producers in the multi-county area of Cerro Gordo, Chickasaw, Bremer, Floyd, Franklin, Hancock, Mitchell, Winnebago, worth, and Wright counties.  In exchange for this grant, we must continue to satisfy certain conditions, including specific reporting requirements, site visits, record requirements, property and procurement standards, and audit requirements, in accordance with generally accepted government auditing standards.

Beginning in October 2006, we expect to receive semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  These grants are expected to total approximately $1,000,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

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

For the twelve months ended October 31, 2005, we recorded Bioenergy Program income of $4,784,129.  Our balance sheet as of October 31, 2005, reflects a Bioenergy Program receivable of $1,757,168.  On December 12, 2006 we received approximately $1,708,000.  On August 26, 2005 we enrolled in the CCC Bioenergy Program for 2006.  Based upon the reductions in Bioenergy Program payments made during 2005, we do not expect to receive the maximum award of $7.5 million.  In addition, the Bioenergy Program is scheduled to expire on September 30, 2006.  The grants available under the Program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level.

Operating Budget and Financing of Plant Operations

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facility and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs.  The following is our estimate of our operating costs and expenditures for the next 12 months:

Operating Costs:
Corn Costs	$41,195,602
General and administrative costs	2,735,656
Natural Gas Costs	13,271,488
Chemical Costs	6,724,001
Other Production Costs	8,274,136

Total operating costs	$72,200,833

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

Subsequent Events

Bonus and Bonus Unit Plan

On December 29, 2005, our compensation committee approved and authorized cash awards to the following members of our senior management team for their performance during 2005:  Walter Wendland, President and Chief Executive Officer, Chad E. Kuhlers, Plant Manager, Steven L. Dietz, Commodities Manager and Thomas E. Dennstedt, Laboratory Manager.  These cash awards were made pursuant to a bonus and bonus unit plan adopted by our board of directors on December 19, 2005.  Under the plan, these cash awards must be used to purchase restricted units in Golden Grain Energy, LLC.

As part of the bonus and bonus unit plan adopted by our board of directors, our compensation committee has the discretion to set individual or group performance goals for members of our senior management team.  These goals must be reasonably calculated to increase the company’s efficiency, profitability or the value of the company’s equity securities.  If goals are set, our compensation committee annually determines whether the goals have been met.  If they have been met, the committee determines a cash award for each member of the management team that has met his or her individual goal and/or team goals.

Each cash award made pursuant to the bonus unit component of the plan must be converted into units of Golden Grain Energy, LLC by dividing the amount of each cash award by the recent price (or an average of recent prices) at which units have been trading.  The units issued upon conversion of the cash awards are restricted for a five year period beginning with the date of issuance of the bonus units.   The restrictions lapse as the five year period progresses.  If the manager remains employed by Golden Grain Energy, LLC throughout the five year restricted period, the restrictions will gradually lapse as follows:  50% of the restricted units are lapsed upon the third anniversary of the issue date, 75% of the restricted units lapse upon the fourth anniversary of the issue date and 100% of the restricted units lapse on the fifth anniversary of the issue date.  If a manager’s employment is terminated due to death, disability or retirement, all of the bonus units awarded to the manager are delivered to the manager or, in the event of death, to the manager’s designated beneficiary or personal representative of the manager’s estate.

The cash awards made to our managers on December 29, 2005, will be converted into units of Golden Grain Energy, LLC, at a price of $2.50 per unit resulting in the following issuances of restricted units:  10,080 restricted units to Walter Wendland; 11,760 restricted units to Chad E. Kuhlers; 8,960 restricted units to Steven L. Dietz and 5,600 restricted units to Thomas E. Dennstedt.

Expectations for First Quarter Financial Results

During first quarter 2006, the plant did not operate at full capacity for approximately two and one-half weeks in January 2006 as a result of mechanical problems.  We anticipate that our net income for first quarter 2006 will be approximately $1,300,000 lower than expected at full capacity.  As of the date of this report, the plant has resumed operations at approximately 50% of its normal operations.  We expect that normal operations will resume in the near future.

As of the date of this report, the value of our derivatives in first quarter 2006 has decreased.  As a result, we anticipate an estimated first quarter net derivative loss of approximately $2,250,000.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee and

Board of Governors

Golden Grain Energy, LLC

Mason City, Iowa

We have audited the accompanying balance sheet of Golden Grain Energy, LLC as of October 31, 2005 and the related statements of operations, changes in members’ equity, and cash flows for the years ended October 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC, as of October 31, 2005 and the results of its operations and its cash flows for the years ended October 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Boulay, Heutmaker, Zibell & Co., P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota
December 2, 2005

GOLDEN GRAIN ENERGY, LLC

Balance Sheet

October 31,
2005
ASSETS

Current Assets
Cash and equivalents	$8,138,121
Restricted cash	2,786,511
Accounts receivable	4,499,277
CCC Bioenergy program receivable	1,757,168
Related party receivable	10,000
Other receivables	216,848
Derivative instruments	108,945
Inventory	966,453
Prepaid and other	1,104,932
Total current assets	19,588,255

Property and Equipment
Land and land improvements	896,222
Grain handling equipment	412,669
Office equipment	248,532
Plant and process equipment	50,586,404
Construction in progress	30,896
52,174,723
Less accumulated depreciation	3,578,409
Net property and equipment	48,596,314

Other Assets
Debt issuance costs	453,507

Total Assets	$68,638,076

Notes to Financial Statements are an integral part of this Statement.

October 31,
2005
LIABILITIES AND EQUITY

Current Liabilities
Current portion long-term debt	$1,721,456
Accounts payable	1,147,122
Accrued interest	138,366
Accrued expenses	215,684
Derivative instruments	498,895
Related party payable	250,000
Total current liabilities	3,971,523

Long-term debt, net of current maturities	20,841,669

Commitments and Contingencies

Members’ Equity
Member contributions	26,919,956
Retained earnings	16,904,928
Total members’ equity	43,824,884

Total Liabilities and Members’ Equity	$68,638,076

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Year Ended October 31, 2005	Year Ended October 31, 2004

Revenues	$71,514,220	$—

Cost of Goods Sold	50,183,446	—

Gross Profit	21,330,774	—

Operating Expenses	5,782,864	693,188

Operating Income (Loss)	15,547,910	(693,188)

Other Income (Expense)
Interest income	138,869	32,122
Interest expense	(1,686,071)	(2,304)
CCC Bioenergy income	4,784,129	—
Loss on sale of asset	(34,134)	—
Unrealized loss on derivative instruments	—	(1,259,126)
Other income	447,666	1,300

Total	3,650,459	(1,228,008)

Net Income (Loss)	$19,198,369	$(1,921,196)

Net Income (Loss) Per Unit (27,560,000 and 23,327,100 weighted average units outstanding, respectively)	$0.70	$(0.08)

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statement of Changes in Members’ Equity

For the years ended October 31, 2004 and October 31, 2005

Balance - November 1, 2003	$69,987
Contributed capital for 26,640,000 Class A units, December, 2003	26,640,000
Cost related to capital contributions	(162,276)
Net loss	(1,921,196)
Balance - October 31, 2004	$24,626,515
Net income	19,198,369
Balance - October 31, 2005	$43,824,884

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Year Ended October 31, 2005	Year Ended October 31, 2004

Cash Flows from Operating Activities
Net income (loss)	$19,198,369	$(1,921,196)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	3,623,326	4,278
Realized and unrealized loss on derivative instruments	—	1,259,126
Realized loss on disposal of fixed assets	34,134	—
Change in assets and liabilities
Accounts receivable	(6,473,293)	—
Inventory	(966,453)	—
Derivative instruments	499,941	(1,369,117)
Prepaid and other	(1,087,172)	(20,671)
Accounts payable	1,035,885	22,984
Accrued expenses	236,193	115,994
Net cash provided by (used in) operating activities	16,100,930	(1,908,602)

Cash Flows from Investing Activities
Proceeds from sale of assets	5,000	—
Capital expenditures	(5,835,065)	(22,964,359)
Net cash used in investing activities	(5,830,065)	(22,964,359)

Cash Flows from Financing Activities
Increase in restricted cash	(2,786,511)	—
Capital expenditure grant received	—	300,000
Payments for long-term debt	(6,789,643)	(60,000)
Proceeds from long-term debt	10,411,274	—
Payments for construction retainage payable	(4,490,758)	—
Payments for debt issuance costs	(26,173)	(459,195)
Member contributions	—	26,640,000
Net cash provided by (used in) in financing activities	(3,681,811)	26,420,805

Net Increase in Cash and Equivalents	6,589,054	1,547,844

Cash and Equivalents – Beginning of Period	1,549,067	1,223

Cash and Equivalents – End of Period	$8,138,121	$1,549,067

Supplemental Cash Flow Information

Interest paid	$1,632,777	$2,304

Interest capitalized	$125,126	$239,184

Supplemental Disclosure of Noncash Investing and Financing Activities

Conversion of construction loan	$28,952,768	$—

Construction costs in accounts payable	$—	$4,917,084

Construction costs in long-term debt	$—	$18,765,168

Deferred offering costs transferred to cost of raising capital	$—	$162,276

Deposit applied to land purchase	$—	$15,000

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements
October 31, 2005

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 40 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles in the continental United States. The Company was formed March 18, 2002, and was considered a development stage enterprise until December 13, 2004, at which time operations formally commenced.

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

Restricted Cash

The Company is required to deposit cash into a restricted cash account in accordance with loan covenants for long term debt as discussed in Note 3.

Trade Accounts Receivable

Trade accounts receivable are recorded at their estimated net realizable value.  The Company follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Company believes that such accounts will be collectible in all material respects and thus an allowance is not necessary.  Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s marketing agreements.  Accounts considered uncollectible are written off. Credit terms are extended to customers in the normal course of business.  The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

Commodity Credit Corporation Bioenergy Program

On August 18, 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program (CCC), a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year.  New production is eligible and is considered increased production.  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any USDA fiscal year exceed the maximum annual funding of the program.  For the year ended October 31, 2005 the Company recorded approximately $4,784,000 as other income from the CCC.  As of December 2005 the Company had received approximately $4,735,000, including approximately $1,708,000 of the receivable recorded at year end from the CCC Bioenergy Program.  The Company was not eligible for Bioenergy Program payments prior to commencement of production in December 2004.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  The Company has also entered into derivative

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements
October 31, 2005

contracts to hedge the Company’s exposure to price risk as it relates to ethanol sales.  All derivative contracts are recognized on the balance sheet at their fair market value.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes.  During the year ended October 31, 2005, the Company had recorded a combined realized and unrealized loss for derivatives of approximately $529,000 for corn and natural gas.  These losses are recorded in cost of goods sold.  Also during the year ended October 31, 2005 the Company recorded an unrealized loss for ethanol derivatives of approximately $1,126,000.  This loss is recorded in revenues.  There was a realized loss for corn derivatives during the year ended October 31, 2004 of approximately $528,000 and an unrealized loss of approximately $731,000 recorded in other income and expense.

Inventories

Inventories, which consist primarily of corn, ethanol and distillers grains with soluble, are stated at the lower of average cost or market.

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value.  Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method, generally 5 to 10 years.  During the fourth quarter of 2005 some of the estimated useful lives were changed resulting in a decrease of net income of approximately $626,000 or $0.02 per unit.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

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

Grants and Incentive Programs

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset upon complying with the conditions of the grant.

The Company records income from federal and state incentive programs related to the production of ethanol when the Company has sold the ethanol and completed all the requirements of the applicable incentive program.

Income Taxes

Golden Grain Energy, LLC is treated as a partnership for federal and state income tax purposes, and generally does not incur income taxes.  Instead its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements.

Fair Value of Financial Instruments

The carrying value of cash and restricted cash approximates their fair value. The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices. It is not currently practicable to estimate fair value of the long-term debt.  Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 3 and 4, there are no readily determinable similar instruments on which to base an estimate of fair value.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements
October 31, 2005

2.  INVENTORY

Inventory consists of the following at October 31, 2005:

Raw materials	$444,767
Work in process	353,167
Finished goods	168,519
Totals	$966,453

3.  BANK FINANCING

On January 16, 2004, the Company executed a mortgage and entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit.

Interest on the line of credit is charged at the prime rate plus 0.75% (7.75% and 5.5% at October 31, 2005 and 2004 respectively), adjusted quarterly.  The Company must maintain a zero balance on the line of credit, for a consecutive period of at least 30 days, during each rolling twelve month period.

On February 14, 2005 the Company converted the construction loan to a ten year term loan.  The amount converted was $28,952,768 rather than the anticipated $32,000,000. The term agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.  Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for fiscal year 2005 and $1,250,000 additional, for each year thereafter, not to exceed a total of $6,500,000. Borrowings from the lender are secured by substantially all of the assets of the Company.  The Company has other restrictive covenants which require minimum ratios and restrict distributions during the twelve months following construction completion.  Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1. On May 23, 2005 the Company deposited $2,750,000 into a restricted account with the bank for fiscal year 2005 in accordance with restrictive covenants.

Loan covenants also restrict prepayment amounts on the term loan to 20% of the note balance in any given fiscal year.  On September 23, 2005 the Company made a prepayment on the term loan of $5,600,000.

4.  LONG-TERM DEBT

Long-term debt consists of the following at October 31, 2005:

Term loan (Note 3)	$22,163,125

Note payable to subordinated creditor Iowa Department of Economic Development, due in sixty monthly installments beginning January 2006 of $1,667 without interest, payable in full in December 2010.	300,000

Note payable to subordinated creditor Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol by December 2007, otherwise due with interest at 8.5% over five years	100,000
22,563,125
Less amounts due within one year	1,721,456

Totals	$20,841,669

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements
October 31, 2005

The estimated maturities of long-term debt at October 31, 2005 are as follows:

2006	$1,721,456
2007	1,860,100
2008	2,006,277
2009	2,164,195
2010	2,334,795
Thereafter	12,476,302
Total long-term debt	22,563,125

5.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units.  Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were be Class A units.  The Company is authorized to issue up to 30,000,000 membership units without respect to class.  No additional units may be issued for less than $0.50 per unit without the consent of at least the majority of the units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.  As of October 31, 2005 the Company had 26,640,000 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

6.  LEASE OBLIGATIONS

The Company has two leases for equipment over terms of 4 to 7 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the lease.   Rent expense for operating leases for the fiscal year ending October 31, 2005 was approximately $390,000.  There was no rent expense in 2004.

At October 31, 2005 the Company had the following minimum commitments for payment of rentals under leases which at inception had non-cancelable terms of more than one year.

Operating Leases
2006	$311,040
2007	311,040
2008	218,387
2009	147,600
2010	147,600
Thereafter	86,100
Total lease commitments	$1,221,767

7.  RELATED PARTY TRANSACTIONS

As of October 31, 2005, the Company has approximately $250,000 in retainage payable to its contractor, who is also a member, for construction of the ethanol plant.

One of the members of the Company’s Board of Directors is the general manager of an elevator from which corn and miscellaneous materials are purchased.  The Company also purchases corn and miscellaneous materials from an elevator whose owner is also a member of the Company’s Board of Directors.  Purchases from these two companies totaled approximately $17,517,000 for the year ending October 31, 2005.  As of October 31, 2005 the Company has approximately $6,000 in accounts payable to these elevators.   At October 31, 2005 the Company has forward contracts to purchase approximately 9,476,200 bushels of corn with related parties.  Forward contracts are purchased at various dates through September 2006.  The price of those contracts ranges between $1.535 and $2.285 per bushel or have a basis level established by the CBOT futures between $-0.13 and $-0.37.

The Company purchases employee health benefits through an insurance agent who is a member of the Board of Directors.  Purchases totaled approximately $185,000 for the year ending October 31, 2005.  As of October 31, 2005

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements
October 31, 2005

the Company had approximately $17,000 in prepaid expenses to the insurance company this Board member represents.

8.  EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Eligibility requirements require that all employees receiving at least $5,000 in compensation, during any two prior years and who are reasonably expected to receive at least $5,000 in compensation during the current year are eligible to participate in the plan.  The Company makes a matching contribution of 3% of the participants’ eligible wages.  At October 31, 2005 the Company had made matching contributions of approximately $42,000.  There were no matching contributions made in the year ending October 31, 2004.

9.  INCOME TAXES

The approximate differences between financial statement basis and tax basis of assets are as follows at October 31, 2005:

Financial statement basis of total assets	$68,638,000

Valuation of derivative instruments, net	975,000

Prepaid assets expensed for tax purposes	(576,000)

Organizational costs expensed for financial reporting purposes	1,427,000

Depreciation and amortization for tax purposes in excess of depreciation and amortization for financial reporting purposes	(20,839,000)

Taxable income basis of total assets	$49,616,000

With the exception of the net derivative liability reflected above, there were no differences between the financial statement basis and tax basis of the Company’s liabilities.

10.  COMMITMENTS AND CONTINGENCIES

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

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements
October 31, 2005

In May 2004, the Company entered into an agreement with U.S. Water Services to provide the company with the necessary water treatment chemicals, testing reagents, engineering services, environmental support services and plant start up assistance.  Under this agreement, the Company pays U.S. Water Services $5,335 per month for an annual total of approximately $64,000. In addition, under this agreement, the Company has purchased integration software and hardware from U.S. Water Services for $10,000.  The agreement expires 3 years from the date the plant is operational.  If the Company chooses to terminate this contract before the 3 year agreement expires, the Company is required to pay a prorated charge in the amount of $246 a month for the number of remaining months on the agreement.  The Company terminated this agreement in September 2005.  The cost to settle the prorated charge was $40,060 which included $23,652 for water treatment supplies.

Development Agreement

In December 2003, the Company entered into a private re-development agreement with the City of Mason City for construction of the ethanol plant and site improvements at the Mason City plant site.  Under the agreement, in exchange for the Company building the plant, employing a minimum of 30 employees, agreeing to annexation in the City and the payment of a special water fee of $3,333 for a period of ten years, the City of Mason City agrees to pay semi-annual economic development grants to the Company equal to the amount of the tax assessments imposed by Cerro Gordo County on the Company’s plant beginning in October of 2006 and continuing for 10 years.  These grants are anticipated to total approximately $1,000,000 or more.

Marketing Agreements

The Company has an agreement with an unrelated company for the purpose of marketing and selling all the distillers grains the Company is expected to produce.  The initial term of the agreement is one year, and shall remain in effect until terminated by either party at its unqualified option, by providing written notice of not less than 120 days to the other party.

The Company has an agreement with an unrelated company to market, sell and distribute the entire amount of ethanol produced at this facility.  The agreement shall commence on the first day of the month that the Company initially ships ethanol and shall continue for a period of 12 months.  Unless the agreement is terminated at that time, the agreement will automatically renew for successive additional terms of one year each.

Natural Gas, Corn and Denaturant Contracts

At October 31, 2005, the Company has forward contracts to purchase approximately 470,000 million British thermal units (MMBTU) of natural gas during November 2005 through June 2006.  The price for those contract range between $10.00 and $13.85 or have a basis level established vs. NYMEX futures between $-0.25 and $0.25.

At October 31, 2005 the Company has forward contracts to purchase approximately 13,345,000 bushels of corn at various dates through September 2006 of which approximately 9,476,000 bushels of corn is with related parties.  The price of those contracts range between $1.535 and $2.285 per bushel or have a basis level established by the CBOT futures between $-0.13 and $-0.37.

At October 31, 2005 the Company had purchase commitments for denaturant deliveries of 189,000 gallons per month through December 31, 2005.  The value of this commitment is approximately $444,000.  Additionally, the Company has a purchase commitment for additional denaturant deliveries for an estimated 3,000,000 gallons from January 2006 through December 2006.  The value of this commitment is approximately $4,623,000.

11.  SUBSEQUENT EVENTS

Plant Expansion

In November 2005, the Company’s members ratified the decision of the board of directors to double the production capacity of our existing ethanol plant to add approximately another 40 million gallons per year of ethanol production

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements
October 31, 2005

capacity.  The expansion is expected to cost approximately $45,000,000.  The Company is presently exploring financing options which will include a combination of cash on hand and bank financing.

Distillation Optimization

In November 2005, the Company entered into an agreement with an unrelated party to provide efficiency optimization for the distillation process.  The project scope includes optimization enhancements to provide advanced process controls for the water balance and distillation optimization.  The project will begin in December 2005 and is projected to be completed in June 2006.  Total project costs are expected to be approximately $450,000.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a bin for grain storage.  The bin is expected to cost approximately $580,000 and expand corn storage capacity by 375,000 bushels.

Distributions

In December 2005, the Company declared a cash distribution of $0.10 per unit to the holders of Class A and B units of record at the close of business on January 1, 2006.

Management Compensation

In December 2005, the Company approved and authorized, under a bonus and bonus unit plan adopted in December 2005, cash awards totaling approximately $91,000, to four members of management.  Under the plan, these cash awards must be used to purchase restricted units in the Company.

Loan Payment

In December 2005, the Company made a prepayment on the term loan of approximately $4,390,000 for the fiscal year 2006 in accordance with the loan covenant.

Restricted Account

In December 2005, the Company deposited into a restricted account with the bank $1,250,000 in accordance with the loan covenant for the 2006 fiscal year.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. has been our independent registered public accounting firm since the Company’s inception and is the Company’s independent registered public accounting firm at the present time.  The Company has had no disagreements with its auditors.

ITEM 8A.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2005.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2005 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

On December 15, 2005, our board of directors authorized Walter Wendland to begin preliminary discussions with Absolute Energy, LLC regarding the possibility of Golden Grain Energy, LLC providing consulting services to Absolute Energy, LLC during the construction and subsequent operation of an ethanol plant.  Currently, a definitive agreement has not been reached.

On December 29, 2005, our compensation committee approved and authorized cash awards to four members of our senior management team for their performance during 2005.  These cash awards were made pursuant to a bonus and bonus unit plan adopted by our board of directors on December 19, 2005.  Under the plan, these cash awards must be used to purchase restricted units in the Company.  December 29, 2006, the company issued 36,400 Class A Units at a price of $2.50 per unit our senior team for a total offering of $91,000 of Class A Units.  These Class A Units will not be registered.  The Company will claim an exemption from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and will file a Form D with the Securities and Exchange Commission.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated by reference to the definitive proxy statement from our 2006 Annual Meeting of Members to be filed with the Securities and Exchange Commission on the same day as this 10-KSB.  This proxy statement is referred to in this report as the 2006 Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

ITEM 13.                                              EXHIBITS.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit
3.1	Articles of Organization of Registrant. Filed as Exhibit 3.1 to the Registrant’s registration statement on Form S-2B (Commission File 333-101441) and incorporated by reference herein.

3.2	Second Amended and Restated Operating Agreement dated November 15, 2005, of the Registrant.

4.1	Form of Membership Unit Certificate. Filed as Exhibit 4.2 to the Registrant’s registration statement on Form SB-2 (Commission File 333-101441) and incorporated by reference herein.

10.1	Golden Grain Energy, LLC Bonus and Bonus Unit Plan dated December 19, 2005

14.1	Code of Ethics of the Registrant adopted January 14, 2004. Filed as Exhibit 14.1 to registrant’s Form 10-KSB for fiscal year ended October 31, 2003 and incorporated by reference herein.

31.1	Certificate pursuant to 17 CFR 240.15d-14(a).

31.2	Certificate pursuant to 17 CFR 240.15d-14(a).

32.1	Certificate pursuant to 18 U.S.C. Section 1350.

32.2	Certificate pursuant to 18 U.S.C. Section 1350.

ITEM 14.                                              PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2006 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	January 30, 2006	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	January 30, 2006	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 30, 2006	/s/ Dave Sovereign
Dave Sovereign, Chairman

Date:	January 30, 2006	/s/ Jim Boeding
Jim Boeding, Director

Date:	January 30, 2006	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date:	January 30, 2006	/s/ Steve Eastman
Steve Eastman, Director

Date:	January 30, 2006	/s/ Bernard Retterath
Bernard Retterath, Director

Date:	January 30, 2006	/s/ Stan Laures
Stan Laures, Director

Date:	January 30, 2006	/s/ Jerry Calease
Jerry Calease, Director

Date:	January 30, 2006	/s/ Marion Cagley

Date:	January 30, 2006	/s/ Chris Schwarck
Chris Schwark, Director