Form 10QSB
period 2006-01-31
GOLDEN GRAIN ENERGY
filed 2006-03-17
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended January 31, 2006

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to

Commission file number 333-101441

GOLDEN GRAIN ENERGY, LLC

(Exact name of small business issuer as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1822 43rd Street, Mason City, Iowa 50401

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at March 1, 2006
Class A Membership Units	23,676,400
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):                                                                   ☐  Yes     ☒  No

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GRAIN ENERGY, LLC

Condensed Balance Sheet

January 31, 2006
(Unaudited)
ASSETS

Current Assets
Cash and equivalents	$9,352,783
Restricted cash	4,065,909
Accounts receivable	2,565,852
CCC Bioenergy program receivable	235,342
Related party receivable	10,000
Other receivables	88,986
Derivative instruments	527,016
Inventory	1,047,189
Prepaid and other	1,124,440
Total current assets	19,017,517

Property and Equipment
Land and land improvements	3,817,526
Building and grounds	14,688,492
Grain handling equipment	6,344,944
Office equipment	255,317
Plant and process equipment	27,119,942
Construction in progress	321,310
52,547,531
Less accumulated depreciation	4,558,221
Net property and equipment	47,989,310

Other Assets
Debt issuance costs	504,950

Total Assets	$67,511,777

Notes to Financial Statements are an integral part of this Statement.

January 31, 2006
(Unaudited)

LIABILITIES AND EQUITY

Current Liabilities
Current portion long-term debt	$6,448,787
Accounts payable	1,548,295
Accrued interest	110,466
Accrued expenses	125,555
Distributions payable	2,759,640
Related party payable	7,875,000
Total current liabilities	18,867,743

Long-term debt, net of current maturities	15,065,807

Commitments and Contingencies

Members’ Equity	33,578,227

Total Liabilities and Members’ Equity	$67,511,777

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Quarter Ended	Quarter Ended
	January 31, 2006	January 31, 2005
	(Unaudited)	(Unaudited)

Revenues	$17,510,316	$7,336,631

Cost of Goods Sold	16,122,484	5,720,308

Gross Profit	1,387,832	1,616,323

Operating Expenses	1,037,707	896,927

Operating Income	350,125	719,396

Other Income (Expense)
Interest income	90,342	385
Interest expense	(390,535)	(243,311)
CCC Bioenergy income	186,155	343,955
Grant income	150,000	—

Total	35,962	101,029

Net Income	$386,087	$820,425

Net Income Per Unit (27,564,550 and 27,560,000 weighted average units outstanding, respectively)	$0.01	$0.03

Distributions Per Unit	$0.10	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Cash Flows

	Quarter Ended	Quarter Ended
	January 31, 2006	January 31, 2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$386,087	$820,425
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	1,000,622	465,903
Realized and unrealized loss on derivative instruments	4,555,070	200,615
Amortization of unearned compensation	1,896	—
Change in assets and liabilities
Accounts receivable	1,933,425	(2,894,502)
Inventory	(80,736)	(1,833,331)
Derivative instruments	(5,472,036)	(420,000)
Prepaid and other	1,630,180	(574,007)
Accounts payable	401,173	884,045
Accrued expenses	(118,029)	93,049
Net cash provided by (used in) operating activities	4,237,652	(3,257,803)

Cash Flows from Investing Activities
Capital expenditures	(416,600)	—
Net cash used in investing activities	(416,600)	—

Cash Flows from Financing Activities
Increase in restricted cash	(1,279,398)	—
Capital expenditure grant received	43,792	—
Payments for long-term debt	(5,023,530)	—
Proceeds from long-term debt	3,975,000	—
Proceeds from construction note	—	5,725,008
Payments for construction retainage payable	(250,000)	(2,063,681)
Payments for debt issuance costs	(72,254)	(23,874)
Net cash provided by (used in) in financing activities	(2,606,390)	3,637,453

Net Increase in Cash and Equivalents	1,214,662	379,650

Cash and Equivalents — Beginning of Period	8,138,121	1,549,067

Cash and Equivalents — End of Period	$9,352,783	$1,928,717

Notes to Financial Statements are an integral part of this Statement.

	Quarter Ended	Quarter Ended
	January 31, 2006	January 31, 2005
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid	$418,435	$80,495

Interest capitalized	$—	$125,126

Supplemental Disclosure of Noncash Investing and Financing Activities

Construction costs in accounts payable	$—	$2,853,403

Construction costs in long-term debt	$—	$4,603,967

Dividends declared but not paid	$2,759,640	$—

Redemption of Class A membership units	$7,875,000	$—

Restricted stock issued as unearned compensation	$91,000	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Condensed Financial Statements

(Unaudited)

January 31, 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2005, contained in the Company’s annual report on Form 10-KSB for 2005.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 40 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles in the continental United States. The Company was formed March 18, 2002, and was considered a development stage enterprise until December 13, 2004, at which time operations formally commenced. In November 2005, the Company’s members ratified the decision of the board of directors to double the production capacity of the existing ethanol plant to add approximately another 40 million gallons per year of ethanol production capacity. The expansion is expected to cost approximately $45,000,000. The Company has explored financing options which will include a combination of cash on hand and bank financing (see Note 9). The project is expected to begin in April 2006.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Commodity Credit Corporation Bioenergy Program (CCC) incentives include significant estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. The Company maintains its accounts primarily at one financial institution. At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation.

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

Commodity Credit Corporation Bioenergy Program

On August 18, 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture. This program enables the Company to receive payments based on increases in production of ethanol over the previous year of up to $7,500,000 per year. New production is eligible and is considered increased production. Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any USDA fiscal year exceed the maximum annual funding of the program. For the quarters ended January 31, 2006 and 2005 the Company recorded approximately $186,000 and $344,000 respectively, as other income from the CCC. The Company was not eligible for Bioenergy Program payments prior to commencement of production in December 2004 and estimates the Program to be completed in June 2006.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts. The Company has also entered into derivative contracts to hedge the Company’s exposure to price risk as it relates to ethanol sales. All derivative contracts are recognized on the balance sheet at their fair market value. Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes. During the quarter ended January 31, 2006 and 2005, the Company had recorded a combined realized and unrealized gain for derivatives from corn and natural gas of approximately $465,500 and an unrealized loss of $200,600 respectively. These losses and gains are recorded in cost of goods sold. Also during the quarter ended January 31, 2006, the Company recorded an unrealized loss for ethanol derivatives of approximately $4,103,600 that is recorded in revenues. The realized loss for the quarter ended January 31, 2006, was approximately $917,000.

Inventories

Inventories, which consist primarily of corn, ethanol and distillers grains with solubles, are stated at the lower of average cost or market.

Property and Equipment

Property and equipment is stated at the lower of cost or estimated fair value. Once assets are placed in service, depreciation is provided over estimated useful lives by use of the straight-line method, generally 5 to 40 years. Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.

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

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provision of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and the related interpretations. Compensation cost for stock options granted issued to non-employees is measured as the fair value of the option. Such compensation costs are amortized to operations over the underlying option vesting terms.

The following table represents the effect of net loss if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

Quarter Ended January 31, 2006
Net income, as reported	$386,087
Plus total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,896
Minus total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,896)

Pro-forma net income, as adjusted	$386,087

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first interim or annual reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model, such as Black-Scholes, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company will be required to adopt SFAS 123R during its interim reporting period beginning February 1, 2006. The Company does not believe that the adoption of SFAS 123R will have a significant effect on its operations or financial position.

Fair Value of Financial Instruments

The carrying value of cash, restricted cash and derivative instruments approximates their fair value. The Company believes the carrying amount of derivative instruments approximates fair value based on current market prices. It is not currently practicable to estimate fair value of the long-term debt. Because these agreements contain certain unique terms, conditions, covenants, and restrictions, as discussed in Notes 3 and 4, there are no readily determinable similar instruments on which to base an estimate of fair value.

2.  INVENTORY

Inventory consists of the following at January 31, 2006:

Raw materials	$668,576
Work in process	298,013
Finished goods	80,600
Totals	$1,047,189

3.  BANK FINANCING

On January 16, 2004, the Company executed a mortgage and entered into a $33,500,000 million credit facility with a bank, consisting of a convertible construction loan of $32,000,000 and a $1,500,000 line of credit. On January 30, 2006, the Company amended its credit agreement increasing the credit facility to $38,500,000, allowing for an increase in the line of credit to $6,500,000 and extending the term of the line of credit to April 1, 2007.

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

Interest on the line of credit is charged at the prime rate plus 0.75% before and 0.65% after January 30, 2006. As of January 31, 2006, the interest rate on the line of credit was 8.0% and there were no amounts outstanding.

Five individual irrevocable letters of credit each for $1,000,000 were established in favor of Hartland Fuel Products, LLC, our ethanol swap broker, from the $6,500,000 available line of credit. The letters were issued to allow the Company access to cash consumed by the ethanol derivative instruments and had a one time fee of $37,500. The letters of credit alone do not carry an interest rate unless they are drawn on. On January 31, 2006, there were $5,000,000 of letters of credit issued to Hartland Fuel Products, LLC, but not drawn upon, leaving $1,500,000 available on the line of credit.

On January 30, 2006, the Company entered into a second credit agreement with its bank in a Future Advance Mortgage in the amount of $3,975,000 for the redemption of 3,000,000 membership units from Fagen Energy, Inc., as mentioned in Note 6. The loan bears interest at 7.95% and is payable in full no later than January 30, 2007. We executed a pledge agreement on January 30, 2006, with the bank in connection with the mortgage and pledged the 3,000,000 membership units that were redeemed. The bank later cancelled the pledge agreement as of January 30, 2006.

Borrowings from the lender are secured by substantially all of the assets of the Company. The Company has other restrictive covenants that require minimum ratios and restrict distributions during the twelve months following construction completion. Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for fiscal year 2005 and $1,250,000 for each year thereafter, not to exceed a total of $6,500,000. Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1 and total debt to equity less than 1.5:1. In December 2005, the Company deposited $1,250,000 into a restricted account with the bank for fiscal year 2006 in accordance with restrictive covenants. Loan covenants also restrict prepayment amounts on the term loan to 20% of the note balance in any given fiscal year. In December 2005 the Company made a prepayment on the term loan of approximately $4,390,000 for the 2006 fiscal year.

The Company was out of compliance with its current ratio and working capital covenants as of January 31, 2006. The lender has waived compliance for the violations that existed for the quarter ending January 31, 2006.

4.  LONG-TERM DEBT

Long-term debt consists of the following at January 31, 2006:

Term loan (Note 3)	$17,141,261

Term loan (Note 3)	3,975,000

Note payable to subordinated creditor Iowa Department of Economic Development, due in sixty monthly installments beginning January 2006 of $1,667 without interest, payable in full in December 2010.	298,333

Note payable to subordinated creditor Iowa Department of Economic Development, forgivable upon completion of the ethanol plant and the sale of 40 million gallons of ethanol by December 2007, otherwise due with interest at 8.5% over five years (forgiven in February 2006)	100,000
21,514,594
Less amounts due within one year	6,448,787
Totals	$15,065,807

The estimated maturities of long-term debt at January 31, 2006 are as follows:

2007	$6,448,787
2008	3,530,417
2009	3,449,784
2010	3,734,454
2011	4,042,752
Thereafter	308,400
Total long-term debt	$21,514,594

5.      MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units. Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units. The Company is authorized to issue up to 30,000,000 membership units, without respect to class. No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding. Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution. As of January 31, 2006 the Company had 26,676,400 Class A membership units issued and outstanding membership units issued and outstanding. This Class A unit number does not reflect the redemption of membership units mentioned in Note 6.

6.                 RELATED PARTY TRANSACTIONS

As of January 31, 2006, the Company entered into an agreement with a related party for the redemption of 3,000,000 Class A membership units. The redemption price for the units was $2.625 per unit for a total of $7,875,000. As of January 31, 2006, the Company had recorded a liability and reduced members’ equity for this transaction. On February 1, 2006, the redemption was completed and the liability was paid on February 2, 2006, the Company effectively cancelled the redeemed shares.

One of the members of the Company’s Board of Directors is the general manager of an elevator from which corn and miscellaneous materials are purchased. The Company also purchases corn and miscellaneous materials from an elevator whose owner is also a member of the Company’s Board of Directors. Purchases from these two companies totaled approximately $3,195,500 and $2,084,000 for the quarters ending January 31, 2006 and 2005, respectively. As of January 31, 2006 the Company has approximately $145,500 in accounts payable to these elevators.  At January 31, 2006, the Company has forward contracts to purchase approximately 7,835,000 bushels of corn with related parties. Approximately 1,535,000 of the contracted bushels have a price range between $1.72 and $2.26 per bushel and approximately 6,300,000 have a basis level established by the CBOT futures between $-0.13 and $-0.33. Forward contracts are purchased at various dates through September 2006.

The Company purchases employee health, life and disability benefits through an insurance agent who was a member of the Board of Directors until February 7, 2006. Purchases totaled approximately $51,000 and $50,000 for the quarters ending January 31, 2006 and 2005 respectively. As of January 31, 2006, the Company had approximately $14,000 in prepaid expenses to the insurance company this former Board member represents.

In January 2006 the Golden Grain Energy, LLC was appointed to the Board of Governors of the company used to market our production of ethanol. Sales to the company totaled approximately $19,980,000 and $6,080,000 for the quarters ended January 31, 2006 and 2005 respectively. For the quarters ended January 31, 2006 and 2005 respectively we spent approximately $97,300 and $27,000 in marketing fees to this company. The total receivable from the marketing group as of January 31, 2006 was approximately $1,845,000.

7.                 BONUS UNIT PLAN

In December 2005, the Company implemented a Bonus and Bonus Unit Plan for management level employees. Under the terms of the plan, the Company’s Compensation Committee may award bonus units to certain management employees (participants) on an annual basis. The bonus units are restricted Class A units, and are governed by the Company’s most current Operating Agreement. Upon receipt of the bonus units, the participants have all of the rights of a unit holder. The restricted period of the units is defined as the time period beginning on the issue date of the units and ending on the fifth anniversary of the issue date.

On the third anniversary of the issue date, the restriction period will end with respect to 50% of the bonus units covered by a respective annual award, and, as such, the participants will have equivalents rights, privileges and obligations as other unit holders. On the fourth and fifth anniversaries of the issue date, an additional 25% of the bonus units will be released from the applicable restrictions.

On December 19, 2005, the Compensation Committee issued 36,400 units under the plan with an issue price of $2.50, for a total of approximately $91,000, all of which are outstanding as of January 31, 2006.  The Company had record unearned compensation of approximately $91,000 and total compensation expense of approximately $2,000 through the quarter ended January 31, 2006. As of January 31, 2006, the balance of the unearned compensation was approximately $89,000. There was no unearned compensation or compensation expense recorded for the quarter ended January 31, 2005.

8.              COMMITMENTS AND CONTINGENCIES

Natural Gas, Corn  and Denaturant Contracts

At January 31, 2006, the Company has forward contracts to purchase approximately 470,000 million British thermal units (MMBTU) of natural gas during February 2006 through September 2006. The price for those contract range between $9.60 and $13.75 or have a basis level established vs. NYMEX futures of $-0.85.

At January 31, 2006, the Company has forward contracts to purchase approximately 11,119,400 bushels of corn at various dates through September 2006 of which approximately 7,835,000 bushels of corn is with related parties. Approximately 3,419,400 of the contracted bushels have a price range between $1.72 and $2.36 per bushel and approximately 7,700,000 have a basis level established by the CBOT futures between $-0.13 and $-0.35.

At January 31, 2006, the Company has a purchase commitment for additional denaturant deliveries for an estimated 2,772,000 gallons from February 2006 through December 2006. The value of this commitment is approximately $4,000,000.

Distillation Optimization

In November 2005, the Company entered into an agreement with an unrelated party to provide efficiency optimization for the distillation process. The project scope includes optimization enhancements to provide advanced process controls for the water balance and distillation optimization. The project began in December 2005 and is projected to be completed in June 2006. Project costs through January 31, 2006 were approximately $104,000 and are expected to total approximately $450,000.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a 375,000 bushel bin for corn storage. Project costs thru January 31, 2006 were approximately $61,000 and are expected to total approximately $700,000.

Distributions

In December 2005, the Company declared a cash distribution of $0.10 per unit to the holders of Class A and B units of record at the close of business on January 1, 2006.  The distribution of $2,759,640 is recorded as a liability on January 31, 2006 and was paid to members in February 2006.

9.                 SUBSEQUENT EVENTS

Loan Forgiveness

In February 2006, the Company met the forgiveness requirements of its $100,000 loan with the Iowa Department of Economic Development through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) and the loan was forgiven.

Investment

On March 6, 2006, the Company subscribed for the purchase of 400 capital units of Absolute Energy, LLC, an ethanol plant founded by two of our members, at a price of $10,000 per unit for a total of $4,000,000.  In connection with the subscription, the Company paid a down payment of $600,000, and signed a promissory note for $3,400,000.  If Absolute Energy, LLC accepts the subscription, the Company will be required to pay Absolute Energy, LLC the entire amount due under the promissory note within 30 days of receiving notice from Absolute Energy, LLC that it is due.  If the Company fails to pay the entire amount due, the Company will be charged 12% interest per year, and Absolute Energy, LLC may seek legal action to force the Company to pay.  If Absolute Energy, LLC does not meet certain conditions of its offering, the Company expects that the promissory note will be cancelled and the down payment will be refunded to the Company.  The Company's investment would represent approximately a 6% ownership of Absolute Energy, LLC.

Bank Financing

On March 9, 2006, we obtained a conditional debt financing commitment letter from Home Federal Savings Bank.  The debt financing commitment letter is a non-binding agreement and obligates the lender to lend the Company the debt financing that it needs only if the Company satisfies all the conditions of the commitment. The conditional debt financing commitment is for the lesser of $40,000,000 or 60% of the total project appraised value. The $40,000,000 is expected to be comprised of $30,000,000 of new term debt, and a $10,000,000 line of credit. The debt commitment requires the Company to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.

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

•                  Overcapacity within the ethanol industry;

•                  Our ability to implement our expansion plans;

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

Our two largest costs of production are corn and natural gas. Both of these costs are affected by factors largely out of our control. The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather. Natural gas prices fluctuate with the energy complex in general. Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil. Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2006 and 2005:

	Quarter Ended January 31, 2006		Quarter Ended January 31, 2005
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$17,510,316	100.0	$7,336,631	100.0

Cost of Goods Sold	$16,122,484	92.1	$5,720,308	77.9

Gross Profit	$1,387,832	7.9	$1,616,323	22.1

Operating Expenses	$1,037,707	5.9	$896,927	12.2

Operating Income	$350,125	2.0	$719,396	9.9

Other Income (Expense)	$35,962	0.2	$101,029	1.3

Net Income	$386,087	2.2	$820,425	11.2

The differences between the line items reported above for the quarters ended January 31, 2005 and 2006 are largely attributable to our start-up operations beginning mid-quarter ended January 31, 2005. Therefore, as of the quarter ended January 31, 2005, we had not engaged in a full quarter of ethanol production. As a result, fixed operating expenses were a greater percentage of revenues during the quarter ended January, 31, 2005 than they were for quarter ended January 31, 2006.

Due to the plant shutdown during January 2006 (as described below) and losses on ethanol derivative contracts, revenues for the quarter ended January 31, 2006 were lower than anticipated, resulting in costs of goods sold being a higher percentage of revenues as compared with cost of goods sold reported for the quarter ended January 31, 2005.

Plan of Operation for the Next 12 Months

We expect to spend the next 12 months operating the ethanol plant to produce and sell ethanol and distillers grains and expanding the plant. We will continue to focus our attention on three main areas: (i) maximizing our plant’s operational efficiency to operate as competitively as possible; (ii) purchasing important manufacturing inputs such as corn and natural gas as cost effectively as possible; and (iii) pursuing expansion of our current plant to add additional production capacity of approximately 40 million gallons of ethanol per year.

Plant Operations

In December 2004 we completed construction of a 40 million gallon per-year corn-based ethanol plant near Mason City, Iowa. Shortly after completion of plant construction, we commenced operations and are currently producing ethanol and distillers grains at the plant. While management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs, there is no assurance or guarantee that we will be able to consistently satisfy these objectives.

We are subject to ongoing environmental regulations and testing. We were required to have the plant’s emissions standards tested by conducting a Relative Accuracy Test Audit (RATA) within six months of our start-up production. We completed and passed all associated compliance testing in May and December 2005. We must now conduct a RATA on an annual basis and disclose the level of emissions to the Iowa Department of Natural Resources on a quarterly basis.

In October 2005, we completed the expansion of our rail facility by installing four reconditioned turnouts to our existing rail track and constructing approximately 4,025 feet of new track and two additional turnouts. The total cost of the rail expansion was approximately $354,000. We anticipate the additional rail capacity will benefit our operations by allowing us to ship more of our products in larger quantities, which are generally more cost-efficient.

We are in the process of installing optimization enhancements to provide advanced process controls for our dryers, evaporators and the thermal oxidizer. The purpose of these enhancements is to provide greater efficiency in the drying of our distillers grains, which we anticipate will reduce our energy costs and potentially increase yield of our dried distillers grains. The optimization enhancements are designed to reduce moisture variability and achieve more control over emissions. The project began in December 2005 and is expected to be completed in June 2006. Project costs through January 31, 2006 were approximately $104,000 and are expected to total approximately $450,000.

We are in the process of constructing a 375,000 bushel corn storage bin. We entered into an agreement with an unrelated party in December 2005 for construction of the bin. Project costs through January 31, 2006 were approximately $61,000 and are expected to total approximately $700,000. We expect construction to begin in April 2006 and be completed by June 2006.

On January 7, 2006, a pump broke, causing an unexpected shut down of the plant. As a result of mechanical problems involving the restart of the plant, the plant did not operate at full capacity until early February 2006. The shutdown and subsequent period during which the plant did not operate at full capacity resulted in a decrease in operating income of approximately $1,800,000.

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

Plant Expansion

On November 15, 2005, our members ratified the board of directors’ approval of plans to double production capacity of our plant. On March 9, 2006, we obtained a conditional debt financing commitment letter from Home Federal Savings Bank, which we expect to provide us with the funds necessary for our planned plant expansion. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend us the debt financing that we need only if we satisfy all the conditions of the commitment. The conditional debt financing commitment is for the lesser of $40,000,000 or 60% of the total project appraised value. The $40,000,000 is expected to be comprised of $30,000,000 of new term debt, and a $10,000,000 line of credit. The debt commitment requires us to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.

We are researching the various transportation and other operational concerns relating to expansion. In order to expand the plant to add another 40 million gallons per year of production capacity, we must obtain a Title V emissions permit. We started the Title V permit application process on August 22, 2005. We expect to receive the Title V emissions permit in early April, 2006, however, there are no assurances that the permit will be obtained. We must receive the Title V emissions permit prior to beginning construction of the expansion. The Title V emissions permit would be the first such permit issued to an ethanol plant in Iowa. We expect to engage Fagen, Inc. to construct the expansion. Fagen, Inc. designed and built our current plant. However, we have not yet signed a design-build agreement for the expansion. We anticipate signing a design-build agreement and commencing construction in early April 2006 and we expect the expansion will be completed in June 2007.

We currently estimate the cost of the expansion to be approximately $45,000,000. This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion. We expect to fund the prospective expansion using a combination of debt and our cash on hand. We do not expect to seek additional equity from our members. The total amount of debt financing necessary to fund the plant expansion will depend on the amount of grants and government incentives we are able to secure. Loan covenants in our current financing agreements may restrict the amount of cash we can use for this purpose.

The expansion will most likely add 10 employees to the current staff of 33 and will increase the usage of North Iowa corn from 18 million to approximately 35 million bushels annually.

Employees

We currently have 33 full-time employees and do not expect a significant change in this number over the next twelve months. Upon expansion of the plant, we anticipate that we will need an additional 10 full-time employees.

Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Cost of Goods Sold

Corn yields nationwide have been much better than expected. Timely rains in most areas of the country have facilitated excellent corn yields, which will lead to excess supply and low corn prices for the time being. Excess supply projections have again been increased to nearly 2.5 billion bushels.  The 2005 corn crop was the second largest corn crop on record with national production at approximately 11.11 billion bushels and Iowa production at approximately 2.2 billion bushels. The 2005 corn crop is anticipated to provide an ample supply of corn, however, an expected increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices. Any increase in the price of corn would have a negative impact on our cost of goods sold.

Increased cost of fuel and fertilizer may reduce the amount of acres of corn planted next season, thus increasing the potential for price volatility in corn. On the contrary, should acreage remain relatively unchanged, management believes the additional supplies currently on hand will limit corn price increases. Increases in corn prices negatively impact our profitability by increasing our cost of goods and reducing our net operating income. Although we attempt to use hedging strategies to minimize our exposure to corn price movements, there is no guarantee or assurance that our hedging strategies will be effective.

Natural gas is also an important input commodity to our manufacturing process. In the next 12 months, we estimate that our natural gas usage will be approximately 125,000 British thermal units (mmbtu) per month when drying the distillers grains. We use natural gas to dry our distiller’s grain products to moisture contents at which they can be stored for long periods of time, and can be transported greater distances. Dry distillers grains have a much broader market base, including the western cattle feedlots, and the dairies of California, Arizona and Idaho. Recently, the price of natural gas has followed other energy commodities to historically high levels. In most recent months natural gas has dropped significantly (from about $13/mmbtu to $7/mmbtu). Historically, anything in the $5/mmbtu range was considered high.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged. As of January 31, 2006, the fair values of our derivative instruments relating to corn and ethanol are reflected as assets in the amounts of $527,016. There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or ethanol. However, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

As of January 31, 2006, we had forward corn purchase contracts for the purchase of approximately 11,119,400 bushels of corn at various dates through September 2006 of which approximately 7,835,000 bushels of corn is with related parties. We have price protection in place for approximately 30% of our corn needs through September 2006. As we move forward, additional protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for fiscal year 2006. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of January 31, 2006, we have forward contracts to purchase approximately 470,000 million British thermal units (MMBTU) of natural gas through September 2006. We currently do not have forward contracts to purchase natural gas beyond September 2006. Additional price protection for fiscal year 2006 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

As of January 31, 2006, we have a purchase commitment for additional denaturant deliveries for an estimated 2,772,000 gallons through December 2006. The value of this commitment is approximately $4,000,000.

Trends and Uncertainties Impacting the Ethanol Industry and Our Revenues

Our revenues consist of sales of ethanol and distillers grains. We expect ethanol sales to constitute the bulk of our revenues. Last quarter and continuing through the first two thirds of this quarter, the demand for ethanol increased relative to supply causing upward pressure on ethanol market prices. In the last month of the quarter some of those gains have been reduced, but prices remain historically strong. Increased demand, firm crude oil and gas markets, public acceptance, and positive political signals have all contributed to a strengthening of ethanol prices. In order to sustain these higher price levels however, management believes the industry will need to continue to grow demand to offset the increased supply brought to the market place by additional production.

We also expect to benefit from federal ethanol supports and federal tax incentives. Changes to these supports or incentives could significantly impact demand for ethanol. On August 8, 2005, President George W. Bush signed into law the Energy Policy Act of 2005 (the “Act”). The Act contains numerous provisions that are expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. Most notably, the Act created a 7.5 billion gallon renewable fuels standard (the “RFS”). The RFS is a national renewable fuels mandate as to the total amount of national renewable fuels usage but allows flexibility to refiners by allowing them to use renewable fuel blends in those areas where it is most cost-effective rather than requiring renewable fuels to be used in any particular area or state. The RFS will begin at 4 billion gallons in 2006, and increase to 7.5 billion gallons by 2012. According to the Renewable Fuels Association, the Act is expected to lead to about $6 billion in new investment in ethanol plants across the country.

On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement. The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis.  The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply.  Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met.  However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit. There are no other consequences for failure to collectively meet the 2006 standard.  The EPA expects to promulgate more comprehensive regulations by August 8, 2006, but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year.  In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program.  Further, the standards for compliance, record-keeping and reporting are expected to be clarified.

The Act also expands who qualifies as a small ethanol producer for purposes of the small ethanol producer tax credit. Historically, small ethanol producers were allowed a 10-cent per gallon production income tax credit on up to 15 million gallons of production annually. The size of the plant eligible for the tax credit was limited to 30 million gallons. Under the Act, the size limitation on the production capacity for small ethanol producers increases from 30 million gallons per year to 60 million gallons per year. The credit can be taken on the first 15 million gallons of production. The tax credit is capped at $1.5 million per year per producer. The credit is effective for taxable years ending after the date of enactment through 2010. Since we expect to now qualify as a small ethanol producer under the Act, we expect to be eligible for this tax credit this taxable year.

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

Ethanol production continues to grow as additional plants become operational. According to the Renewable Fuels Association, there are currently 95 ethanol plants in operation nationwide that have the capacity to annually produce 4.4 billion gallons. In addition, there are 29 new ethanol plants and 9 expansions of existing ethanol plants under construction constituting another 1.5 billion gallons of annual capacity. In addition, ADM has recently announced its plan to add 500 million gallons of ethanol production, clearly indicating its desire to maintain a significant share of the ethanol market. Since our current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. However, the increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from these additional plants and plant expansions could reduce the price we are able to charge for our ethanol. This may have a negative impact on our revenues.

Demand for ethanol has been supported by higher oil prices and its refined components and by clean air standards mandated by federal agencies have required highly populated areas to blend ethanol into their gasoline supplies as an oxygenate. The intent of the air standards is to reduce harmful emissions into the atmosphere. These mandates have been challenged in several metropolitan areas, and are currently being reviewed by the courts. In the future, the combination of additional supply, successful challenges to the clean air standards and stagnant or reduced demand may damage our ability to generate revenues and maintain positive cash flows.

Although the Energy Policy Act of 2005 did not impose a national ban of methyl tertiary butyl ether (“MTBE”), the primary competitor of ethanol as a fuel oxygenate, the Act’s failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the Clean Air Act’s reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repeals the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. However, the Clean Air Act also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of no less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Consumer resistance to the use of ethanol may affect the demand for ethanol which could affect our ability to market our product and reduce the value of your investment. Certain individuals believe that use of ethanol will have a negative impact on prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our ability sell our product and negatively affect our profitability.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts. We have also entered into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the January 31, 2006 balance sheet at their fair market value. Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes. On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarter ended January 31, 2006 and 2005, the Company recorded a combined realized and unrealized gain for derivatives from corn and natural gas of approximately $465,500 and an unrealized loss of $200,600 respectively. These losses and gains are recorded in cost of goods sold. Also during the quarter ended January 31, 2006, we recorded a realized and unrealized loss for ethanol derivatives of approximately $4,103,600. This loss is recorded in revenues. During the quarter ended January 31, 2006 we experienced a realized loss of approximately $917,000. We expect to realize additional losses in the future as derivative contracts come due.

Liquidity and Capital Resources

As of January 31, 2006, we had the following assets: cash and cash equivalents of approximately $9,353,000, total current assets of approximately $19,018,000 and total assets of approximately $67,512,000. As of January 31, 2006, we had total current liabilities of approximately $18,868,000 and long term debt, net of current maturities, of approximately $15,066,000. Total members’ equity as of January 31, 2006, is approximately $33,578,000. Revenue from operations for the quarter ended January 31, 2006 is approximately $17,510,000.

Short-Term and Long-Term Debt Sources

In January 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets.  On January 30, 2006, we amended the credit facility increasing the credit facility to $38,500,000. The Second Amendment to the Credit Agreement dated January 30, 2006 with Home Federal Savings Bank increased the revolving commitment amount to $6,500,000 and extended the term of the revolving credit to April 1, 2007. The revolving credit loan carries an interest rate of prime plus 0.65% and establishes five individual letters of credit in favor of Hartland Fuel Products, L.L.C. The letters of credit were issued to allow us access to cash consumed by the ethanol derivative instruments and had a one-time fee of $37,500. Interest on the line of credit is charged at the prime rate plus 0.75% before and 0.65% after January 30, 2006.  The interest rate on the line of credit was 8.0% and there were no amounts outstanding as of January 31, 2006.

On January 30, 2006, we entered into a second credit agreement with our bank in a Future Advance Mortgage in the amount of $3,975,000 for the redemption of 3,000,000 membership units from Fagen Energy, Inc., as mentioned in Note 6 to the financial statements. The loan bears interest at 7.95% and is payable in full not later than January 30, 2007. We executed a pledge agreement on January 30, 2006, with the bank in connection with the mortgage and pledged the 3,000,000 membership units that were redeemed. The bank later cancelled the pledge agreement as of January 30, 2006.

We converted the construction loan into a 10-year term loan on February 14, 2005. The principal amount of the converted loan was $28,952,768. The converted term loan agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income. The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements. Specifically, we must deposit into a restricted bank account each quarter an amount equal to 25% of our free cash flow, as defined in our loan agreements. These deposits are capped at $2,750,000 for the 2005 fiscal year and at $1,250,000, for each year thereafter, not to exceed $6,500,000. As of January 31, 2006, we had deposited $1,250,000 into a restricted account thus fulfilling the bank obligation for calendar year 2006. We have other restrictive covenants which require minimum financial ratios and restrict distributions during the twelve months following construction completion. Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1 and total debt to equity less than 1.5:1.

Loan covenants also restrict prepayment amounts on the term loan to 20% of the note balance in any given fiscal year. In December 2005, we made a prepayment on the term loan of approximately $4,390,000 for the 2006 fiscal year.

Covenants

The credit facility, consisting of a convertible construction loan and a line of credit, are subject to numerous protective covenants requiring us to maintain various financial ratios. Our failure to comply with the protective loan covenants or maintain the required ratios may cause acceleration of the outstanding principal balances and/or the imposition of fees, charges or penalties. As of January 31, 2006, we were not in compliance with the current ratio and the working capital covenants. We were back in compliance with both covenants on or before February 3, 2006. Home Federal Savings Bank of Rochester, Minnesota has waived these violations for the quarter ended January 31, 2006 and therefore these violations have not resulted in any fees, charges, penalties or accelerations. We are currently in compliance with all protective covenants related to the credit facility.

Grants and Government Programs

We have entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”). Under this program, we have received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a five-year balloon. We were allowed to defer principal payments on the $300,000 zero percent interest loan until January 2006. The loan is subordinate to our construction term loan and line of credit and is secured by our business assets including accounts receivable and inventory. Funding for these loans was received in October 2004. On February 28, 2006, we received confirmation from the Iowa Department of Economic Development that the $100,000 loan was forgiven.

On October 17, 2005, we entered into a Value-Added Agricultural Product Market Development (VAPG) Grant Agreement with the United States of America, acting through the Rural Business – Cooperative Service of the Department of Agriculture. We received $150,000 on December 6, 2005 to provide working capital for the purchase of grain inventories for the production of ethanol and distillers dried grains from independent producers in the multi-county area of Cerro Gordo, Chickasaw, Bremer, Floyd, Franklin, Hancock, Mitchell, Winnebago, Worth, and Wright counties. In exchange for this grant, we must continue to satisfy certain conditions, including specific reporting requirements, site visits, record requirements, property and procurement standards, requirements concerning a drug-free workplace, and audit requirements, in accordance with generally accepted government auditing standards.

Beginning in October 2006, we expect to receive semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located. These grants are expected to total approximately $1,000,000, which will be paid semi-annually over a 10-year period. In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

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

In order to receive these benefits, we must create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years. We must pay at least 80% of the cost of a standard medical and dental insurance plan and annually invest at least 1% of our pre-tax profits in a working training and skills enhancement program. A worker productivity and safety improvement program must also be implemented and maintained. We have until November 20, 2007 to satisfy these requirements. If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received. We have received a sales tax refund of approximately $44,000 and $155,000 for January and February 2006, respectively. We have qualified for an investment tax credit equal to approximately $5,100,000 for the fiscal year ending October 31, 2005. This investment tax credit was passed through to our members.

The Iowa Department of Economic Development has approved our application for Enterprise Zone Program benefits in conjunction with our plant expansion. The award includes the following incentives:

•                  Supplemental New Jobs credit;

•                  A 5% investment tax credit; and

•                  A refund of State of Iowa sales tax paid on construction materials.

Bioenergy Program Payments

On August 18, 2004, we enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program. Under the Bioenergy Program, the Commodity Credit Corporation reimburses eligible ethanol producers of less than 65 million gallons of  bioenergy in the amount of one bushel of corn for every two and one-half bushels of corn used for the increased production of ethanol. No eligible producer may receive more than $7.5 million annually under the program.  Because we are an eligible producer and expect to annually utilize 18 million bushels of corn in the production of ethanol, we expect to potentially receive the maximum award of $7.5 million. However, the Commodity Credit Corporation awarded only $25.5 million annually for the fiscal years 2006, and any award we receive may be reduced based upon the volume of applications from other eligible producers. Based upon the recent increase in national ethanol production, we will receive a pro rata reduction in aggregate payments to all eligible producers.

For the quarters ended January 31, 2006 and 2005 the Company recorded approximately $186,000 and $344,000 respectively, as other income from Commodity Credit Corporation payments. Based upon the reductions in Bioenergy Program payments made during 2005 and the addition of several other ethanol participants in the program, we do not expect to receive the maximum. The grants available under the Program may not continue beyond their scheduled expiration date or if they do continue, the grants may not be at the same level. We anticipate the program will be completed in June 2006.

Redemption and Cancellation of Units

On January 31, 2006, we entered into an agreement with Fagen Energy, Inc., a Minnesota corporation, providing for the redemption of 3,000,000 Class A membership units from Fagen Energy, Inc. The redemption price for the Class A membership units was $2.625 per unit, or a total of $7,875,000. The redemption was completed on February 1, 2006. On February 2, we cancelled the 3,000,000 Class A membership units resulting in reduction of Class A membership units to 23,676,400 and the elimination of a board seat.

Distribution to Unit Holders

On December 19, 2005, our directors declared a cash distribution of $0.10 per Unit to the holders of Class A and B Units of record at the close of business on January 1, 2006. The distribution totaled $2,759,640 and was mailed to our members on February 7, 2006.

Subsequent Events to the Quarter Ended January 31, 2006

On February 23, 2006, we held our 2006 members’ annual meeting. Jim Boeding and Duane Lynch were reelected as directors.

On March 6, 2006, we subscribed for the purchase of 400 capital units of Absolute Energy, LLC at a price of $10,000 per unit for a total of $4,000,000. In connection with our subscription, we paid a down payment of $600,000, and signed a promissory note for $3,400,000. If Absolute Energy, LLC accepts our subscription, we will be required to pay Absolute Energy, LLC the entire amount due under the promissory note within 30 days of receiving notice from Absolute Energy, LLC that it is due. If we fail to pay the entire amount due, we will be charged 12% interest per year, and Absolute Energy, LLC may seek legal action to force us to pay. If Absolute Energy, LLC does not meet certain conditions of its offering, we expect that our promissory note will be cancelled and our down payment will be refunded to us.

Absolute Energy, LLC is an Iowa limited liability company that intends to build either a 50 or 100 million gallon per year ethanol plant in Mitchell County, Iowa. It is offering the sale of its units pursuant to a private placement memorandum. Because Absolute Energy, LLC is not conducting a federally-registered offering, we do not expect that information about Absolute Energy, LLC will be available via the SEC’s EDGAR filing system. Therefore, it may be difficult for our investors to obtain information about Absolute Energy, LLC. The units offered for sale by Absolute Energy, LLC are subject to restrictions on transfers.

On March 9, 2006, we obtained a conditional debt financing commitment letter from Home Federal Savings Bank, which we expect to provide us with the funds necessary for our planned plant expansion. The debt financing commitment letter is a non-binding agreement and obligates the lender to lend us the debt financing that we need only if we satisfy all the conditions of the commitment. The conditional debt financing commitment is for the lesser of $40,000,000 or 60% of the total project appraised value. The $40,000,000 is expected to be comprised of $30,000,000 of new term debt, and a $10,000,000 line of credit. The debt commitment requires us to maintain certain financial covenants including minimum debt service coverage, working capital and net worth as well as restrictions on distributions and capital expenditures.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3.          Controls and Procedures

Our management, including our President (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2005, our compensation committee approved and authorized cash awards to the following members of our senior management team for their performance during 2005:  Walter Wendland, Chad E. Kuhlers, Steven L. Dietz and Thomas E. Dennstedt. These cash awards were made pursuant to a bonus and bonus unit plan adopted by our directors on December 19, 2005. Under the plan, these cash awards must be used to purchase restricted units in Golden Grain Energy, LLC. The cash awards made to the senior management team were converted into units of Golden Grain Energy, LLC on December 19, 2006, at a price of $2.50 per unit resulting in the following issuances of restricted units:  10,080 restricted units to Walter Wendland; 11,760 restricted units to Chad E. Kuhlers; 8,960 restricted units to Steven L. Dietz and 5,600 restricted units to Thomas E. Dennstedt. These shares were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

On November 15, 2005 at a duly called special meeting of the members was held. There were 1,300,000 membership units represented in person, and 18,910,500 membership units represented by proxy. The members approved the following amendments to the Company’s Amended and Restated Operating Agreement dated September 17, 2003:

1.               The reduction of the voting requirements for most member actions to a majority of the membership units present at a meeting of the members. 19,570,500 units voted in favor, 7,849,500 units voted against and 140,000 units abstained.

2.               A provision that allows a majority of membership units present at a meeting to consent to the issuance of more than 30,000,000 units. 19,469,500 units voted in favor, 7,950,500 units voted against and 140,000 units abstained.

3.               A provision fixing the size of the board of directors at 13 and limiting the members’ right to appoint directors to the board. 19,035,500 units voted in favor, 8,364,500 units voted against, and 160,000 units abstained.

4.               A provision allowing for the election of directors by plurality vote. 19,655,500 units voted in favor, 7,754,500 units voted against and 150,000 units abstained.

5.               A provision changing the timeframe for the nomination of director candidates. 19,705,500 units voted in favor, 7,694,500 units voted against and 160,000 units abstained.

6.               A provision addressing the recognition of transfers for the purposes of distributions and allocations. 19,830,500 units voted in favor, 7,629,500 units voted against, and 100,000 units abstained.

7.               A provision allowing for electronic delivery of communications with members. 19,605,500 units voted in favor, 7,834,500 units voted against, and 120,000 units abstained.

Additionally, the members ratified the decision of the board of directors to double the production capacity of our existing ethanol plant.  19,770,500 units voted in favor of ratification of the plant expansion plans, 7,759,500 units voted against ratification of the plant expansion plans, and 30,000 units abstained.

Item 5.          Other Information

                                                None.

Item 6.          Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.2

Second Amended and Restated Operating Agreement dated November 15, 2005, of the Registrant, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB filed on January 30, 2006 and incorporated by reference herein (Commission file number 333-101441).

10.1	Golden Grain Energy, LLC Bonus and Unit Plan dated December 19, 2005 filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB and incorporated by reference herein.

10.2	Credit Agreement dated January 30, 2006 by and between the Registrant and Home Federal Savings Bank of Rochester, Minnesota.

10.3	Security Agreement dated January 30, 2006 by and between the Registrant and Home Federal Savings Bank of Rochester, Minnesota.

10.4	Future Advance Mortgage and Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents dated January 30, 2006 by and between the Registrant and Home Federal Savings Bank of Rochester, Minnesota.

10.5	Promissory Note dated January 30, 2006 from Registrant to Home Federal Savings Bank of Rochester, Minnesota.

10.6

First Amendment to Future Advance Mortgage and Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents dated January 30, 2006 by and between the Registrant and Home Federal Savings Bank of Rochester, Minnesota.

10.7	Second Amendment to the Credit Agreement dated January 16, 2004 by and between the Registrant and Home Federal Savings Bank of Rochester, Minnesota.

10.8	Amended and Restated Revolving Credit Note dated January 30, 2006 from Registrant to Home Federal Savings Bank of Rochester, Minnesota.

10.9	Redemption Agreement dated January 31, 2006 by and between the Registrant and Fagen Energy, Inc.

31.1	Certification Pursuant to 17 CFR 240.13a-14(a).

31.2	Certification Pursuant to 17 CFR 240.13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. § 1350.

32.2	Certification Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 17, 2006	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2006	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)