Form 10QSB
period 2006-04-30
GOLDEN GRAIN ENERGY
filed 2006-06-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended April 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes            ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at May 1, 2006
Class A Membership Units	23,676,400
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):      ☐  Yes                   ☒  No

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis and Plan of Operation
Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLDEN GRAIN ENERGY, INC.

Condensed Balance Sheet

ASSETS	April 30, 2006 (Unaudited)	October 31, 2005 (Audited)

Current Assets
Cash and equivalents	$7,164,850	$8,138,121
Restricted cash	4,001,153	2,786,511
Accounts receivable	4,753,945	4,499,277
CCC Bioenergy program receivable	8,038	1,757,168
Other receivables	68,561	226,848
Derivative instruments	819,955	108,945
Inventory	1,152,369	966,453
Prepaid and other	512,223	1,104,932
Total current assets	18,481,094	19,588,255

Property and Equipment
Land and land improvements	3,817,526	3,817,526
Building and grounds	14,688,492	14,688,492
Grain handling equipment	6,344,944	6,344,944
Office equipment	262,813	248,532
Plant and process equipment	26,861,087	27,044,333
Construction in progress	607,645	30,896
	52,582,507	52,174,723
Less accumulated depreciation	5,530,807	3,578,409
Net property and equipment	47,051,700	48,596,314

Other Assets
Cash for investments	3,400,000	—
Investments	1,205,000	—
Debt issuance costs, net of amortization	566,076	453,507
Total other assets	5,171,076	453,507

Total Assets	$70,703,870	$68,638,076

Notes to the Financial Statements are an integral part of this statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Balance Sheet

LIABILITIES AND EQUITY	April 30, 2006 (Unaudited)	October 31, 2005 (Audited)

Current Liabilities
Current portion long-term debt	$5,633,856	$1,721,456
Accounts payable	3,668,378	1,147,122
Accrued interest	124,352	138,366
Accrued expenses	159,366	215,684
Derivative instruments	2,883,325	498,895
Related party payable	374,514	250,000
Total current liabilities	12,843,791	3,971,523

Long-term debt, net of current maturities	14,665,531	20,841,669

Commitments and Contingencies

Members’ Equity	43,194,548	43,824,884

Total Liabilities and Members’ Equity	$70,703,870	$68,638,076

Notes to the Financial Statements are an integral part of this statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Quarter Ended	Quarter Ended
	April 30, 2006 (Unaudited)	April 30, 2005 (Unaudited)

Revenues	$26,352,327	$19,005,691

Cost of Goods Sold	16,000,525	13,915,177

Gross Profit	10,351,802	5,090,514

Operating Expenses	369,240	680,902

Operating Income	9,982,562	4,409,612

Other Income (Expense)
Interest income	86,384	20,366
Interest expense	(465,592)	(471,724)
CCC Bioenergy income	8,038	1,862,434

	(371,170)	1,411,076

Net Income	$9,611,392	$5,820,688

Net Income Per Unit (24,596,400 and 27,560,000 weighted average units outstanding, respectively)	$0.39	$0.21

Distributions Per Unit	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Six Months Ended	Six Months Ended
	April 30, 2006	April 30, 2005
	(Unaudited)	(Unaudited)

Revenues	$43,862,643	$26,342,322

Cost of Goods Sold	32,390,678	20,101,388

Gross Profit	11,471,965	6,240,934

Operating Expenses	1,139,278	1,111,926

Operating Income	10,332,687	5,129,008

Other Income (Expense)
Interest income	176,726	20,751
Interest expense	(856,127)	(715,035)
CCC Bioenergy income	194,193	2,206,389
Grant income	150,000	—

	(335,208)	1,512,105

Net Income	$9,997,479	$6,641,113

Net Income Per Unit (26,080,475 and 27,560,000 weighted average units outstanding, respectively)	$0.38	$0.24

Distributions Per Unit	$0.10	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2006	April 30, 2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$9,997,479	$6,644,993
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	2,011,866	1,285,943
Realized and unrealized loss on derivative instruments	1,673,420	29,422
Amortization of unearned compensation	6,825	—
Change in assets and liabilities
Accounts receivable	(254,668)	(4,371,691)
Inventory	(185,916)	(1,210,510)
Derivative instruments	—	(374,000)
Prepaid and other	2,500,126	(416,206)
Accounts payable	2,521,256	883,310
Accrued expenses	(70,332)	70,203
Net cash provided by operating activities	18,200,056	2,541,464

Cash Flows from Investing Activities
Capital expenditures	(710,214)	(4,795,501)
Increase in cash for investing activities	(3,400,000)	—
Purchase of investment	(830,486)	—
Net cash used in investing activities	(4,940,700)	(4,795,501)

Cash Flows from Financing Activities
Increase in restricted cash	(1,214,642)	—
Capital expenditure grant received	102,647	—
Payments for long-term debt	(6,038,738)	(169,892)
Proceeds from long-term debt	3,975,000	10,429,189
Redemption of membership units	(7,875,000)	—
Distribution to members	(2,759,640)	—
Payments for construction retainage payable	(250,000)	(4,484,505)
Payments for debt issuance costs	(172,254)	(26,174)
Net cash provided by (used in) in financing activities	(14,232,627)	5,748,618

Net Increase in Cash and Equivalents	(973,271)	3,494,581

Cash and Equivalents — Beginning of Period	8,138,121	1,549,067

Cash and Equivalents — End of Period	$7,164,850	$5,043,648

Notes to the Financial Statements are an integral part of this statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2006	April 30, 2005
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid	$392,020	$587,158

Interest capitalized	$—	$125,126

Supplemental Disclosure of Noncash
Investing and Financial Activities

Conversion of construction loan	$—	$28,952,768

Investment in related party	$374,514	$—

Restricted stock issued as unearned compensation	$91,000	$—

Note to Financial Statement are an integral part of this Statement

GOLDEN GRAIN ENERGY, LLC
Notes to Condensed Financial Statements
(Unaudited)
April 30, 2006

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

Certain items have been reclassified within the 2005 financial statements. The changes do not affect net income but were changed to agree with the classifications used in the April 30, 2006 financial statements.

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 40 million gallon annual production ethanol plant in Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles in the continental United States. The Company was formed March 18, 2002, and was considered a development stage enterprise until December 13, 2004, at which time operations formally commenced. In April 2006, the Company began construction to double the production capacity. The expansion will cost approximately $46,000,000. The Company has secured financing (see Note 2) for the project.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Commodity Credit Corporation Bioenergy Program

In August 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture. This program enables the Company to receive payments based on increases in number of bushels of corn used in ethanol production the previous year for up to $7,500,000 per year. It is fairly certain that there is not enough funding for the program to pay fully all applications during the year. The company recorded as other income from the CCC for the three months and six months ended April 30, 2006 approximately $8,000 and $194,000, respectively. For the three months and six months ended April 30, 2005 approximately $1,862,000 and $2,206,000, respectively. The Company estimates the Program to be completed in June 2006.

Investments

The Company has less than a 20% investment interest in two unlisted companies. These investments are being accounted for under the cost method of accounting and accordingly, only distributions received from the investments will be recorded in the Company’s financial statements.

Cash for Investments

The cash that will be used for long-term investments has accordingly been classified as a long-term asset.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn, natural gas purchases and forecasted ethanol sales.  Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and are recorded on the balance sheet at their fair market value. Golden Grain Energy has recorded a decrease to cost of goods sold of approximately $967,000 and $1,433,000 related to derivative contracts for the three and six months ended April 30, 2006, respectively. The Company has recorded a decrease to revenues of approximately $1,262,000 and $6,283,000 related to derivative contracts for the three and six months ended April 30, 2006, respectively.  For the three months and six months ended April 30, 2005 the Company recorded an increase to cost of goods sold of approximately $201,000 and $29,000, respectively. There was no increase or decrease recorded to revenues for the three and six months ended April 30, 2005.

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

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provision of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and the related interpretations. Compensation cost for grants issued to non-employees are measured as the fair value of the awards. Such compensation costs are amortized to operations over the underlying award vesting terms. The Company has approximately $84,000 of unearned compensation that will be amortized as compensation expense equally through December, 2010.

The Company’s net income would not have varied if the Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation had been applied to these awards.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.”  SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first annual reporting period beginning after December 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model, such as Black-Scholes, to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company will be required to adopt SFAS 123R during its reporting period beginning November 1, 2006. The Company does not believe that the adoption of SFAS 123R will have a significant effect on its operations or financial position.

2.              BANK FINANCING AND SUBSEQUENT EVENT

On January 30, 2006, the Company amended its credit agreement, dated in January 2004, increasing the credit facility to $38,500,000, allowing for an increase in the line of credit to $6,500,000 and extending the term of the line of credit to April 1, 2007.

Interest on the line of credit is charged at the prime rate plus 0.65% after January 30, 2006. As of April 30, 2006, the interest rate on the line of credit was 8.0% and there were no amounts outstanding.

Five individual irrevocable letters of credit each for $1,000,000 were established in favor of our ethanol swap broker from the $6,500,000 available line of credit. The letters were issued to allow the Company access to cash consumed by the ethanol derivative instruments and had a one time fee of $37,500. The letters of credit alone do not carry an interest rate unless they are drawn on. On April 30, 2006, there were $5,000,000 in letters of credit issued to our ethanol swap broker but not drawn upon, leaving $1,500,000 available on the line of credit.

On January 30, 2006, the Company entered into a second credit agreement with its bank in a Future Advance Mortgage in the amount of $3,975,000 for the redemption of 3,000,000 membership units. The loan bears interest at 7.95% and is payable in full no later than January 30, 2007. As of April 30, 2006 the loan had a balance of $3,335,369. The loan was paid off on May 22, 2006.

On March 9, 2006, the Company secured a conditional financing commitment to provide funds necessary for the plant expansion that began in April, 2006. The financing commitment letter is a non-binding agreement as long as we satisfy all conditions of the commitment. The conditional debt financing commitment agreement allows for a $30,000,000 long-term note and a line of credit of $15,000,000 with a varying interest rate based on prime and the Company’s debt to tangible net worth ratio.  The debt commitment requires the Company to maintain certain financial covenants. As of April 30, 2006 there were no amounts outstanding on the loan.

Borrowings from the lender are secured by substantially all of the assets of the Company. The Company has other restrictive covenants that require minimum ratios and distributions. Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for fiscal year 2005 and $1,250,000 for each year thereafter, not to exceed a total of $6,500,000. Restrictions limit distributions to 65% of net income, provided tangible assets to total debt exceed 2:1 and total debt to equity less than 1.5:1. In December 2005, the Company deposited $1,250,000 into a restricted account with the bank for fiscal year 2006 in accordance with restrictive covenants. Loan covenants also restrict prepayment amounts on the term loan to 20% of the note balance in any given fiscal year. In December 2005 the Company made a prepayment on the term loan of approximately $4,390,000 for the 2006 fiscal year.

In February 2006, the Company met the forgiveness requirements of its $100,000 loan with the Iowa Department of Economic Development through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) and the loan was forgiven. This was recorded as a reduction to plant and process equipment.

As of April 30, 2006 and 2005 the Company was in compliance with all related covenants.

3.              MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units. Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units. The Company is authorized to issue up to 30,000,000 membership units, without respect to class. No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding. Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution. As of April 30, 2006 the Company had 23,676,400 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

In December 2005, the Company declared a cash distribution of $0.10 per unit to the holders of Class A and B units of record at the close of business on January 1, 2006. The distribution of $2,759,640 was paid to members in February 2006. The Company redeemed 3,000,000 units from a member in January 2006 for a total of $7,875,000 which was also paid in February 2006.

4.              RELATED PARTY TRANSACTIONS

There are three members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases for the three and six months ended April 30, 2006 from these companies totaled approximately $5,784,000 and $8,990,000. Purchases for the three and six months ended April 30, 2005 were approximately $2,013,000 and $4,038,000. As of April 30, 2006 and 2005 the Company has approximately $124,000 and $74,000 in accounts payable to these elevators, respectively. At April 30, 2006 and 2005, the Company has forward contracts to purchase approximately 5,352,000 and 6,246,000 bushels of corn at various prices with related parties, respectively. Forward contracts are purchased at various dates through September 2006.

In January 2006, Golden Grain Energy, LLC was appointed to the Board of Governors of the company used to market our production of ethanol. Sales to the company totaled approximately $25,003,000 and $44,982,000 for the three and six months ended April 30, 2006. For the three and six months ended April 30, 2005 sales to the company totaled approximately $16,457,000 and $22,954,000. The total receivable from the marketing group as of April 30, 2006 was approximately $4,484,000.

5.              COMMITMENTS AND CONTINGENCIES

Natural Gas, Corn  and Denaturant Contracts

At April 30, 2006, the Company has forward contracts to purchase natural gas for approximately $3,117,000 for the period between May 2006 and September 2006.

At April 30, 2006, the Company has forward contracts to purchase approximately $27,709,000 of corn at various dates through January 31, 2007 of which approximately $12,708,000 is with related parties.

At April 30, 2006, the Company has a purchase commitment for additional denaturant deliveries for an estimated value of $3,568,000 from May 2006 through December 2006.

Distillation Optimization

In November 2005, the Company entered into an agreement with an unrelated party to provide efficiency optimization for the distillation process.  The project began in December 2005 and is projected to be completed in June 2006. Project costs through April 30, 2006 were approximately $284,000 and are estimated to total $450,000.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a 375,000 bushel bin for corn storage. Project costs through April 30, 2006 were approximately $65,000 and are estimated to total $700,000.

Plant Expansion

The Company started construction on a plant expansion in April, 2006. Though a design-build agreement has not been signed, a related contractor has issued the Company a proposal. The total expansion project is expected to cost approximately $46 million, the majority of which will be paid to the related contractor.

Investment

On March 3, 2006, the Board of Directors of the Company approved investing $4,000,000 in a 100 million gallon per year ethanol facility that is in the development stage and founded by two of our members.  The construction is expected to commence in June 2006 and to be completed in early 2008. The Company’s total investment will represent approximately a 6% ownership in the company. As of April 30, 2006 the Company had paid $600,000 for the investment and the remaining amount of $3,400,000 was paid on May 22, 2006 and is included in accounts payable as of April 30, 2006.

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

•      Ethanol supply in excess of demand;

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

•                   Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•                   Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•      Changes and advances in ethanol production technology;

•      Additional ethanol plants built in close proximity to our ethanol facility in north central Iowa; and

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant in Mason City in north central Iowa.

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

Our two largest costs of production, over much of which we have no control, are corn and natural gas. The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather. Natural gas prices fluctuate with the energy complex in general. Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil. Our costs of production are affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended April 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2006 and 2005:

	Quarter Ended April 30, 2006 (Unaudited)		Quarter Ended April 30, 2005 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$26,352,327	100.0	$19,005,691	100.0

Cost of Goods Sold	$16,000,525	60.7	$13,915,177	73.2

Gross Profit	$10,351,802	39.3	$5,090,514	26.8

Operating Expenses	$369,240	1.4	$680,902	3.6

Operating Income	$9,982,562	37.9	$4,409,612	23.2

Other Income (Expense)	$(371,170)	1.4	$1,411,076	7.4

Net Income	$9,611,392	36.5	$5,820,688	30.6

Revenues. Revenues from operations for the three month period ended April 30, 2006 totaled approximately $26,350,000 resulting from the sale of ethanol and distillers grains. In the three month period ended April 30, 2006, ethanol comprised approximately 90% of our sales and DDGS comprised approximately 10% percent of our sales. Revenues were significantly higher for the fiscal quarter ended April 30, 2006, compared to the same period in 2005 primarily because of strong ethanol prices. Our average ethanol sales price for the quarter ended April 30, 2006 was approximately 35% greater than our average ethanol sales price for the comparable 2005 period. We also produced more ethanol during the quarter ended April 30, 2006 compared to production levels achieved during the quarter ended April 30, 2005.

The sales price for our distillers grains increased slightly during the three month period ended April 30, 2006. Distillers grains prices are expected to remain stable in the foreseeable future unless the price of corn and soybean meal increases.

We reported a decrease to revenues of approximately $1,262,000 related to derivative instruments for the three month period ended April 30, 2006.

Ethanol prices remained strong during the three month period ending April 30, 2006. Management currently expects ethanol prices to remain higher in the short-term than historical averages. However, management believes the industry will need to continue to grow demand in order to sustain these higher price levels. According to the Renewable Fuels Association, as of April 30, 2006 there were 97 ethanol plants in operation nationwide with the capacity to produce more than 4.4 billion gallons annually. An additional 35 new plants and nine expansions are currently under construction, which will add an additional estimated 2.2 billion gallons of annual production capacity. Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur. If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs fail to remain low and stable. Areas where demand for ethanol may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as VEETC and RFS. Changes to these supports or incentives could significantly impact demand for ethanol. The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85, E diesel and fuel cell markets. In addition, the most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a Renewable Fuels Standard (“RFS”) which is expected to favorably impact the ethanol industry by enhancing both the production and use of ethanol. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requires refiners to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.

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

Since the current national ethanol production capacity exceeds the 2006 RFS requirement, it is management’s belief that other market factors are primarily responsible for current ethanol prices. Accordingly, it is possible that the RFS requirements may not significantly impact ethanol prices in the short-term. For instance, if gasoline prices continue to trend higher, consumers will look for lower priced alternative fuels. The Consumer Federation of America recently published a report that states that consumers could save up to $0.08 per gallon at the pump if ethanol were blended at 10%. Since ethanol blended fuel is a cheaper alternative for consumers, the demand for such ethanol blended fuel could increase thus increasing the overall demand for ethanol. This could positively affect our earnings. However, the RFS increased requirement of 7.5 billion by 2012 is expected to support ethanol prices in the long term. A greater supply of ethanol on the market from additional plants and plant expansions could reduce the price we are able to charge for our ethanol especially if supply outpaces demand. This would negatively impact our earnings.

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 70% to 85% ethanol and gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year. The American Coalition for Ethanol reports that there are currently approximately 600 retail gasoline stations supplying E85. However, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.

Cost of Goods Sold. Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity). Our cost of goods sold increased from approximately $13,915,000 for the quarter ending April 30, 2005 to $16,000,000 for the quarter ending April 30, 2006. This increase is mostly due to a significant rise in the cost of natural gas. However, we were able to offset some of the added cost by taking advantage of reduced corn prices.

The 2005 national corn crop was the second largest on record with national production at approximately 11.1 billion bushels, exceeded only by the 2004 crop (at approximately 11.8 billion bushels). This, along with more profitable hedging activities, resulted in lower corn prices in the quarter ended April 30, 2006. An increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices. Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”. This increased exposure on ethanol has placed upward pressure on the corn prices.  Any increase in the price of corn would have a negative impact on our cost of goods sold. In addition, we expect the grain market to begin focusing on prospects for the 2006 crop, where variables such as rainfall, planting dates, and temperatures will likely cause market uncertainty and create corn price volatility as the growing season begins. Recently, many market analysts are predicting lower U.S. corn acreage this year due to higher fertilizer prices caused by high natural gas prices, decreased domestic fertilizer production and increased global demand for fertilizers. Although carryout supplies for 2006 marketing year appear adequate, any production shortfall during the 2006 growing season will create volatility and may increase our cost of corn.

Natural gas is also an important input to our manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances than distiller grains with a higher moisture content. This allows us to market them to broader livestock markets, including poultry and swine markets in the continental United States. Natural gas has recently been available only at prices exceeding historical averages. The prices are increasing our costs of production. In most recent months natural gas has dropped significantly (from about $13/mmbtu to $7/mmbtu). Historically, anything in the $5/mmbtu range was considered high. We expect natural gas prices to remain high or elevated given the unpredictable market situation. This could increase our gas costs substantially, which will adversely impact our cost of goods sold.

Cost of goods sold includes a decrease of approximately $967,000 for the three month period ending April 30, 2006 related to our corn gas derivative instruments. We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur. As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance. We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses. Operating expenses for the three month period ended April 30, 2006 totaled approximately $369,000. Operating expenses for the three month period ended April 30, 2005, totaled $680,902. The decrease in operating expenses from the three month period ended April 30, 2005 to the three month period ended April 30, 2006 was primarily due to a decrease in our marketing expenses and grant reimbursement of training expenses. The decrease in marketing expenses is due to our ownership in RPMG and our contract with them.

Operating Income. Operating income for the three month period ended April 30, 2006 totaled approximately $9,983,000. Operating income for the three month period ended April 30, 2005, totaled $4,410,000. The increase in operating income is primarily attributable to our strong revenues for the three month period ended April 30, 2006 compared to our revenues for the three month period ended April 30, 2005.

Other Income (Expense). Our other income and expense for the three month period ended April 30, 2006 was an expense of approximately $371,000. The expense was primarily due to approximately $466,000 in interest expense, partially offset by approximately $86,000 of interest income and $8,000 of the USDA Commodity Credit Corporation Bioenergy Program payments. Our other income and expense for the three month period ended April 30, 2005 was income of approximately $1,411,000 primarily consisting of approximately $1,862,000 in CCC Bioenergy Program payments and $20,000 in interest income which were offset by $472,000 in interest expense. The significant reduction in Bioenergy program payments from approximately $1,862,000 in 2005 to $8,000 in 2006 resulted from the program being underfunded and the amount of incremental bushels of corn ground into ethanol.

Payments under the Bioenergy Program are based upon increases in bushels of corn ground into ethanol relative to previous years. Due to the fact we only had a partial year of operation in fiscal year 2005, we received additional program payments in fiscal year 2006. The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding. In addition, the accrued income from the Bioenergy Program is significantly less than the amount we are eligible for based on our production. This reduction is attributed to an increase in the number of eligible participants in the program, which reduces our share of the payments. We do not anticipate receiving unpaid amounts for past pro rata reductions. The receipt of these additional program payments is subject to the continued availability of program funds, which may be reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding. The Bioenergy Program was scheduled to expire on September 30, 2006. Funding for the program is subject to an annual apportionment. See “Bioenergy Program Payments” below. However, the CCC recently announced that its funds would be exhausted in the third quarter of the government fiscal year and that the program would terminate as of June 30, 2006.

Results of Operations for the Six Months Ended April 30, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the six months ended April 30, 2006 and April 30, 2005:

	April 30, 2006		April 30, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$43,862,643	100.0	$26,342,322	100.0

Cost of Goods Sold	$32,390,678	73.8	$20,101,388	76.3

Gross Profit	$11,471,965	26.2	$6,240,934	23.7

Operating Expenses	$1,139,278	2.6	$1,111,926	4.2

Operating Income	$10,332,687	23.6	$5,129,008	19.5

Other Income (Expense)	$(335,208)	(0.8)	$1,512,105	5.7

Net Income	$9,997,479	22.8	$6,641,113	25.2

Revenues. The increase in revenues from the six months ended April 30, 2006 compared to the six months ended April 30, 2005 was primarily due to a strengthening in ethanol prices coupled with increased production levels.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues were 73.8% and 76.3% for the six months ended April 30, 2006 and 2005, respectively.  The decrease in our cost of goods sold percentage is directly correlated to the increase in revenues.

Operating Expenses. Our operating expenses as a percentage of revenues decreased slightly to 2.6% from 4.2% for the six months ended April 30, 2006 and 2005.  Because the majority of our operating expenses are fixed, the percentage decrease is caused by the increase in total revenues from 2005 to 2006.

Operating Income. Our income from operations increased from 19.5% to 23.6% for the six months ended April 30, 2006 compared to the six months ended April 30, 2005. Strong ethanol prices combined with increased production has caused our operating income to represent a larger percentage of revenues.

Other Income (Expense). Our other income (expense) as a percentage of revenues was (0.7%) and 5.7% for the six months ended April 30, 2006 and 2005, respectively. The change from income to expense is due in large part to the reduction in Bioenergy program payments we received in 2005 compared to 2006.

Changes in Financial Condition for the Six Months Ended April 30, 2006

Assets totaled $70,703,870 at April 30, 2006 compared to $68,638,076 at October 31, 2005. Current assets totaled $18,481,094 at April 30, 2006 up from $19,588,255 at October 31, 2005. The change resulted from an increase in investments and cash for investments being classified as a long term assets.

Current liabilities totaled $12,843,791 at April 30, 2006 up from $3,971,523 at October 31, 2005. Most of the increase results from the current portion of our long-term debt, however, we also have a significant increase in the liabilities represented by our derivative instruments.

Long-term debt, net of current maturities, totaled $14,665,531 at April 30, 2006 down from $20,841,669 at October 31, 2005. This reduction occurred as a result of our regularly scheduled loan payments as well as an additional principal payment of our loan in December 2005.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended April 30, 2006 and 2005:

	Six Months Ended April 30
	2006	2005
Net cash from operating activities	$18,200,056	$2,541,464
Net cash (used in) investing activities	$(4,940,700)	$(4,795,501)
Net cash provided by (used for) financing activities	$(14,232,627)	$5,748,618

Cash Flow From Operations

The increase in net cash flow provided from operating activities for the six months ended April 30, 2006 compared to six months ended April 30, 2005 was primarily due to continuing plant operations. Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

The increase in net cash flow used in investing activities for the six months ended April 30, 2006 compared to same period in 2005 was primarily due to our an increase in cash for investments.

Cash Flow From Financing Activities.

We used cash to pay down our debt by approximately $6,039,000 for the six months ended April 30, 2006 compared to a $170,000 debt payment made during the same period in 2005. Also during the fiscal quarter ended April 30, 2006 we paid a member distribution in the amount of $2,759,640.

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

On January 30, 2006, we amended the credit facility increasing the credit facility to $38,500,000. The Second Amendment to the Credit Agreement dated January 30, 2006 with Home Federal Savings Bank increased the revolving commitment amount to $6,500,000 and extended the term of the revolving credit to April 1, 2007. The revolving credit loan carries an interest rate of prime plus 0.65% and establishes five individual letters of credit in favor of our ethanol broker. The letters of credit were issued to allow us access to cash consumed by the ethanol derivative instruments and had a one-time fee of $37,500. As of April 30, 2006 there were $5,000,000 letters of credit issued to our ethanol broker with no draws outstanding and available credit of $1,500,000. Interest on the line of credit is charged at the prime rate plus 0.65%.  The interest rate on the line of credit was 8.0% and there were no amounts outstanding as of April 30, 2006.

On January 30, 2006, we entered into a Future Advance Mortgage for $3,975,000 for the purpose of funding our redemption of 3,000,000 membership units. The loan bears interest at 7.95% and is payable in full not later than January 30, 2007. As of April 30, 2006, the outstanding balance is $3,335,369. Subsequent to the end of the period covered by this report, we paid off the loan in full.

We have secured a $30,000,000 long-term note and a $15,000,000 line of credit with a varying interest rate based on prime and our debt to tangible net worth ratio. We expect to use these funds to finance the plant expansion that we began in April 2006. The term note and line of credit require us to maintain certain financial covenants. As of April 30, 2006, there were no amounts outstanding on the loan.

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income. The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements. Specifically, we must deposit into a restricted bank account each quarter an amount equal to 25% of our free cash flow, as defined in our loan agreements. These deposits are capped at $1,250,000, for each fiscal year, not to exceed $6,500,000 in the aggregate. As of April 30, 2006, we had deposited $1,250,000 into a restricted account thus fulfilling the bank obligation for calendar year 2006. We have other restrictive covenants which require minimum financial ratios and restrict distributions during the twelve months following construction completion. Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1 and total debt to equity less than 1.5:1.

Loan covenants also restrict prepayment amounts on the term loan to 20% of the note balance in any given fiscal year. We made a prepayment on the term loan of approximately $4,390,000 in December 2005 for the 2006 fiscal year.

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

Grants and Government Programs

We have entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program

(“VAAPPFAP”) in conjunction with the original plant construction. Under this program, we have received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon. We were allowed to defer principal payments on the $300,000 zero percent interest loan until January 2006. The loan is subordinate to our term loan and line of credit and is secured by our business assets including accounts receivable and inventory. Funding for these loans was received in October 2004. On February 28, 2006, we received confirmation from the Iowa Department of Economic Development that the $100,000 loan was forgiven.

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

Plant Expansion

We are doubling the production capacity at our plant. In April 2006 we received the Title V emissions permit which was required prior to beginning construction of the expansion. We currently expect the expansion to be completed sometime in June 2007, however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production levels by summer 2007.

We currently estimate the cost of the expansion project to be approximately $46,000,000. This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.

We are funding the expansion using a combination of debt and our cash on hand. We do not expect to seek additional equity from our members. We anticipate the expansion will most likely add 10 employees to the current staff of 33 and will increase the usage of North Iowa corn from 18 million to approximately 35 million bushels annually.

On April 19, 2006 the Iowa Department of Natural Resources issued to us a Notice of Violation alleging that we had circumvented Prevention of Significant Deterioration (“PSD”)  preconstruction review requirements by obtaining a synthetic minor air permit, starting operations in December of 2004, and then proposing a major source expansion requiring PSD review in August of 2005. The Department contends that we intended to expedite construction by avoiding PSD review in 2004, a contention that we have vigorously denied in a written response. No penalty was proposed in the Notice, no litigation or appeal is pending, and while the issuance of the Notice does not preclude future enforcement action, we believe that we were and still are in full compliance with the law.

Entry into Member Control Agreement with Our Ethanol Marketing Firm: RPMG

On April 11, 2006, we entered into a Member Control Agreement with Renewable Products Marketing Group, LLC, a Minnesota limited liability company (“RPMG”), and several other ethanol producers (the “Member Control Agreement”). In connection with the execution of the Member Control Agreement, we made a capital contribution of $605,000 and became a member of RPMG. Our capital contribution was made in exchange for an approximately one-ninth (1/9th) Percentage Interest (as defined in the Member Control Agreement) and an approximately one-ninth (1/9th) Voting Interest (as defined in the Member Control Agreement). The Member Control Agreement also allocates profit, loss and distributions among the members in accordance with their Percentage Interests, establishes transfer restrictions on the Percentage Interests and certain mandatory redemptions, creates limits on the power of the board of governors, requires member consent for certain actions of RPMG, and creates a process for the dissolving, winding up and terminating the existence of RPMG.

RPMG is an ethanol marketing company, owned by its producer-members, which markets and sells ethanol for several ethanol plants, including ours.

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

               We have purchase commitments in place for approximately 89% of our corn needs through October 2006 through basis or fixed price contracts. As we move forward, additional price protection may be necessary. As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments. When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for the remainder of fiscal year 2006 and into fiscal year 2007. Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of April 30, 2006, we have purchase commitments in place for approximately 60% of our estimated natural gasoline usage through September 2006. Additional price protection for fiscal year 2006 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases. However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

As of April 30, 2006, we have a purchase commitment for additional denaturant deliveries for an estimated value of approximately $3,568,000 through December 2006.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts. We have also entered into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments are recognized on the April 30, 2006 balance sheet at their fair market value. Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes. On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarter ended April 30, 2006 and 2005, the Company recorded a combined realized and unrealized gain for derivatives from corn of approximately $967,000 and $171,000 respectively. These gains are recorded in cost of goods sold. Also during the quarter ended April 30, 2006 and 2005, we recorded a realized and unrealized loss for ethanol derivatives of approximately $1,262,000 and none, respectively. This loss is recorded in revenues. We expect to realize additional losses from ethanol derivatives in the future.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3.    Controls and Procedures

Our management, including our President (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual members meeting on February 23, 2006 for the purpose of electing two directors to our board of directors. We had three nominees for the two vacant positions. Votes were solicited in person and by proxy.

Election of Directors

 The following persons were nominated and the two nominees receiving the greatest number of votes were elected to serve on our board of directors until the 2009 annual members meeting and until their successors are duly elected and qualified:

Votes For
Jim Boeding (incumbent)	8,990,900
Duane Lynch (incumbent)	9,730,900
Steven Brau (challenger)	1,760,000

Incumbents Jim Boeding and Duane Lynch were reelected to the Board of Directors for three year terms. The other directors whose terms of office continued after the meeting are Jerry Calease, Marion Cagley, Steve Sukup, Steve Core, Steve Eastman, Leslie Hansen, Stan Laures, Ron Pumphrey, Bernard Retterath and Dave Sovereign. There were no abstentions or broker nonvotes.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)           The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
10.1	Member Control Agreement with RPMG dated April 11, 2006

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 9, 2006	/s/ Walter Wendland
Walter Wendland President and Chief Executive Officer (Principal Executive Officer)

Date:	June 9, 2006	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)