Form 10QSB
period 2006-07-31
GOLDEN GRAIN ENERGY
filed 2006-09-13
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended July 31, 2006

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

requirements for the past 90 days.	☒ Yes	☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding at September 1, 2006
Class A Membership Units	23,576,400
Class B Membership Units	920,000

Transitional Small Business Disclosure Format (Check one):	☐ Yes	☒ No

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.

GOLDEN GRAIN ENERGY, LLC

Condensed Balance Sheet

	July 31, 2006	October 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and equivalents	$7,342,777	$8,138,121
Restricted cash	4,043,448	2,786,511
Accounts receivable	7,576,237	4,499,277
CCC Bioenergy program receivable	6,707	1,757,168
Other receivables	74,102	226,848
Derivative instruments	495,239	108,945
Inventory	1,647,165	966,453
Prepaid and other	656,447	1,104,932
Total current assets	21,842,122	19,588,255

Property and Equipment
Land and land improvements	3,896,431	3,817,526
Building and grounds	14,688,492	14,688,492
Grain handling equipment	6,344,944	6,344,944
Office equipment	263,343	248,532
Plant and process equipment	27,164,110	27,044,333
Construction in progress	7,174,934	30,896
	59,532,254	52,174,723
Less accumulated depreciation	6,508,526	3,578,409
Net property and equipment	53,023,728	48,596,314

Other Assets
Investments	4,605,000	—
Debt issuance costs, net of amortization	499,046	453,507
Total other assets	5,104,046	453,507

Total Assets	$79,969,896	$68,638,076

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Balance Sheet

	July 31, 2006	October 31, 2005
	(Unaudited)	(Audited)
LIABILITIES AND EQUITY

Current Liabilities
Current portion long-term debt	$2,344,077	$1,721,456
Accounts payable	2,664,327	1,147,122
Accrued interest	103,893	138,366
Accrued expenses	247,590	215,684
Derivative instruments	—	498,895
Related party payable	566,475	250,000
Total current liabilities	5,926,362	3,971,523

Long-term debt, net of current maturities	14,065,660	20,841,669

Commitments and Contingencies

Members’ Equity	59,977,874	43,824,884

Total Liabilities and Members’ Equity	$79,969,896	$68,638,076

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Quarter Ended	Quarter Ended
	July 31, 2006	July 31, 2005
	(Unaudited)	(Unaudited)

Revenues	$37,014,769	$19,870,429

Cost of Goods Sold	19,481,648	14,040,943

Gross Profit	17,533,121	5,829,486

Operating Expenses	476,796	314,528

Operating Income	17,056,325	5,514,958

Other Income (Expense)
Interest income	128,020	44,824
Interest expense	(412,327)	(497,552)
CCC Bioenergy income	6,758	1,218,119

Total	(277,549)	765,391

Net Income	$16,778,776	$6,280,349

Net Income Per Unit (24,596,400 and 27,560,000 weighted average units outstanding, respectively)	$0.68	$0.23

Distributions Per Unit	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Nine Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2005
	(Unaudited)	(Unaudited)

Revenues	$80,877,412	$46,212,751

Cost of Goods Sold	51,872,326	34,142,331

Gross Profit	29,005,086	12,070,420

Operating Expenses	1,616,074	1,422,574

Operating Income	27,389,012	10,647,846

Other Income (Expense)
Interest income	304,746	65,576
Interest expense	(1,268,454)	(1,212,587)
CCC Bioenergy income	200,951	3,424,508
Grant income	150,000	—

Total	(612,757)	2,277,497

Net Income	$26,776,255	$12,925,343

Net Income Per Unit (25,585,783 and 27,560,000 weighted average units outstanding, respectively)	$1.05	$0.47

Distributions Per Unit	$0.10	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2005
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$26,776,255	$12,925,343
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	2,989,585	2,133,697
Realized and unrealized loss (gain) on derivative instruments	(885,189)	(1,173,432)
Amortization of unearned compensation	11,375	—
Change in assets and liabilities
Accounts receivable	(3,076,960)	(5,302,335)
Inventory	(680,712)	(1,262,048)
Derivative instruments	—	(136,403)
Prepaid and other	2,351,692	(683,605)
Accounts payable	1,517,205	609,690
Accrued expenses	(2,567)	204,714
Net cash provided by operating activities	29,000,684	7,315,621

Cash Flows from Investing Activities
Capital expenditures	(7,381,912)	(5,498,245)
Purchase of investment	(4,316,573)	—
Net cash used in investing activities	(11,698,485)	(5,498,245)

Cash Flows from Financing Activities
Increase in restricted cash	(1,256,937)	(2,764,459)
Capital expenditure grant received	102,647	—
Payments for long-term debt	(9,928,389)	(682,714)
Proceeds from long-term debt	3,975,000	10,411,274
Redemption of membership units	(7,875,000)	—
Distribution to members	(2,759,640)	—
Payments for construction retainage payable	(250,000)	(4,490,758)
Payments for debt issuance costs	(105,224)	(26,173)
Net cash provided by (used in) in financing activities	(18,097,543)	2,447,170

Net Increase in Cash and Equivalents	(795,344)	4,264,546

Cash and Equivalents – Beginning of Period	8,138,121	1,549,067

Cash and Equivalents – End of Period	$7,342,777	$5,813,613

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2006	July 31, 2005
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid	$1,176,211	$1,127,252

Interest capitalized	$—	$125,126

Supplemental Disclosure of Noncash Investing and Financing Activities

Conversion of construction loan	$—	$28,952,768

Construction in process in related party payable	$278,048	$—

Investment exchanged for related party payable	$288,427	$—

Restricted stock issued as unearned compensation	$91,000	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Condensed Financial Statements

(Unaudited)

July 31, 2006

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

Certain items have been reclassified within the 2005 financials statements.  The changes do not affect net income but were changed to agree with the classifications used in the July 31, 2006 financial statements.

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is an ethanol plant with an annual production capacity of approximately 55-60 million gallons, which is located near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles in the continental United States. The Company was formed March 18, 2002, and was considered a development stage enterprise until December 13, 2004, at which time operations formally commenced. In April 2006, the Company’s began construction to double the production capacity.  The expansion will cost approximately $48,500,000.  The Company has secured financing (see Note 2) for the project.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Commodity Credit Corporation Bioenergy Program

In August 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in number of bushels of corn used in ethanol production the previous year for up to $7,500,000 per year.  It is fairly certain that there is not enough funding for the program to pay fully all applications during the year.  The Company recorded as other income from the CCC for the three months and nine months ended July 31, 2006 approximately $6,758 and $201,000, respectively. For the three months and nine months ended July 31, 2005 approximately $1,219,000 and $3,425,000, respectively.  The Company received notification in July 2006 that the final program payments being made will be for the June 30, 2006 reporting period.

Investments

The Company has less than a 20% investment interest in two unlisted companies in related industries.  These investments are being accounted for under the cost method of accounting and accordingly, only distributions received from the investments will be recorded in the Company’s financial statements.

Derivative Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn, natural gas purchases and forecasted ethanol sales.   Although the Company believes its derivative positions are economic hedges, none have been designated as a hedge for accounting purposes and are recorded on the balance sheet at their fair market value, with changes in fair value recognized in current period earnings.  Golden Grain Energy has recorded an increase to cost of goods sold of approximately $339,000 and a decrease of approximately $1,093,886 related to derivative contracts for the three and nine months ended July 31, 2006, respectively.  The Company has recorded a decrease to revenues of approximately $2,172,000 and $8,455,000 related to derivative contracts for the three and nine months ended July 31, 2006, respectively.   For the three months and nine months ended July 31, 2005 the Company recorded a decrease to cost of goods sold of approximately $1,203,000 and $1,173,431, respectively.  There was no increase or decrease recorded to revenues for the three and nine months ended July 31, 2005.

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

Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provision of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and the related interpretations.  Compensation costs for grants issued to non-employees are measured as the fair value of the awards.  Such compensation costs are amortized to operations over the underlying award vesting terms.  The Company has approximately $80,000 of unearned compensation that will be amortized as compensation expense equally through December 2010.

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

Interest on the line of credit is charged at the prime rate plus 0.65% after January 30, 2006 subject to a cap of 8%.  As of July 31, 2006, the interest rate on the line of credit was 8.0% and there were no amounts outstanding.

Five individual irrevocable letters of credit each for $1,000,000 were established in favor of our ethanol swap broker from the $6,500,000 available line of credit.  The letters were issued to allow the broker access to cash consumed by the ethanol derivative instruments and had a one time fee of $37,500. The letters of credit alone do not carry an interest rate unless they are drawn on. The letters of credit were canceled when the swap matured leaving $6,500,000 available on the line of credit as of July 31, 2006.

On March 9, 2006, the Company secured a conditional financing commitment to provide funds necessary for the plant expansion that began in April, 2006.  The financing commitment letter is a non-binding agreement as long as we satisfy all conditions of the commitment.  The conditional debt financing commitment agreement allows for a $30,000,000 long-term note and a line of credit of $15,000,000 with a varying interest rate based on prime and the Company’s debt to tangible net worth ratio.   The debt commitment requires the Company to maintain certain financial covenants.  As of July 31, 2006 there were no amounts outstanding on the loan.

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

As of July 31, 2006 the Company was out of compliance with its capital expenditures limits. The lender has waived their right to demand payment on the note’s discretionary feature through July 31, 2007.

3.     RELATED PARTY TRANSACTIONS

There are three members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases for the three and nine months ended July 31, 2006 from these companies totaled approximately $7,264,000 and $16,254,000.  Purchases for the three and nine months ended July 31, 2005 were approximately $6,130,000 and $10,175,000. As of July 31, 2006 and 2005 the Company has approximately $181,000 and $157,000 in accounts payable to these elevators, respectively.   At July 31, 2006 and 2005, the Company has forward contracts to purchase approximately 2,978,000 and 11,841,000 bushels of corn for various prices with related parties, respectively.  Forward contracts are purchased at various dates through January 2007.

In January 2006, Golden Grain Energy, LLC was appointed to the Board of Governors of the company used to market our production of ethanol.  Sales to the company totaled approximately $35,962,000 and $80,944,000 for the three and nine months ended July 31, 2006.  For the three and nine months ended July 31, 2005 sales to the company totaled approximately $17,163,000 and $40,117,000.  The total receivable from the marketing group as of July 31, 2006 was approximately $7,257,000.

As of July 31, 2006, the Company has approximately $278,000 in retainage payable to its contractor, who is also a member, for the construction of the plant expansion.

4.     COMMITMENTS AND CONTINGENCIES

Natural Gas, Corn  and Denaturant Contracts

At July 31, 2006, the Company has forward contracts to purchase natural gas for approximately $2,321,000 for the period between August 2006 and November 2006.

At July 31, 2006, the Company has forward contracts at various prices to purchase approximately $12,003,000 of corn for various dates through January 2007 of which approximately $6,628,000 is with related parties.

At July 31, 2006, the Company has a purchase commitment for additional denaturant deliveries for an estimated value of $3,123,000 from August 2006 through December 2006.

Distillation Optimization

In November 2005, the Company entered into an agreement with an unrelated party to provide efficiency optimization for the distillation process.   The project began in December 2005 and is projected to be completed in August 2006.  Project costs through July 31, 2006 were approximately $386,000 and are estimated to total $450,000.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a 375,000 bushel bin for corn storage.  Project costs through July 31, 2006 were approximately $468,000 and are estimated to total $750,000.

Plant Expansion

The Company started construction on a plant expansion in April, 2006.  A design build contract with a related party was executed in June 2006.  Project costs through July 31, 2006 were approximately $5,794,000 and are expected to total approximately $48 million, the majority of which will be paid to the related contractor.

Land Purchase

The Company has entered into an agreement to purchase approximately 54 acres of land for the plant expansion for a total of approximately $540,000.  As of July 31, 2006 $25,000 of earnest money had been paid.  The Company expects to close the sale in January 2007.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distillers grains at the plant.  Our plant currently produces approximately 55 to 60 million gallons of ethanol per year.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

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

Our two largest costs of production, over much of which we have no control, are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.  Our costs of production are also affected by the cost of complying with the extensive environmental laws that regulate our industry.

Results of Operations for the Three Months Ended July 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2006 and 2005:

	Quarter Ended July 31, 2006		Quarter Ended July 31, 2005
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$37,014,769	100.00	$19,870,429	100.0

Cost of Goods Sold	$19,481,648	52.6	$14,040,943	70.7

Gross Profit	$17,533,121	47.4	$5,829,486	29.3

Operating Expenses	$476,796	1.3	$314,528	1.6

Operating Income	$17,056,325	46.1	$5,514,958	27.8

Other Income (Expense)	$(277,549)	(0.8)	$765,391	3.9

Net Income	$16,778,776	45.3	$6,280,349	31.6

Revenues.  Revenues from operations for the three month period ended July 31, 2006 totaled approximately $37,000,000 resulting from the sale of ethanol and distillers grains.  In the three month period ended July 31, 2006, ethanol comprised approximately 90% of our sales and DDGS comprised approximately 10% percent of our sales.  Revenues were significantly higher for the fiscal quarter ended July 31, 2006, compared to the same period in 2005 primarily because of strong ethanol prices.  Our average ethanol sales price for the quarter ended July 31, 2006 was approximately 55% greater than our average ethanol sales price for the comparable 2005 period.  We also produced more ethanol during the quarter ended July 31, 2006 compared to production levels achieved during the quarter ended July 31, 2005.

The sales price for our distillers grains stayed relatively stable during the three month period ended July 31, 2006 compared to the same quarter in 2005.  Distillers grains prices are expected to remain stable in the foreseeable future unless the price of corn and soybean meal changes significantly.

We reported a decrease to revenues of approximately $2,172,000 related to derivative instruments for the three month period ended July 31, 2006.

Ethanol prices remained strong during the three month period ending July 31, 2006.  Management currently expects ethanol prices to remain higher in the short-term as compared to historical averages.  However, management anticipates some weakening in prices as seasonal demand for gasoline may lessen as the summer driving season comes to an end.  In addition, management believes the industry will need to continue to grow demand in order to sustain price levels above historical averages on a long-term basis.  According to the Renewable Fuels Association, as of August 24, 2006 there were 101 ethanol plants in operation nationwide with the capacity to produce more than 4.8 billion gallons annually.  An additional 42 new plants and seven expansions are currently under construction, which will add an additional estimated 2.8 billion gallons of annual production capacity.  Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs fail to remain low and stable.  Areas where demand for ethanol may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.

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

On December 28, 2005, the EPA released interim rules governing the implementation of the 2006 RFS requirement.  The EPA’s interim rule imposes a collective compliance approach, which means the requirement for 2006 fuel use is determined in the aggregate rather than on a refiner-by-refiner basis.  The EPA adopted this approach for 2006 because current uncertainties regarding the RFS might result in unnecessarily high costs of compliance if each party was required to independently comply.  Although there is not a requirement for individual parties to demonstrate compliance in 2006, the EPA found that increases in ethanol production and projections for future demand indicate that the 2006 volume is likely to be met.  However, in the unlikely event that the RFS is not met in 2006, the EPA expects to adjust the volume requirement in 2007 to cover the deficit.  There are no other consequences for failure to collectively meet the 2006 standard.  The EPA expects to promulgate more comprehensive regulations in the future but the interim rules and collective compliance approach are expected to apply for the entire 2006 calendar year.  In 2007 and subsequent years, the EPA expects to specifically identify liable parties, determine the applicable RFS, and develop a credit trading program.  Further, the standards for compliance, record-keeping and reporting are expected to be clarified.

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

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity).  Our cost of goods sold increased from approximately $14,041,000 for the quarter ending July 31, 2005 to approximately $19,482,000 for the quarter ending July 31, 2006.  This increase is mostly due to a 10% rise in the cost of corn and increased plant production.  Our natural gas costs remained relatively unchanged.

An increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices. The most recent USDA crop forecast anticipates a 2006 national corn crop of approximately 10.8 billion bushels compared to a 2005 national corn crop of 11.11 billion bushels.  Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”.  This increased exposure on ethanol has placed upward pressure on the corn prices.   Any increase in the price of corn would have a negative impact on our cost of goods sold.  Carryout supplies for the 2006 marketing year appear adequate, however, export demand coupled with the growing ethanol demand for corn may reduce carryout and cause corn prices to rise.  Any production shortfall during the 2006 growing season will create increased volatility and will increase our cost of corn.

Natural gas is also an important input to our manufacturing process.   We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods and transported greater distances than distiller grains with a higher moisture content.  This allows us to market them to broader livestock markets, including poultry and swine markets in the continental United States.  We expect natural gas prices to remain higher than historical averages of above $5/mmbtu.  This could increase our gas costs substantially, which will adversely impact our cost of goods sold.

Cost of goods sold includes an increase of approximately $339,000 for the three month period ending July 31, 2006 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for the three month period ended July 31, 2006 totaled approximately $477,000.  Operating expenses for the three month period ended July 31, 2005, totaled approximately $315,000.  The slight increase in operating expenses from the three month period ended July 31, 2005 to the three month period ended July 31, 2006 was primarily due increased production activity at our plant as it relates to insurance costs.

Operating Income.  Operating income for the three month period ended July 31, 2006 totaled approximately $17,056,000.  Operating income for the three month period ended July 31, 2005, totaled approximately $5,515,000.  The significant increase in operating income is primarily attributable to our strong revenues for the three month period ended April 30, 2006 compared to our revenues for the three month period ended July 31, 2005.  Strong ethanol prices and increased volume are the most important factor in the rise in revenues.

Other Income (Expense).  Our other income and expense for the three month period ended July 31, 2006 was an expense of approximately $278,000.  The expense was primarily due to approximately $412,000 in interest expense, partially offset by approximately $128,000 of interest income and approximately $7,000 of the USDA Commodity Credit Corporation Bioenergy Program payments.  Our other income and expense for the three month period ended July 31, 2005 was income of approximately $765,000 primarily consisting of approximately $1,218,000 in CCC Bioenergy Program payments and approximately $45,000 in interest income which were offset by approximately $498,000 in interest expense.  The significant reduction in Bioenergy program payments from approximately $1,218,000 in 2005 to approximately $7,000 in 2006 resulted from the program being underfunded , additional participation and a reduction in the incremental bushels of corn ground into ethanol.

Payments under the Bioenergy Program are based upon increases in bushels of corn ground into ethanol relative to previous years.  Due to the fact we only had a partial year of operation in fiscal year 2005, we received additional program payments in fiscal year 2006.  However, based upon the reductions in Bioenergy Program payments made during 2005, we will not receive the maximum award of $7.5 million. The receipt of these additional program payments has been reduced as a result of increased participation in the program by new and expanding plants as well as decreased federal funding.  The Bioenergy Program terminated as of June 30, 2006.

Results of Operations for the Nine Months Ended July 31, 2006 and 2005

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our consolidated statements of operations for the nine months ended July 31, 2006 and July 31, 2005:

	July 31, 2006		July 31, 2005
Income Statement Data	Amount	%	Amount	%
Revenues	$80,877,412	100.0	$46,212,751	100.0

Cost of Goods Sold	$51,872,326	64.1	$34,142,331	73.9

Gross Profit	$29,005,086	35.9	$12,070,420	26.1

Operating Expenses	$1,616,074	2.0	$1,422,574	3.1

Operating Income	$27,389,012	33.9	$10,647,846	23.0

Other Income (Expense)	$(612,757)	(0.8)	$2,277,497	4.9

Net Income	$26,776,255	33.1	$12,925,343	28.0

Revenues.  The significant increase in revenues from the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005 was primarily due to a strengthening in ethanol prices coupled with increased production levels.

Cost of Goods Sold.  Our cost of goods sold as a percentage of revenues were 64.1% and 73.9% for the nine months ended July 31, 2006 and 2005, respectively.  As we increase our production levels, we require more corn.  The increase in our cost of goods sold reflects the added corn cost resulting from processing more ethanol and an increase in the cost of corn.  As a percentage, cost of goods sold decreased because of production efficiencies and an increase in the sales price of ethanol.

Operating Expenses.  Our operating expenses as a percentage of revenues decreased slightly from 3.1% to 2.0% for the nine months ended July 31, 2006 and 2005.   This percentage decrease is caused by the increase in total revenues from 2005 to 2006.

Operating Income.  Our income from operations increased from 23.0% to 33.9% for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005.  Strong ethanol prices combined with increased production has caused our operating income to represent a larger percentage of revenues.

Other Income (Expense).  Our other income (expense) as a percentage of revenues was (0.8%) and 4.9% for the nine months ended July 31, 2006 and 2005, respectively.  The change to expense from income is due in large part to the reduction in Bioenergy program payments we received in 2006 compared to 2005.

Changes in Financial Condition for the Nine Months Ended July 31, 2006

Assets totaled approximately $79,970,000 at July 31, 2006 compared to approximately $68,638,000 at October 31, 2005.  Current assets totaled approximately $21,842,000 at July 31, 2006 up from approximately $19,588,000 at October 31, 2005.  The change in current assets resulted from an increase in receivables and investments.

Current liabilities totaled approximately $5,926,000 at July 31, 2006 up from approximately $3,972,000 at October 31, 2005.  Most of the increase results from the current portion of our long-term debt and an increase in accounts payable.

Long-term debt, net of current maturities, totaled approximately $14,066,000 at July 31, 2006 down from approximately $20,842,000 at October 31, 2005.  This reduction occurred as a result of our regularly scheduled loan payments as well as an additional principal payment of our loan in December 2005.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended July 31, 2006 and 2005:

	Nine Months Ended July 31
	2006	2005
Net cash from operating activities	$29,000,684	$7,315,621
Net cash (used in) investing activities	$(11,698,485)	$(5,498,245)
Net cash provided by (used for) financing activities	$(18,097,543)	$2,447,170

Cash Flow From Operations

The increase in net cash flow provided from operating activities for the nine months ended July 31, 2006 compared to nine months ended July 31, 2005 was primarily due to strong net income from continuing plant operations.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

The increase in net cash flow used in investing activities for the nine months ended July 31, 2006 compared to same period in 2005 was primarily due to our increase in investments and capital expenditures, specifically the plant expansion.

Cash Flow From Financing Activities.

We used cash to pay down our debt by approximately $9,928,000 for the nine months ended July 31, 2006 compared to an approximately $683,000 debt payment made during the same period in 2005.  During the nine months ended July 31, 2006 we made a member distribution in the amount of approximately $2,760,000.

Short-Term and Long-Term Debt Sources

In January 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which are secured by substantially all of our assets.  We converted the construction loan into a 10-year term loan on February 14, 2005.  The principal amount of the converted loan was approximately $28,953,000.  The converted term loan agreement provides for monthly principal installments with interest charged at a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% thereafter.

On January 30, 2006, we amended the credit facility increasing the credit facility to $38,500,000.  The Second Amendment to the Credit Agreement dated January 30, 2006 with Home Federal Savings Bank increased the revolving commitment amount to $6,500,000 and extended the term of the revolving credit to April 1, 2007.  The revolving credit loan carries an interest rate of prime plus 0.65% and established five individual letters of credit in favor of Hartland Fuel Products, L.L.C.  The letters of credit were issued to allow us access to cash consumed by the ethanol derivative instruments and had a one-time fee of $37,500.  As of July 18, 2006 the letters of credit were canceled and we now have available credit of $6,500,000.  Interest on the line of credit is charged at the prime rate plus 0.65% with a maximum rate of 8%.   The interest rate on the line of credit was 8.0% and there were no amounts outstanding as of July 31, 2006.

We have secured a $30,000,000 long-term note and a $15,000,000 line of credit with a varying interest rate based on prime and our debt to tangible net worth ratio.  We expect to use these funds to finance the plant expansion that we began in April 2006.  The term note and line of credit require us to maintain certain financial covenants.  As of July 31, 2006, there were no amounts outstanding on the loan.

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, we must deposit into a restricted bank account each quarter an amount equal to 25% of our free cash flow, as defined in our loan agreements.  These deposits are capped at $1,250,000, for each fiscal year, not to exceed $6,500,000 in the aggregate.  As of July 31, 2006, we had deposited $1,250,000 into a restricted account thus fulfilling the bank obligation for calendar year 2006. We have other restrictive covenants which require minimum financial ratios and restrict distributions during the twelve months following construction completion.  Further restrictions limit distributions in subsequent years to 65% of net income, provided tangible assets to total debt exceed 2:1 and total debt to equity less than 1.5:1.

Loan covenants also restrict prepayment amounts on the term loan to 20% of the note balance in any given fiscal year.  We made a prepayment on the term loan of approximately $4,390,000 in December 2005 for the 2006 fiscal year.

Covenants

The credit facility, consisting of a convertible construction loan and a line of credit, are subject to numerous protective covenants requiring us to maintain various financial ratios.  We are currently out of compliance with our capital expenditure limits due to our expansion activity.  The lender has waived compliance for this covenant for the fiscal quarter ended July 31, 2006.  Our failure to comply with the protective loan covenants or maintain the required ratios may cause acceleration of the outstanding principal balances and/or the imposition of fees, charges or penalties.  We are currently in compliance with all protective covenants related to the credit facility except for the covenant relating to capital expenditures.

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

Beginning in October 2006, we expect to receive semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  Based upon our 2006 assessment, these grants are expected to total approximately $4,000,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

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

In order to receive these benefits, we must create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years.  We must pay at least 80% of the cost of a standard medical and dental insurance plan and annually invest at least 1% of our pre-tax profits in a working training and skills enhancement program.  A worker productivity and safety improvement program must also be implemented and maintained.  We have until November 20, 2007 to satisfy these requirements.  We have applied for an amendment to the Program that would replace the employee training requirement with the option of a retirement fund match or profit-sharing program.  We have not yet been informed as to whether the Department will agree to this modification.  If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received.

The Iowa Department of Economic Development has approved our application for Enterprise Zone Program benefits in conjunction with our plant expansion.  The award includes the following incentives:

•      Supplemental New Jobs credit;

•      A 5% investment tax credit; and

•      A refund of State of Iowa sales tax paid on construction materials.

Plant Expansion

We are doubling the production capacity at our plant.  In April 2006 we received the Title V emissions permit which was required prior to beginning construction of the expansion.  On May 12, construction of the expansion began.  We signed a design-build agreement for the expansion on June 19, 2006 with Fagen, Inc.  We currently expect the expansion to be completed sometime in June 2007, however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production levels by summer 2007.

We currently estimate the cost of the expansion project to be approximately $48,500,000. This is a preliminary estimate and we expect it will change as we continue to gather information relating to the expansion.  We are funding the expansion using a combination of debt and our cash on hand.  We do not expect to seek additional equity from our members.  We anticipate the expansion will most likely add 10 employees to the current staff of 33 and will increase the usage of North Iowa corn from 18 million to approximately 35 million bushels annually.

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

As of July 31, 2006, we have price protection in place for a portion of our corn needs through January 2007.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for the remainder of fiscal year 2006 and into fiscal year 2007.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of July 31, 2006, we have price protection in place for approximately 340,000 million British thermal units (MMBTU) of natural gas through November 2006.  Additional price protection for fiscal year 2006 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

As of July 31, 2006, we have a purchase commitment for additional denaturant deliveries for an estimated value of approximately $3,123,000 through December 2006.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We have also entered into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the July 31, 2006 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarter ended July 31, 2006 and 2005, the Company recorded a combined realized and unrealized loss/gain for derivatives from corn and natural gas of approximately ($339,000) and $171,193 respectively.  These losses and gains are recorded in cost of goods sold.  Also during the quarter ended July 31, 2006, we recorded a realized and unrealized loss for ethanol derivatives of approximately $2,172,000.  This loss is recorded in revenues.

Off Balance Sheet Arrangements.

We currently do not have any off-balance sheet arrangements.

Item 3.    Controls and Procedures

Our management, including our President (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2006.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)                                  The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
10.1	Design-Build Agreement between Golden Grain Energy, LLC and Fagen, Inc., dated June 19, 2006*

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a).

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a).

32.1	Certificate Pursuant to 18 U.S.C. § 1350.

32.2	Certificate Pursuant to 18 U.S.C. § 1350.

*                                           Portions omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 13, 2006	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	September 13, 2006	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)