Form 10KSB
period 2006-10-31
GOLDEN GRAIN ENERGY
filed 2007-01-18
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended October 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act.
Commission file number 000-51177

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

Class A Membership Units

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year.       $113,575,311

As of January 1, 2007, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $23,540,000.   As of January 1, 2007, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $460,000.

As of January 1, 2007, there were 23,540,000 Class A membership units outstanding.  As of January 1, 2007 there were 920,000 Class B membership units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn;

•	Ethanol supply in excess of demand;

•	Our ability to implement our expansion plans;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility in north central Iowa; and

•	Competition from alternative fuel additives.

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to retain key employees and maintain labor relations;

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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002 for the purpose of constructing and operating a 40 million gallon per year ethanol pant in Mason City in north central Iowa.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.   Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

Since December 2004 we have been engaged in the production of ethanol and distillers grains at the plant in Mason City, Iowa.  Our plant currently produces approximately 55 to 60 million gallons of ethanol per year.

On August 22, 2005, our board of directors approved plans to proceed with an expansion of our current plant to add approximately 50 million gallons per year of additional ethanol production capacity.  On November 15, 2005, the members of the Company approved the plant expansion.  We currently estimate the cost of the expansion to be approximately $48,800,000.  This is a preliminary estimate and we expect it will change as construction continues.  We were approved for a Title V emissions permit on April 17, 2006 to produce up to 150 million gallons per year of ethanol.  In order to expand the plant, we had to obtain this Title V emissions permit.  We executed a design-build contract with Fagen, Inc. on June 19, 2006 to construct the expansion.  Fagen, Inc. designed and built our current plant.  Through fiscal year 2006, we have been financing the plant expansion costs through cash we have on hand and we have not required, nor do we expect to require, additional equity from the members to complete the plant expansion.  On November 14, 2006, we entered into an agreement with Home Federal Savings Bank to restructure our existing credit facilities and to add an additional $30,000,000 term loan and increased our revolving note to $15,000,000 to complete our plant expansion project.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to: the available supply and cost of corn from which our ethanol and distillers grains are produced; the cost of natural gas which we use in the production process; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; sufficient demand for ethanol to maintain favorable prices; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state, and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Principal Products and Markets

Our ethanol plant is located in Mason City, Iowa, in Cerro Gordo County, in the north central section of Iowa.  Benefits of the site include its proximity to existing grain production, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Omaha, Nebraska; and Chicago, Illinois.

The principal products we produce are ethanol and distillers grains.  Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Approximately 95% of all ethanol produced is used in its primary form for blending with unleaded gasoline and other fuel products.  The implementation of the Federal Clean Air Act has made ethanol fuels an important domestic renewable fuel additive.  Used as a fuel oxygenate, ethanol provides a means to control carbon monoxide emissions in large metropolitan areas.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  The principal markets for our ethanol are petroleum terminals in the continental United States.

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distillers grains at our dry mill ethanol facility:  Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DMWS is processed corn mash that has been dried to approximately 50% moisture.  DMWS have a shelf life of approximately seven days and are often sold to nearby markets.  DDGS is processed corn mash that has been dried to 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.  Of our total distillers grains production, we currently market about 80% as DDGS and 20% as DMWS.  Our plant expansion will lead to the production of more distillers grains.  This will require us to ship more of our distillers grains in the form of DDGS to other markets as our local market will not be able to absorb the additional production.  We expect after the expansion project to produce between 85% and 90% of our distillers grains as DDGS and 10% to 15% as DMWS.  This will lead to increased natural gas usage in the drying process.

Local Ethanol and Distillers Grains Markets

As described below in “Distribution Methods”, we market and distribute our ethanol and distillers grains through third parties.  Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made by our marketers.

Regional Ethanol Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  Our regional market is within a 450-mile radius of our plant and is serviced by rail.  We constructed a railroad spur to our plant so our products can easily reach regional and national markets.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Minneapolis, Chicago, and St. Louis).  Our location and rail facilities allow us to effectively supply ethanol to these markets.

National Ethanol Markets

According to the Renewable Fuels Association statistics, demand for fuel ethanol through September of 2006 exceeded 3.8 billion gallons.  If this level of demand continues through the end of 2006, the United States will demand fuel ethanol well in excess of 4 billion gallons.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends such as E85, E diesel and fuel cell markets.  In addition, the recent implementation of a Renewable Fuels Standard contained in the Energy Policy Act of 2005, which was signed into law on August 8, 2005, is expected to favorably impact the ethanol industry by enhancing both the production and demand for ethanol into the future.

The provision of the Energy Policy Act of 2005 that is likely to have the greatest impact on the ethanol industry is the creation of a 7.5 billion gallon Renewable Fuels Standard (the “RFS”). The RFS began at 4 billion gallons in 2006 and will increase to 7.5 billion gallons by 2012. The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  Recently the EPA proposed final rules that would fully implement the RFS program including adoption of the RFS and creation of a credit trading program that would allow some refiners to blend more renewable fuel than is required under the RFS and sell credits to refiners who blend less renewable fuel than is required.  According to the Renewable Fuels Association, the RFS is expected to lead to approximately $6 billion in new investment in ethanol plants across the country. An increase in the number of new ethanol plants will bring an increase in the supply of ethanol. Thus, while the RFS may cause ethanol prices to increase in the short term due to additional demand, future supply could outweigh the additional demand. This would have a negative impact on our earnings.

Ethanol is frequently used as an oxygenate for fossil fuels.  Another substance that can be used as an oxygenate in fossil fuels is called MTBE.  MTBE is a petroleum based oxygenate.  Current scientific research suggests MTBE causes groundwater contamination.  As a result, MTBE has been banned in many states but is not yet banned nationally.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE could result in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. While this may create some additional demand in the short term, the Act repealed the Clean Air Act’s 2% oxygenate requirement for reformulated gasoline immediately in California and 270 days after enactment elsewhere. The 2% oxygenation requirement expired on May 5, 2006.  The Clean Air Act, however, also contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of not less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend. This requirement was unaffected by the Act and a number of states, including California, participate in this program.

Distribution Methods

We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in April 2004 for the purposes of marketing and distributing our ethanol.  Under this agreement, we had the option of using a pooled or non-pooled marketing arrangement.  We have elected to use a pooled marketing arrangement which means that the ethanol we produce is pooled with ethanol produced by other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Effective December 1, 2005 we entered into a Member Control Agreement with RPMG whereby we made a capital contribution and became a 10% owner of RPMG.  Final ownership documents were signed on April 11, 2006.   We have an exclusive marketing arrangement with RPMG where all of the ethanol we produce is marketed by RPMG.

We entered into an exclusive marketing agreement with Commodity Specialist Company (“CSC”) in December 2003 for the purpose of marketing and selling all the distillers grains we produce.  CSC markets all of our distillers grains and we receive a percentage of the selling price actually received by CSC in marketing our distillers grains to its customers.

New Products and Services

We have not introduced any new products or services during the fiscal year ended October 31, 2006.

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

The Energy Policy Act of 2005 expands who qualifies for the small ethanol producer tax credit.  Under the Energy Policy Act of 2005, the size limitation on the production capacity for small ethanol producers increases from 30 million to 60 million gallons.  The credit can be taken on the first 15 million gallons of production.  The tax credit is capped at $1.5 million per year per producer.  We expect to be eligible for this tax credit for 2006.  We do not expect to be eligible for this tax credit when our plant expansion is complete because we expect to produce more than 60 million gallons of ethanol per year.

On December 28, 2005, the Environmental Protection Agency released interim rules imposing a 2.78% default provision (equating to 4 billion gallons of renewable fuel) of the RFS.  The interim rule applies the 2.78% requirement in the aggregate, meaning no refiner individually has to meet the standard, but that the industry as a whole will have to blend at least 2.78% renewable fuels into gasoline this year.  Any shortfall in meeting this requirement would be added to the 4.7 billion gallon RFS requirement in 2007.  Based on current production and demand, it is likely that more than 4 billion gallons of ethanol and biodiesel was blended in 2006.  On September 7, 2006, the EPA issued a proposed rule that would fully implement the RFS.  The proposed rule requires oil refiners to use 4 billion gallons of renewable fuels in 2006.  This quota increases incrementally until 2012 when oil refiners will be required to use 7.5 billion gallons of renewable fuels per year.  The proposed rule also creates a credit trading system where oil refiners that blend more renewable fuels than they are required can sell credits to refiners who blend less renewable fuel than they are required under the RFS.

In May of 2006, Iowa passed aggressive renewable fuels legislation that requires 25% of Iowa’s motor fuel consumption to be from renewable fuel sources by the year 2020.  Iowa’s renewable fuel standard starts in the year 2009 at 10% and increases incrementally to 25% in 2019.  The Iowa legislation also includes various tax credits for expanding renewable fuels use in Iowa.  This legislation could positively affect the demand for ethanol in Iowa and could positively affect our financial performance.  Despite this potential increase in demand, ethanol plants throughout the United States are significantly expanding production in the coming years.  Ethanol production could outstrip any potential increase in demand from this new legislation.  This could negatively impact ethanol prices in the future and reduce our revenues.

Effect of Governmental Regulation

The ethanol industry and our business depend upon continuation of the federal ethanol supports discussed above.  These incentives have supported a market for ethanol that might disappear without the incentives.  Alternatively, the incentives may be continued at lower levels than those at which they currently exist.  The elimination or reduction of such federal ethanol supports would make it more costly for us to sell our ethanol and would likely reduce our net income and the value of your investment.

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the plant.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.  Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, an alcohol fuel producer’s permit and a Title V emissions permit.  Air Resource Specialists has completed the preparation of our spill prevention control and countermeasures plan.   In fiscal year 2006, we incurred costs and expenses of approximately $80,000 complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.

Competition

We are in direct competition with numerous other ethanol producers, many of whom have greater resources than we do. We also expect that additional ethanol producers will enter the market if the demand for ethanol continues to increase.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.

According to the Renewable Fuels Association, as of December 1, 2006, the ethanol industry has grown to 108 production facilities in the United States. There are 55 new plants currently under construction along with 7 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 5 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to more than 9.5 billion gallons per year.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Tate & Lyle, ASAlliances Biofuels, LLC., VeraSun Energy Corporation and Hawkeye Renewables, all of which are each capable of producing more ethanol than we expect to produce.

According to the Iowa Renewable Fuels Association, other than our plant, there are currently 25 ethanol plants operating in Iowa and there are 12 new plants in various stages of construction.  Also according to the Iowa Renewable Fuels Association, 7 Iowa ethanol plants are expanding their current production capacities.  Total annual ethanol production capacity from operating plants in Iowa is currently estimated at approximately 1.5 billion gallons.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of More Than 150
million gallons per year (mmgy)

Company	Location	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp	York, NE	55
	Colwich, KS	25
	Portales, NM	30
	Revenna, NE		88

Aventine Renewable Energy, Inc.	Pekin, IL	100	57
	Aurora, NE	50

Archer Daniels Midland*	Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	1,070

ASAlliances Biofuels, LLC	Albion, NE		100
	Linden, IN		100
	Bloomingburg, OH		100

Hawkeye Renewables, LLC	Iowa Falls, IA	105
	Fairbank, IA	115

Tate & Lyle	Loudon, TN	67	38
	Ft. Dodge, IA		105

VeraSun Energy Corporation*	Aurora, SD Ft. Dodge, IA Charles City, IA Welcome, MN Hartely, IA	230	330

*Individual state production capacity not reported

Updated: December 8, 2006

U.S. FUEL ETHANOL PRODUCTION CAPACITY

Top Producing States
millions of gallons per year (mmgy)

State	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Iowa	1,078.50	770
Nebraska	575.50	600
South Dakota	402	378
Indiana	102	551
Minnesota	501.60	130.50
Illinois	188	261
Wisconsin	230	130
Ohio	3	270
Texas	0	270
Kansas	206.50	55
North Dakota	10.5	200
Michigan	150	57
Missouri	155	0
Remaining States	285.4	483

Updated: December 8, 2006

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

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol, such as producers of MTBE, a petrochemical derived from methanol that costs less to produce than ethanol.  Although MTBE has been banned in many states and certain provisions of the Energy Policy Act of 2005 have made the use of MTBE unattractive to refiners and blenders, MTBE could affect the selling price and demand for ethanol.   Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market MTBE and other additives, to develop alternative products, and to influence legislation and public perception of MTBE and ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

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

Sources of Raw Materials - Corn Feedstock Supply

Our plant currently uses approximately 20 million bushels of grain per year or approximately 55,000 bushels per day as the feedstock for its dry milling process.  When our plant expansion is complete we expect to use approximately 37 million bushels of grain per year or approximately 100,000 bushels per day.  We buy as much grain as possible from local grain elevators.  We are not licensed as an Iowa grain dealer, which means we rely on local grain elevators to source our corn rather than purchasing corn directly from local producers. Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts through local grain elevators.  The commodities manager coordinates corn deliveries from participating grain elevators.  We may purchase additional grain from outside of our trade area as needed and price dictates.  We are currently constructing a new corn bin which will provide the extra grain storage capacity we will require when our expansion project is operational.  Upon completion of the expansion, we will have total capacity for approximately 7 days worth of corn in storage.

In a March 2005 grain origination study of the geographical area surrounding our plant site, performed by FC Stone, it was projected that the local available corn supply consisted of approximately 126 million bushels within a 50 mile radius and 58 million bushels within a 30 mile radius.  Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  The recent increase in ethanol production has lead to higher demand for corn and increased corn prices.  We anticipate the cost of corn to continue to increase.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS — Plan of Operations for the Next 12 Months - Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Costs of Goods Sold” for a more detailed discussion of our corn supply.

Utilities

The plant requires a significant and uninterrupted supply of electricity, natural gas and water to operate.  We have entered into agreements with providers of these utilities as follows:

Natural Gas

We entered into an agreement with an unrelated party for the provision of all of the natural gas required by the plant.  The agreement commenced in December 2004 and continues for a period of 10 years.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS — Plan of Operations for the Next 12 Months - Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Costs of Goods Sold” for a more detailed discussion of our natural gas supply.

Electricity

We entered into an agreement with an unrelated party for the provision of all electrical energy required by the plant.  The agreement commenced on June 2004 and continues through May 2007.  After expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party upon 60 days prior written notice.  We expect that when our contract expires in May 2007, we will continue under the contract on a month-to-month basis.

Water

The primary water supply for our plant is generated by one 550 gallon-per-minute pump at the well drilled at the plant site.  In addition, we are connected to the City of Mason City’s water supply in the event the water supplied by our well is not sufficient and for back-up water supply.  We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines.  For the next 10 years, we will pay a special fixed user fee of $3,333 per month to Mason City for back-up water supply.  In addition, we pay Mason City for any potable water usage at the plant based upon our actual usage times the current rate ordinance.  We are in the process of drilling another well for additional water production capacity as a part of our plant expansion project.  While we expect that our current well can produce a sufficient supply of water to support our operations following the plant expansion, we are providing for extra water capacity with the additional well.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with RPMG and CSC for the purposes of marketing and distributing our principal products, which consist of ethanol and distillers grains.  We rely on RPMG and CSC for the sale and distribution of all of our products and are highly dependent on these companies for the successful marketing of our products.  See “Distribution Methods.”

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Employees

As of October 31, 2006, we had 32 full-time employees and do not expect a significant change in this number over the next twelve months.  When the plant expansion is complete we plan to add approximately 10 new full-time employees.

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

Risks Relating to Our Business

We have a limited operating history.  We began our business in 2002 and commenced production of ethanol at our plant in December 2004.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed through out these risk factors.  Many of these factors are outside of our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol, the Company has no other line of business to fall back on. Our business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

Increases in the price of corn or natural gas would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control.

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

Natural gas has recently been available only at prices exceeding historical averages.  The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more specifically distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases. Any lowering of gasoline prices will likely also lead to lower prices for ethanol, which may reduce our revenues.

The price of ethanol has recently been much higher than its 10-year average. We expect these prices to level out and follow the oil market as supply from new and existing ethanol plants increases to meet increased demand. Increased production of ethanol may lead to lower prices. The increased production of ethanol could have other adverse effects. For example, increased ethanol production could lead to increased supplies of co-products from the production of ethanol, such as distillers grains. Those increased co-product supplies could outpace demand, which would lead to lower prices for those co-products. Also, the increased production of ethanol could result in increased demand for corn. This could result in higher prices for corn and corn production creating lower profits. There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenues which would decrease our income and profitability.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent upon the cost of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.

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

Risks Related to Ethanol Industry

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of December 1, 2006, 108 ethanol plants are currently operating in the United States with 55 new ethanol plants in various stages of completion and 7 expansions of existing plants in progress.  The United States ethanol industry is on track to produce nearly 5 billion gallons of ethanol in 2006.  Iowa alone has 26 operating ethanol plants with 12 new plants in various stages of construction and an estimated 7 ethanol plants expanding their capacities.  Iowa alone is estimated to have produced approximately 1.5 billion gallons of ethanol in 2006.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The recent passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic ethanol production facilities.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Tate & Lyle, ASAlliances Biofuels, Hawkeye Renewables, LLC, and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect that lower prices for ethanol will result which may adversely affect our ability to generate profits and adversely affect our financial condition.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  This is especially true in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Significant resources are being allocated to promote research and development of cellulose-based ethanol.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and financial condition will be negatively impacted.

Competition from imported ethanol may be a less expensive alternative to our ethanol.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported from Caribbean Basin countries may affect both our ability to sell our ethanol profitably, adversely affecting our results of operations and financial condition.  Additionally, Brazil has an established ethanol market whose exports to the United States could be competitive with us.  This competition could affect our ability to operate profitably.

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

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition,  some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  We do not assure you that we will not be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Risks Related to Expansion of Our Plant

We give no assurances that we will be able to successfully implement our expansion strategy as planned.We have commenced construction to increase our current production capacity from a capacity of approximately 55-60 million gallons annually to approximately 95 million gallons annually.  The cost of the expansion is expected to be approximately $48,800,000, which will be financed using both a portion of our cash on hand and additional debt financing.  The use of cash to finance these expenditures could impact our ability to make future distributions to our members.

There is no assurance that the expansion will reduce our operating costs or increase our operating income.  Our expansion projections are based upon our historical operating costs and historical revenues and there is no guarantee or assurance that our past financial performance can accurately predict future results especially in connection with this expansion.  In addition, the expansion may cost more than is anticipated and may present additional challenges and risks that negatively impact our future financial performance.

If the expansion costs more than we expect, the expansion may be unprofitable.  We anticipate that Fagen, Inc. will expand our plant for a fixed contract price, based on the plans and specifications in the design-build agreement.  We have based our capital needs on a design for the plant expansion that will cost approximately $48,800,000.  Any significant increase in the estimated construction cost of the expansion may make the expansion too expensive to complete or unprofitable to operate.

Construction delays could increase our costs.  Construction of the expansion began in April 2006 and is expected to be completed by June 2007; however, construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule. In addition, Fagen’s involvement in the construction of a number of other plants while constructing our plant could cause delays in our construction schedule. Also, any changes in interest rates or the credit environment or any changes in political administrations at the federal, state or local level that results in policy changes unfavorable to us, could cause construction and operation delays. If it takes longer to construct the expansion than we anticipate, it may increase our costs, which could have an adverse effect on our results of operations and financial condition.

Defects in expansion construction could impair our ability to produce ethanol and its co-products.  There is no assurance that defects in materials and/or workmanship in the plant expansion will not occur.  Under the terms of the design-build agreement with Fagen Inc., Fagen warrants that the materials and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery.  Though the expansion design-build agreement requires Fagen to correct all defects in material or workmanship for a period of one year after substantial completion of the expansion, material defects in material or workmanship may still occur. Such defects could significantly impair operations of the plant or cause us to interrupt or discontinue the plant’s operation. Interrupting or discontinuing plant operations could adversely affect our ability to generate sufficient cash flow to cover our costs and force us to terminate our business.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our ethanol plant is located on an approximately 70-acre site located approximately 1.5 miles west of U.S. Highway 65, one-half mile north of U.S. Highway 18, also known as the Avenue of the Saints, and approximately 5 miles east of Interstate Highway 35.  The plant’s address is 1822 43rd Street SW, Mason City, Iowa.  The plant is designed to grind approximately 20 million bushels of corn per year to produce approximately 55-60 million gallons of ethanol.  Construction of the plant was completed in December 2004.  The ethanol plant consists of the following buildings:

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

In April of 2006, we commenced construction on an expansion of our current plant that when complete will increase the capacity of our plant to approximately 95 million gallons per year.  In order to complete the expansion, we entered into an agreement to purchase an additional 54 acres of land.  We will pay approximately $539,000 for the additional land.  We expect to close the land purchase transaction in January of 2007.  As of October 31, 2006, we have paid $25,000 in earnest money for the additional land.  With the purchase of this additional land for the plant expansion, we will own approximately 124 acres of land.

On November 14, 2006, we entered into a comprehensive credit facility that restructured our initial plant construction debt and revolving loan facility and included an additional $30,000,000 as a term note and an increase in the revolving note to $15,000,000 for our expansion project.  This comprehensive credit facility was issued by Home Federal Savings Bank.  As a part of this expansion financing we executed a new mortgage in the amount of $77,000,000 in favor of Home Federal.  This mortgage establishes a first lien on substantially all of the Company’s assets.

In addition to the debt financing held by Home Federal Savings Banks, we have a no interest loan with an original principal amount of $300,000 from the Iowa Department of Economic Development.  The loan package from the Iowa Department of Economic Development also included an additional $100,000 forgivable loan.  The requirements of forgiveness were met in 2006 and the Iowa Department of Economic Development forgave the loan on February 28, 2006.   As of October 31, 2006, the outstanding balance on the $300,000 no interest loan was $283,333.  This debt is secured by a mortgage on our assets that is subordinate to Home Federal’s mortgage.

These debt financing instruments are discussed in more detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR MEMBERSHIP UNITS AND RELATED MEMBER MATTERS.

There is no public trading market for our Class A or Class B membership units.  We have created a private qualified online matching service in order to facilitate trading of our units.  Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a publicly reporting company, we will continue to make information about the Company publicly available on our website.

As of October 31, 2006, there were approximately 765 holders of record of our Class A units and approximately 50 holders of record of our Class B units.

On December 19, 2005, our board of directors declared a cash distribution of $0.10 per unit to the holders of Class A and B units of record at the close of business on January 1, 2006.  The distribution was mailed to the members on February 7, 2006.  Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.   Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   In addition, distributions are restricted by certain loan covenants in our construction term loan, expansion term loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

During the fiscal year ended October 31, 2006, we repurchased and retired 3,100,000 Class A units from two of our members in two separate transactions.  On February 1, 2006, we repurchased and retired 3,000,000 units from Fagen Energy, Inc. who purchased the units from Schwarck-Jensen Golden Grain, LLC.  The units were repurchased at a price of $2.625 per unit for a total purchase price of $7,875,000.  On August 28, 2006, the Company repurchased and retired 100,000 units held by Commodity Specialists Corp.  The repurchase price was $8.00 per unit for a total price of $800,000.

SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Period	(a) Total Numbers of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Units that May Yet Be Purchased Under the Plan
August 1 — August 31, 2006	100,000	*	$8.00	0	0
September 1 — September 30, 2006	0		—	0	0
October 1 — October 31, 2006	0		—	0	0
Total	100,000		$8.00	0	0

* These 100,000 units were purchased in the ordinary course of our business and were not pursuant to any options or tender offers.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	0		N/A	0
Equity compensation plans not approved by security holders	36,400	*	$2.50	0
Total	36,400		$2.50	0

*As part of our Bonus and Bonus Unit plan, adopted by our board of directors, our compensation committee has the discretion to set individual or group performance goals for members of our senior management team.  These goals must be reasonably calculated to increase our efficiency, profitability or the value of our equity securities.  When goals are set, our compensation committee determines annually whether the goals have been met.  If they have been met, the committee may execute either a cash award or a cash award that must be converted into Class A units at current rates.  These units have been converted to phantom units and are therefore no longer outstanding.

Units issued pursuant to this plan vest incrementally over a five year period.  Three years after the units are issued, 50% of the units issued vest in the member of the management team who received the bonus units.  Four years after the units are issued, 75% of the units issued vest and five years after the units are issued, they completely vest.  There are provisions for dealing with how the units are allocated when the person who receives these bonus units leaves the company or dies.

On December 29, 2005, cash awards were made to Walter Wendland, Chad Kuhlers, Steven Dietz and Thomas Dennstedt.  These cash awards were required to be converted to Class A units pursuant to the Bonus and Bonus Unit Plan.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant in Mason City in north central Iowa.   Since December 2004, we have been engaged in the production of ethanol and distillers grains with our current production of ethanol at approximately 55-60 million gallons per year. Our revenues are derived from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  In April of 2006 we commenced construction of an expansion that, when complete, will significantly increase our current yearly production capacity of ethanol and distillers grains.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.  We do not expect to undertake any research or development activities in the next 12 months.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to: the available supply and cost of corn from which our ethanol and distillers grains are processed; the cost of natural gas, which we use in our production process; our dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Results of Operations

Comparison of Fiscal Years Ended October 31, 2005 and 2006

	2006		2005
Income Statement Data	Amount	%	Amount	%
Revenues	$113,575,311	100.0	$71,186,897	100.0

Cost of Goods Sold	$68,503,468	60.3	$53,748,790	75.5

Gross Profit	$45,071,843	39.7	$17,438,107	24.5

Operating Expenses	$2,127,654	1.9	$1,924,331	2.7

Operating Income	$42,944,189	37.8	$15,513,776	21.8

Other Income (Expense)	$(523,171)	(0.5)	$3,684,593	5.2

Net Income	$42,421,018	37.3	$19,198,369	27.0

Revenues

Revenues from operations for fiscal year ended October 31, 2006 totaled approximately $113,575,000 as compared to revenues from operation of approximately $71,187,000 for the same period of 2005.  The increase in our revenues is due primarily to increases in the price of ethanol and increases in the amount of ethanol and distillers grains sold.  For the fiscal year ended October 31, 2006, the average price at which we sold our ethanol increased approximately 32% as compared to the same period of 2005.  Conversely, in the fiscal year ended October 31, 2006, the average price at which we sold our distillers grains fell approximately 5% as compared to fiscal year 2005.  This decrease in distillers grains prices is due to increased distillers grains supplies from additional ethanol production.  Additionally, in fiscal year ended October 31, 2006, we sold approximately 30% more ethanol and 37% more distillers grains compared to the same period of fiscal year 2005.

Net gallons of denatured ethanol sold totaled approximately 58 million gallons for fiscal year ended October 31, 2006 as compared to approximately 44 million gallons sold for the same period of 2005.  While we anticipate continued strong demand for ethanol, we are uncertain as to the sustainability of current ethanol prices given the increasing ethanol supply as new plants begin production and existing plants continue to expand.

Cost of Goods Sold

Cost of goods sold for fiscal year ended October 31, 2006 totaled approximately $68,503,000 as compared to approximately $53,749,000 for the same period of 2005.  The overall increase in cost of goods sold was primarily due to additional raw materials required for our increased ethanol and distillers grains production.  However, cost of goods sold does include a decrease to cost of goods sold of approximately $3,575,000, which includes both realized and unrealized gains, in fiscal 2006 related to our corn and natural gas derivative instruments as compared to an increase in cost of goods sold of approximately $529,000 for realized and unrealized losses in the same period of 2005.  We recognize the gains or losses that result from the changes in the value of our derivative instruments in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.  We plan to actively monitor the costs of our raw materials throughout fiscal year 2007, and adjust our hedging positions accordingly to attempt to insulate ourselves from price increases in our raw materials.

Gross Profit

Gross profit for fiscal year ended October 31, 2006 was approximately $45,072,000 as compared to approximately $17,438,000 for the same period of 2005.  This is an increase of 158% for fiscal year 2006 as compared to fiscal year 2005.  This increase is due primarily to increased efficiency and production at the plant and the favorable spread between the selling prices of our products and the costs of the raw materials required to produce our products as discussed above.

In fiscal year ended October 31, 2006, we enjoyed a very favorable spread between the selling price of the ethanol and distillers grains we sold and the cost of the raw materials we require to produce our ethanol and distillers grains.  We do not expect the spread between the price we receive for our products and the costs of our raw materials to continue to exist at such a favorable rate in the future.  A decrease in this spread will adversely affect our financial performance.

Operating Expenses

Operating expenses for the fiscal year ended October 31, 2006 totaled approximately $2,128,000 as compared to approximately $1,924,000 for the same period of 2005.  This increase is due primarily to higher administrative salaries and bonuses and higher director fees for fiscal year 2006.  The increase in operating expenses for fiscal year ended October 31, 2006 leads to operating income for that period of approximately $42,944,000 compared to approximately $15,514,000 for the same period of 2005.  Operating income for fiscal year 2006 is approximately 177% higher than in fiscal year 2005.

Other Income (Expense)

In the fiscal year ended October 31, 2006, we experienced other expense of approximately $523,000, compared to other income in fiscal year 2005 of approximately $3,685,000.  This drop was mainly due to a significant drop in government assistance income.  In fiscal year 2005, we received other income from the USDA Commodity Credit Corporation Bioenergy program of approximately $4,784,000 and approximately $448,000 in other grant income, for a total of approximately $5,232,000.  For the same period of 2006, these two sources of funds equaled approximately $370,000 of other income, or a 93% decrease.  This change is primarily what created the substantial drop in other income/expense.  We received notice in July of 2006 that the USDA Commodity Credit Corporation Bioenergy Program would end in September of 2006, with its final payments being made for the June 2006 reporting period.  For this reason, we will not receive any further income from this program.

The other expense recorded in fiscal year ended October 31, 2006 leads to a net income of approximately $42,421,000 as compared to approximately $19,198,000 for the same period of 2005.  This is an increase in net income of approximately 121%.  This increase in net income for fiscal year 2006 leads to net income per unit as a weighted average of approximately $1.68 per share as compared to $0.70 per share for fiscal year 2005.

Plant Operations

Our plant became operational on December 13, 2004.  Since January 2005, our plant has consistently exceeded its nameplate production capacity of 40 million gallons of ethanol per year, as measured on a pro rata basis.   We expect the plant will continue to exceed its nameplate production capacity in the future.  Management continues to direct its efforts toward increasing production and operating efficiencies while maintaining or decreasing operating costs.  There is no assurance or guarantee that we will be able to consistently satisfy these objectives.

We are subject to ongoing environmental regulations and testing.  We were required to have the plant’s emissions standards tested by conducting a Relative Accuracy Test Audit (RATA) on a semi-annual basis and disclose the level of emissions to the Iowa Department of Natural Resources on a semi-annual basis.  We completed and passed all associated compliance testing in June and November 2006.

In October 2005, we completed the expansion of our rail facility by installing two reconditioned turnouts to our existing rail track and constructing approximately 4,025 feet of new track.  The total cost of the rail expansion was approximately $354,000.  We anticipate the additional rail capacity will benefit our operations by allowing us to ship more of our products using shuttle trains, which are generally more cost-efficient than shipping individual cars.

We have completed improvements to our manufacturing process, that will provide greater efficiency in the drying of our distillers grains, which we anticipate will reduce our energy costs and potentially increase the yield of our dried distillers grains.  The project began in December 2005 and was completed in October 2006.  Total project costs were approximately $476,000.

In September 2006, we entered into an agreement to provide additional efficiencies to our production process.  The project began in October 2006 and is projected to be completed in April 2007.  Project costs through October 31, 2006 were approximately $124,000 and are estimated to total $877,000.

In December 2005, we entered into an agreement to construct a 375,000 bushel bin for corn storage.  Project costs through October 31, 2006 were approximately $657,000 and are estimated to total approximately $810,000.  The new corn storage bin is necessary to meet our corn storage needs following the expansion project.

In April of 2006 we commenced work on our expansion project.  The expansion is expected to be complete in June 2007.  As of October 31, 2006 we have spent approximately $20,700,000 on the project.  Total project costs are expected to reach approximately $48,800,000.  To secure land required for the expansion project, we entered into an option agreement to purchase an additional 54 acres of land with a total purchase price of approximately $539,000.  We expect to close the land purchase sale in January of 2007.

In January of 2006 a pump broke that lead to a shut down of the ethanol plant.  The plant did not operate at full capacity again until early February of 2006.  This event resulted in a decrease in operating income of approximately $1,800,000.

Trends and Uncertainties Impacting Corn and Natural Gas Supplies and Our Cost of Goods Sold

According to USDA estimates, the 2006 corn crop, while not as large as 2004 and 2005, produced a significant amount of corn.  National production for 2006 is estimated at approximately 10.74 billion bushels with Iowa production estimated at approximately 2 billion bushels.  The 2004 and 2005 corn crops were the two largest on record with 11.8 billion bushels and 11.11 billion bushels respectively.  Despite the lower corn yield for 2006 and increased corn demand, we experienced a slight decrease in our average price of corn.  We attribute this decrease to our increased ability to source corn at a lower cost.  This increased ability stems from our greater experience in sourcing corn for our operations.  We expect that demand for corn will continue to increase significantly, and the price per bushel of corn will increase significantly as a result.  We expect that the price of corn in the next year could increase as much as $1.25 per bushel.  This would negatively impact our cost of goods sold in a significant way.

Natural gas is also an important input to our manufacturing process.  Our use of natural gas has increased approximately 26% in fiscal year 2006 as compared to the same period of 2005.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods of time so they may be transported greater distances.  This allows us to reach broader livestock markets who use our distillers grains, including poultry and swine markets throughout the continental United States.  In 2006, we saw natural gas prices that were more than in 2005 due to natural disasters during the forth quarter of 2005 and first quarter of 2006.  According to the Energy Information Administration, warmer than normal temperatures and significant natural gas in storage has decreased natural gas costs from the peak seen in the fourth quarter of 2005 and first quarter of 2006.  We expect that the cost of natural gas should be relatively flat in 2007 compared to last year.

Commodity Price Risk Protection

We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, we do not apply hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the gains and losses are immediately recognized in our cost of goods sold. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As of October 31, 2006, the fair values of our derivative instruments relating to corn and natural gas are reflected as an asset in the amount of approximately $3,272,000.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas, however, it is likely that commodity cash prices will have the greatest impact on the derivative instruments with delivery dates nearest the current cash price.

As of October 31, 2006, we have forward corn purchase contracts for the purchase of approximately 38% of corn needs through September 2007.  We have price protection in place for approximately 40% of our corn needs through September 2007.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of October 31, 2006, we have forward contracts to purchase approximately 50% of our expected natural gas usage through March 2007.  Additional price protection for fiscal year 2007 natural gas purchases will be necessary as we attempt to further reduce our susceptibility to price increases.  Lack of price protection for natural gas could lead to higher natural gas prices into fiscal year 2007 which would negatively impact our net income.

Absolute Energy, LLC Investment

On March 6, 2006, we subscribed to purchase 400 capital units of Absolute Energy, LLC, at a price of $10,000 per unit for a total investment of $4,000,000.  On April 30, 2006 we made our down-payment of $600,000 and the remaining $3,400,000 was paid on May 22, 2006.  Absolute Energy, LLC is an Iowa limited liability company that is constructing an ethanol manufacturing plant in Mitchell County, Iowa.  The units we purchased in Absolute Energy, LLC are subject to restrictions on transfer, therefore, this is not a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Employees

At the end of the 2006 fiscal year, we had 32 full-time employees.  As of January 2007, we have 33 full-time employees.  We anticipate that we will need approximately an additional 10 full-time employees upon completion of the plant expansion.

The following table represents the positions held by our current employees:

Position	# Employed
Chief Executive Officer/General Manager	1
Plant & Maintenance Manager	1
Commodities Manager	1
Chief Financial Officer	1
Lab Manager	1
Lab Technician	1
Secretary/Clerical	3
Shift Supervisors	4
Maintenance Supervisor	1
Maintenance Craftsmen	5
Material Handlers	4
Plant Operators	9
Scale Operator/Grain Grader	1
TOTAL	33

Application of Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our consolidated financial statements, we believe that the following is the most critical:

Derivative Instruments

We account for derivative instruments and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchases or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal are documented as normal and exempted from accounting and reporting requirements of SFAS No. 133.

In order to reduce the risk caused by market fluctuations of corn, natural gas, and interest rates, we enter into option, futures and swap contracts.  These contracts are used to fix the purchase price of our anticipated requirements of corn and natural gas in production activities and limit the effect of increases in interest rates.  The fair value of these contracts is based on quoted prices in active exchange-traded or over-the-counter markets.  The fair value of the derivatives is continually subject to change due to the changing market conditions.  We do not typically enter into derivative instruments other than for hedging purposes.  On the date the derivative instrument is entered into, we will designate the derivative as a hedge.  Changes in the fair value of a derivative instrument that is designated as, and meets all of the required criteria, for a cash flow or fair value hedge is recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative instrument that is not designated as, and accounted for, a cash flow or fair value hedge is recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow or fair value hedge, they are effective economic hedges of specified risks.

Liquidity and Capital Resources

The following table shows cash flows for the last two fiscal years:

	Year ended October 31,
	2006	2005
Net cash from operating activities	$45,772,948	$16,100,930
Net cash used for investing activities	(26,622,342)	(8,616,576)
Net cash used for financing activities	(18,221,973)	(895,300)

Cash Flow From Operations

The increase in net cash flow provided from operating activities between 2006 and 2005 is primarily due to a favorable spread between the price of corn and the price of ethanol in addition to increases in the total amount of ethanol and distillers grains we produced.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

The increase in net cash used for investing activities in fiscal year 2006 compared to the same period of 2005 is due primarily to capital expenditures we made pursuing our plant expansion project and as a result of investments we made in RPMG and Absolute Energy.  We made capital expenditures in fiscal year 2006 of approximately $21,035,000 as compared to approximately $5,835,000 for the same period of 2005.  We purchased investments in fiscal year 2006 in the amount of approximately $4,371,000.  We purchased no investments in fiscal year 2005.

Cash Flow From Financing Activities

The increase in net cash used for financing activities for fiscal year 2006 compared to the same period of 2005 was predominantly the result of increased payments on long-term debt of approximately $10,594,000 for 2006 compared to approximately $6,790,000 for the same period of 2005 and the redemption of membership units in the amount of $8,675,000 in fiscal year 2006.  Additionally, we paid a cash distribution in fiscal year 2006 in the amount of $2,756,000.  No units were redeemed nor distributions made in fiscal year 2005.

As of October 31, 2006, we had the following assets: cash and cash equivalents of approximately $9,067,000 compared to approximately $8,138,000 in the same period of 2005.  We had total current assets of approximately $21,759,000 compared to approximately $17,650,000 in 2005 and total assets of approximately $97,776,000 compared to approximately $69,487,000 in 2005.  As of October 31, 2006, we had total current liabilities of approximately $12,777,000 compared to approximately $9,210,000 for the same period of 2005, and long term debt, net of current maturities, of approximately $10,354,000 compared to approximately $16,452,000 in 2005.

The members’ contributions, net of costs related to capital contributions, is approximately $15,489,000.  Retained earnings as of October 31, 2006 is approximately $59,155,000 compared to approximately $16,900,000 for the same period of 2005.  Total members’ equity as of October 31, 2006, is approximately $74,644,000 compared to approximately $43,825,000 for 2005.  Revenue from operations for the year ended October 31, 2006 is approximately $113,575,000 compared to approximately $71,187,000 for the same period of 2005.

Short-Term and Long-Term Debt Sources

In January 2004, we entered into a $33,500,000 million credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which is secured by substantially all of our assets. We converted the construction loan into a 10 year term loan on February 14, 2005.  The principal amount of the converted loan was $28,952,768.  Interest on the converted term loan is a variable interest rate equal to the greater of 5.0% or the prime rate plus 1.0%, adjusted quarterly and subject to a cap of 8.0% for the first 36 months of the amortization period and a cap of 10.0% after the first 36 months.  Interest on the line of credit will accrue at the prime rate plus 0.75%, adjusted quarterly.

On January 30, 2006, we executed a second amendment to our January 2004 credit facility.  We increased the revolving commitment amount to $6,500,000 and extended the term of the revolving credit to April 1, 2007.  The revolving credit carries an interest rate of prime plus 0.65% and establishes five individual letters of credit in favor of our broker for ethanol swaps.

Also on January 30, 2006, we executed a mortgage in the amount of $3,975,000 in favor of Home Federal in exchange for a loan in the amount of $3,975,000.  The proceeds of the loan were used to repurchase 3,000,000

Class A units held by Fagen Energy, Inc.  The redemption price was $2.625 per unit for a total purchase price of $7,875,000.  We were required to pay the balance of the loan by January 2007, however, we repaid this loan in full in May 2006.

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  The term loan and the line of credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, we must deposit into a restricted bank account each quarter an amount equal to 25% of our free cash flow, as defined in our loan agreements.  These deposits are capped at $2,750,000 for the 2005 calendar year and at $1,250,000 for each following year.  The total of these deposits will not exceed $6,500,000.  As of October 31, 2006, we had deposited approximately $4,086,000 into a restricted account thus fulfilling the bank obligation through calendar year 2006. We have other restrictive covenants which require minimum financial ratios.  We are also subject to restrictions that limit distributions to 65% of net income, provided tangible assets to total debt exceed 2:1. As of October 31, 2006, we were in compliance with the financial ratio covenants required by Home Federal.  We were out of compliance with our capital expenditure covenants for the year ending October 31, 2006 due primarily to the expansion project.  Home Federal Savings Bank waived our non-compliance with these capital expenditure limits.

As of October 31, 2006, the balance on our original construction term loan was approximately $15,561,000 with an interest rate of 8%.  There was no outstanding balance as of October 31, 2006, on the line of credit.  There was also no outstanding balance on the note issued for repurchase of the Fagen Energy shares.

On November 14, 2006, we entered into a Master Amended and Restated Credit Agreement with Home Federal Savings Bank.  This Master Amended and Restated Credit Agreement was intended to consolidate our various outstanding credit facilities with Home Federal into one package.  Following our execution of the Master Credit Agreement, we have three separate outstanding credit facilities with Home Federal.  We have our existing term loan from January 2004, we have a revolving line of credit, and we have a new term loan for the plant expansion project.  The Master Credit Agreement restructures our existing term loan and line of credit and sets out the terms that will govern our expansion term loan.

As of November 14, 2006, the outstanding balance on our original term loan was approximately $12,270,000.  The interest rate of the term loan was 8%.  The maximum interest amount chargeable under the initial term loan is 8% prior to April 1, 2008 and thereafter the maximum interest rate is 10%.  The maturity date of the loan is March 1, 2015, and there are prepayment penalties associated with the term loan.

Additionally, we now have a revolving line of credit with Home Federal in the amount of $15,000,000 through October 31, 2007.  Thereafter, the amount available decreases incrementally each year until the maturity date of August 1, 2017.  Interest is charged at the prime rate minus a percentage that is calculated based on a ratio of our total indebtedness to tangible net worth.

Finally, we have a new term loan for the expansion project in the principal amount of $30,000,000.  Under this loan, we can select to pay interest either based on a fixed rate or the prime rate minus a percentage based on the ratio of our total indebtedness to tangible net worth.  The maturity of the loan is August 1, 2017.

The Master Credit Agreement contains less restrictive loan covenants than we were required to meet under the various credit facilities we had outstanding as of the end of fiscal year ended October 31, 2006.  We expect to be out of compliance with the capital expenditure covenant again during fiscal year 2007 however, our lender has indicated it will waive violations of the capital expenditure covenant.  All of the new and restructured credit facilities are subject to certain prepayment penalties.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”).  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a balloon payment following the fifth year.  We started making principal payments on the $300,000 zero percent interest loan in January 2006.  The principal balance of this loan was approximately $288,000 as of October 31, 2006.  The loan is subordinate to our construction term loan and line of credit and is secured by our business assets including accounts receivable and inventory.  Funding for these loans was received in October 2004.  We received notice from the Iowa Department of Economic Development in February 2006 that the $100,000 forgivable loan had been forgiven.

On October 17, 2005, we entered into a Value-Added Agricultural Product Market Development (VAPG) Grant Agreement with the United States of America, acting through the Rural Business — Cooperative Service of the Department of Agriculture.  We received $150,000 on December 6, 2005 to provide working capital for the purchase of grain inventories for the production of ethanol and distillers dried grains from independent producers in a multi-county area.  In exchange for this grant, we must continue to satisfy certain conditions, including specific reporting requirements, site visits, record keeping requirements, property and procurement standards, and audit requirements in accordance with generally accepted government auditing standards.

Beginning in October 2006, we expect to receive semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  These grants are expected to total approximately $3,500,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

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

In order to receive these benefits, we must create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years.  We must pay at least 80% of the cost of a standard medical and dental insurance plan and offer a pension or profit sharing plan to full-time employees.  A worker productivity and safety improvement program must also be implemented and maintained.  We have until November 20, 2007 to satisfy these requirements.  If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received.  We expect that we will meet these requirements.

We were approved for additional incentives under the New Jobs and Income Program due to our plant expansion project.  We received an additional 5% tax credit based on our investment.  This credit is equal to approximately $1,531,000.  We are also eligible for a refund of state sales taxes that we have paid and will pay for construction materials used in the expansion project and additional supplemental new jobs credits for the new jobs we will create.  These new incentives require us to create 10 jobs in addition to the 24 jobs we were already required to create under the program.  These jobs are subject to the same restrictions as the initial jobs we created for the program.

Bioenergy Program Payments

On August 18, 2004, we enrolled in the USDA’s Commodity Credit Corporation Bioenergy Program.  Under the Bioenergy Program, the Commodity Credit Corporation reimbursed eligible ethanol producers who produced less than 65 million gallons of ethanol for increases in their use of corn in the production of ethanol.  We were eligible under the program and received payments totaling approximately $5,004,000 for fiscal years 2005 and 2006.  The payments ended as of June 2006; therefore, we will not receive any further payments from the program.

For the twelve months ended October 31, 2006, we recorded Bioenergy Program income of approximately $220,000 compared to approximately $4,784,000 for the same period of 2005.  Our balance sheet as of October 31, 2006, reflects a Bioenergy Program receivable of $0 since the Bioenergy Program expired during 2006.

Operating Budget and Financing of Plant Operations

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facilities and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs.

Subsequent Events

On November 14, 2006, we entered into a Master Amended and Restated Credit Agreement where we restructured our existing term loan, expanded the financing available under our revolving line of credit to $15,000,000, and executed a new term loan in the principal amount of $30,000,000 for our expansion project.  For more information on this Master Amended and Restated Credit Agreement, see “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

On December 5, 2006, our board of directors authorized the purchase of 5,000 membership units at a price of $1,000 per membership unit in Homeland Energy Solutions for a total investment of $5,000,000.  This investment is sufficient to secure a seat on the board of directors of Homeland Energy Solutions.  We paid an initial amount of $500,000 for the units on December 18, 2006.

On December 18, 2006, our board of directors declared a distribution of $0.90 per unit for all Class A and B unit holders of record at the end of business on January 1, 2007.  We expect to pay the distribution in February 2007.

In December of 2006, we received our first payment of approximately $177,000 for our semi-annual economic development grants based on tax assessments imposed by Cerro Gordo County.

On January 12, 2007, we closed on the land purchase for the additional 54 acres of land we require to complete our plant expansion project.  The purchase price for the land was $539,000.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Audit Committee

Golden Grain Energy, LLC

Mason City, Iowa

We have audited the balance sheet of Golden Grain Energy, LLC as of October 31, 2006, and the related statements of operations, changes in members’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa

December 18, 2006

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

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

December 2, 2005

GOLDEN GRAIN ENERGY, LLC

Balance Sheet

October 31, 2006
ASSETS

Current Assets
Cash and equivalents	$9,066,754
Accounts receivable	6,710,083
Other receivables	262,735
Derivative instruments	3,277,805
Inventory	1,879,566
Prepaid expenses and other	562,156
Total current assets	21,759,099

Property and Equipment
Land and land improvements	3,896,431
Building and grounds	14,688,492
Grain handling equipment	6,361,338
Office equipment	263,343
Plant and process equipment	27,686,926
Construction in progress	21,368,240
74,264,770
Less accumulated depreciation	7,496,591
Net property and equipment	66,768,179

Other Assets
Restricted cash	4,086,351
Investments	4,872,321
Debt issuance costs, net of accumulated amortization
(2006 $179,981)	460,142
Total other assets	9,418,814

Total Assets	$97,946,092

Notes to Financial Statements are an integral part of this Statement

GOLDEN GRAIN ENERGY, LLC

Balance Sheet

October 31, 2006
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion long-term debt	$5,490,584
Accounts payable	6,666,119
Accrued expenses	620,665
Total current liabilities	12,777,368

Long-term debt, net of current maturities	10,353,822

Commitments and Contingencies

Members’ Equity	74,814,902

Total Liabilities and Members’ Equity	$97,946,092

Notes to Financial Statements are an integral part of this Statement

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Year Ended October 31, 2006	Year Ended October 31, 2005
Revenues	$113,575,311	$71,186,897

Cost of Goods Sold	68,503,468	53,748,790

Gross Profit	45,071,843	17,438,107

Operating Expenses	2,127,654	1,924,331

Operating Income	42,944,189	15,513,776

Other Income (Expense)
Interest income	468,480	138,869
Interest expense	(1,629,325)	(1,686,071)
CCC Bioenergy income	220,353	4,784,129
Grant income	150,000	447,666
Equity in net income of RPMG	267,321	—

Total	(523,171)	3,684,593

Net Income	$42,421,018	$19,198,369

Basic & diluted net income per unit (25,293,333 and 27,560,000 weighted average units outstanding, respectively)	$1.68	$0.70

Distributions Per Unit	$0.10	$—

Notes to Financial Statements are an integral part of this Statement

GOLDEN GRAIN ENERGY, LLC

Statements of Changes in Members’ Equity

For the years ended October 31, 2006 and October 31, 2005

Balance - October 31, 2004	$24,626,515

Net income	19,198,369

Balance - October 31, 2005	43,824,884

Distribution for 27,560,000 Class A and Class B units, December 2005	(2,756,000)

Redemption of 3,100,000 units	(8,675,000)

Net income	42,421,018

Balance - October 31, 2006	$74,814,902

Notes to Financial Statements are an integral part of this Statement

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Year Ended October 31, 2006	Year Ended October 31, 2005
Cash Flows from Operating Activities
Net Income	$42,421,018	$19,198,369
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	4,084,883	3,623,326
Loss (gain) on risk management activities	(4,625,136)	1,357,831
Undistributed (earnings) from investments	(267,321)	—
Realized loss (gain) on sale of fixed assets	(69,420)	34,134
Change in assets and liabilities
Accounts receivable	(2,210,806)	(6,473,293)
Inventory	(913,113)	(966,453)
Prepaid expenses and other	3,221,438	(1,945,062)
Accounts payable	3,864,790	1,035,885
Accrued expenses	266,615	236,193
Net cash provided by operating activities	45,772,948	16,100,930

Cash Flows from Investing Activities
Capital expenditures	(21,034,986)	(5,835,065)
Increase in restricted cash	(1,299,840)	(2,786,511)
Proceeds from sale of assets	83,700	5,000
Purchase of investment	(4,371,216)	—
Net cash (used in) investing activities	(26,622,342)	(8,616,576)

Cash Flows from Financing Activities
Payments for long-term debt	(10,593,710)	(6,789,643)
Proceeds from long-term debt	3,975,000	10,411,274
Redemption of membership units	(8,675,000)	—
Distribution to members	(2,756,000)	—
Payments for construction retainage payable	—	(4,490,758)
Payments for debt issuance costs	(172,254)	(26,173)
Net cash (used in) in financing activities	(18,221,973)	(895,300)

Net Increase in Cash and Equivalents	928,633	6,589,054

Cash and Equivalents - Beginning of Period	8,138,121	1,549,067

Cash and Equivalents - End of Period	$9,066,754	$8,138,121

Notes to Financial Statements are an integral part of this Statement

GOLDEN GRAIN ENERGY, LLC

Statement of Cash Flows

	Year Ended October 31, 2006	Year Ended October 31, 2005
Supplemental Cash Flow Information

Interest paid	$1,498,330	$1,632,777

Interest capitalized	$—	$125,126

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Conversion of construction load	$—	$28,952,768

Construction in process in retainage payable	$1,170,423	$—

Investment exchanged for related party payable	$233,784	$—

Notes to Financial Statements are an integral part of this Statement

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

October 31, 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 55-60 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles in the continental United States. The Company was formed March 18, 2002, and was considered a development stage enterprise until December 13, 2004, at which time operations formally commenced. In April 2006, the Company’s began construction to double the production capacity.  The expansion will cost approximately $48,800,000.  The Company has secured financing (see Note 2) for the project.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all cash and money market accounts to be cash and equivalents. Cash and equivalents at October 31, 2006 include amounts in deposit accounts in excess of federally insured limits.  The Company has not experienced any losses in such accounts.

Receivables

Credit sales are made primarily to two customers and no collateral is required.  The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the collectibility of those accounts.

Commodity Credit Corporation Bioenergy Program

In August 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  This program enables the Company to receive payments based on increases in number of bushels of corn used in ethanol production the previous year for up to $7,500,000 per year.  The Company recorded other income from the program for the years ended October 31, 2006 and 2005 of approximately $220,000 and $4,784,000, respectively. The final program payment under this Program was made during the year ended October 31, 2006.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives of the assets. The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable.  An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

Restricted cash

The Company has a restriction on a specific account with a bank that is restricted in use for the repayment of long-term debt.  The balance in this account has been treated as a non-current asset as it can only be used for the repayment of long-term debt.

Investments

The Company has less than a 20% investment interest in two unlisted companies in related industries.  These investments are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account.

The fiscal year of Renewable Products Marketing Group, LLC (RPMG) and Absolute Energy, LLC ends on September 30 and December 31, respectively. The Company consistently follows the practice of recognizing the net income on that basis.  Therefore, the net income of the affiliates which is reported in the Company’s income statement is for the affiliate’s year which ended prior the Company’s year end.  Absolute Energy is a development stage company with primarily cash and equity and has not had a year end since the Company invested.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment to the customer or when the customer picks up the goods. Collectibility of revenue is reasonably assured based on historical evidence of collectibility between the Company and its customers.  Interest income is recognized as earned.

Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, revenue from the sale of ethanol is recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

Income Taxes

The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits.  As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Investment in commodities contracts, derivative instruments and hedging activities

SFAS No. 133 requires a company to evaluate its contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices.  All of the Company’s derivatives are designated as non-hedge derivatives, with changes in fair value recognized in net income.  Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and an option contract offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of goods sold and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.  The fair value of derivative contracts are presented on the accompanying balance sheet as derivative instruments.

Net income per unit

Basic and diluted earnings per unit are computed using the weighted-average number of A and B units outstanding during the period.

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded for the years ending October 31, 2006 and 2005.

Deferred Compensation Plan

The Company established a deferred compensation plan for employees and management under a bonus and bonus unit plan.  Costs of the plan are amortized over the vesting period, which ranges from zero to five years from the grant date.  The liability under the plan is recorded at fair market value on the balance sheet based on the market price of the Company’s units as of October 31, 2006.

Fair Value

Financial instruments include cash and equivalents, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments.  Management believes the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date.  The fair value of derivative financial instruments is based on quoted market prices.  The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.  The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

Reclassification

Certain items have been reclassified within the 2005 financials statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the October 31, 2006 financial statements.

New accounting pronouncement

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154).  SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle.  SFAS 154 will be effective for the Company for all accounting changes and any error corrections made in fiscal years beginning after December 15, 2005.

2.              INVENTORY

Inventory consisted of the following at October 31, 2006:

Raw Materials	$1,308,781
Work in Process	377,131
Finished Goods	193,654
Totals	$1,879,566

3.              INVESTMENT IN RPMG

Condensed financial information of Renewable Products Marketing Group, LLC (RPMG) as of and for the year ended September 30, 2006 is as follows:

Current Assets	$78,846,835
Other Assets	2,918,063
Current Liabilities	72,982,254
Long-term Debt	1,841,430
Members’ Equity	6,941,214
Sales	1,197,132,422
Net Income	2,033,675

4.              BANK FINANCING

The Company has a line of credit due April 2007 with available borrowing up to $6,500,000. Interest on the line of credit is charged at the prime rate plus 0.65% subject to a cap of 8% for the first 36 months and a 10% cap after that (8% at October 31, 2006).  As of October 31, 2006 there were no amounts outstanding on the line of credit.

In March 2006, the Company secured a conditional financing commitment to provide funds necessary for the plant expansion that began in April 2006.  The financing commitment letter is a non-binding agreement as long as we satisfy all conditions of the commitment.  The conditional debt financing commitment agreement allows for a $30,000,000 long-term note and an increase in the line of credit to $15,000,000 with a varying interest rate based on prime and the Company’s debt to tangible net worth ratio.   The debt commitment requires the Company to maintain certain financial covenants.  As of October 31, 2006 there were no amounts outstanding on the loan.

Long-term debt consists of the following at October 31, 2006:

Term loan due in monthly installments of $294,150 including interest of 8% through April 2012	$15,561,073

Subordinated note payable to Iowa Department of Economic Development, due in monthly installments of $1,667 without interest, payable in full in December 2010	283,333
15,844,406
Less amounts due within one year	5,490,584

Total	$10,353,822

Borrowings under the line of credit, conditional financing commitment and term debt are secured by substantially all of the assets of the Company.  The Company has other restrictive covenants that require minimum ratios and distributions.  Additionally, the Company must deposit quarterly, into a restricted account with the bank, an amount equal to 25% of the Company’s free cash flow as defined in the agreement, not to exceed $2,750,000 for fiscal year 2005 and $1,250,000 for each year thereafter, not to exceed a total of $6,500,000. Restrictions limit distributions to 65% of net income, provided certain financial ratios are maintained. Loan covenants also restrict prepayment amounts on the term loan to 20% of the note balance in any given fiscal year, which the Company has made subsequent to the year end in both 2005 and 2006.  The prepayment amount has been reflected within current maturities for both years.

The estimated maturities of long-term debt at October 31, 2006 are as follows:

2007	$5,490,584
2008	2,844,717
2009	3,079,168
2010	3,333,077
2011	913,527
Thereafter	183,333
Total	$15,844,406

As of October 31, 2006 the Company was out of compliance with its capital expenditures limits due to plant upgrades and improvements.  The lender has waived compliance for the violations that existed for the year ending October 31, 2006.

5.              MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units.  Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units.  The Company is authorized to issue up to 30,000,000 membership units, without respect to class.  No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.  As of October 31, 2006 the Company had 23,540,000 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

6.              LEASE OBLIGATIONS

The Company has three leases for equipment over terms of 4 to 10 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the lease.   Rent expense for operating leases for the fiscal year ending October 31, 2006 and 2005 was approximately $290,000 and $390,000, respectively.

At October 31, 2006 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

Operating Leases
2007	$311,000
2008	243,000
2009	148,000
2010	148,000
2011	148,000
Total lease commitments	$998,000

7.              RELATED PARTY TRANSACTIONS

There are three members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the years ended October 31, 2006 and 2005 from these companies totaled approximately $22,428,000 and $17,517,000 respectively.

As of October 31, 2006, the Company has approximately $998,000 in retainage payable to its contractor, who is also a member, for the construction of the plant expansion.

8.              EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $48,000 and $42,000 during the years ended October 31, 2006 and 2005, respectively.

During 2006, the Company adopted a deferred compensation plan for certain employees equal to 1% of net income with a five year vesting schedule.  During the year ended October 31, 2006 the Company recorded approximately $192,000 as compensation expense related to this plan.   At October 31, 2006, the Company has approximately $527,000 to be recognized as compensation expense over the remaining vesting period of 5 years.  The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s member units as of October 31, 2006. At October 31, 2006, the Company has 71,000 unvested equivalent units outstanding under this plan.

9.              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $185,000 and $327,000 in marketing fees for the years ended October 31, 2006 and 2005, respectively, which is included in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the years ended October 31, 2006 and 2005, net sales to that customer were approximately $110,803,000 and $63,827,000, respectively.  At October 31, 2006 amounts due from that customer included in receivables were $6,069,000.

Distiller grain marketing agreement and major customer

The Company has entered into a marketing agreement with an international marketing company for the exclusive rights to market all of the distiller grains produced by the Company.  The agreement started from the start of plant production (December 2004) and extends till either party gives a minimum of 120 day notice.  The Company paid approximately $261,000 and $181,000 in marketing fees for the years ended October 31, 2006 and 2005, respectively, which is included in revenues.

The Company sells 100% of its distiller’s grain product under this marketing agreement.  During the years ended October 31, 2006 and 2005, net sales to that customer were approximately $11,412,000 and $8,812,000, respectively.  At October 31, 2006, amounts due from that customer included in receivables were $641,000.

Process Improvement

The Company has a process improvement contract with a total estimated cost of $877,000 of which approximately $124,000 has been incurred through October 31, 2006.  The project is estimated to be completed in April 2007.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a 375,000 bushel bin for corn storage.  Project costs through October 31, 2006 were approximately $657,000 and are estimated to total approximately $810,000.

Plant Expansion

The Company started construction on a plant expansion in April, 2006.  A design build contract with a related party was executed in June 2006.  Project costs through October 31, 2006 were approximately $20.7 million and are expected to total approximately $48.8 million, the majority of which will be paid to the related contractor.

Land Purchase

The Company has entered into an agreement to purchase approximately 54 acres of land for the plant expansion for a total of approximately $539,000.  As of October 31, 2006 $25,000 of earnest money had been paid.  The Company expects to close the sale in January 2007.

10.       RISK MANAGEMENT

The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices and interest rates.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program.  The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk.  Exchange-traded futures contracts are valued at market price.  Changes in market price related to purchases of corn and natural gas are recorded in cost of goods sold and changes in market prices related to sale of ethanol are recorded in revenues.  At October 31, 2006, the fair value of derivative assets of approximately $3,272,000 , are classified as derivative instruments on the balance sheets.  Net realized and unrealized gains (losses) for the years ended October 31, 2006 and 2005 were approximately $3,575,000 and $(529,000), respectively, related to purchase contracts and $(8,455,000) and $(1,126,000), respectively, related to sales contracts.  The Company is hedging their exposure with forward and futures contracts through September 2007.  Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.  At October 31, 2006, the Company had outstanding commitments to purchase approximately $2,483,000 of natural gas through March 2007, $26,211,000 of corn through September 2007, of which approximately $18,177,000 is with related parties, and $1,109,000 for denaturant through March 2007 under forward contracts, in which the related commodity had not been delivered.  The Company has also entered into basis contracts for approximately 3,798,000 gallons of denaturant through December 2007 verses the Reformulated Gasoline Blend stock for Oxygen Blended (RBOB) Futures.

11.       SUBSEQUENT EVENTS

Loan Payment

In November 2006, the Company made a prepayment on the term loan of approximately $3,100,000 for the fiscal year 2007.

Bank Financing

On November 14, 2006, the Company closed on the conditional financing commitment referred to in Note 2.  The loan and the increase in the line of credit will finance the Company’s plant expansion and has a maturity date of August 1, 2017.

Investment

On December 5, 2006, the Company approved investing $5,000,000 in a 100 million gallon per year ethanol facility that is in the development stage and founded by members that sit on the Company’s Board of Directors.  Construction of the facility is expected to commence in April, 2007 and to be completed in late 2008.  The Company’s investment will represent approximately a 6% ownership in the facility.  On December 8, 2006, the Company paid $500,000 and signed a promissory note for $4,500,000 which is required to be paid within 30 days of receiving notice that it is due.

Distribution

In December 2006, the Company declared a cash distribution of $0.90 per unit to the holder of Class A and B units of record at the close of business on January 1, 2007.

Land Purchase

On January 12, 2007, we closed on the land purchase for the additional 54 acres of land we require to complete our plant expansion project.  The purchase price for the land was $539,000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Boulay, Heutmaker, Zibell & Co., P.L.L.P. (“BHZ”) was our independent registered public accounting firm from the inception of the Company.  We decided to change our independent public accounting firm and therefore we dismissed BHZ on April 3, 2006.  BHZ’s reports on our financial statements from our inception, including the past two years, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to change our independent registered public accountants was recommended and approved by our audit committee.

There were no disagreements with BHZ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to BHZ’s satisfaction would have caused it to make reference to the subject matter of the disagreement in connection with its report.

A copy of this disclosure has been provided to BHZ and we have not received a response disagreeing with the terms of this disclosure.  When we initially dismissed BHZ we made a similar disclosure on Form 8-K and did not receive a response that disagreed with that disclosure.

On April 17, 2006, we engaged McGladrey & Pullen, LLP to be our new independent registered public accounting firm.

ITEM 8A.  CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and General Manager (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2006.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2006 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2007 Annual Meeting of Members to be filed with the Securities and Exchange Commission on the same day as this 10-KSB.  This proxy statement is referred to in this report as the 2007 Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS.

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

ITEM 13.  EXHIBITS.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits are filed as part of this report.  Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

3.2	Second Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant’s Form 10-KSB filed with the Commission on January 30, 2006.

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

10.1	VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note dated October 14, 2004 between the registrant and the Iowa Department of Economic Development.		Exhibit 10.1 to the registrant’s Form 10-KSB filed with the Commission on January 31, 2005.

10.2	Track Expansion Proposal Letter from Kelly-Hill Company to registrant dated January 28, 2005.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2005.

10.3	Resolution of the board of directors dated May 23, 2005.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on September 14, 2005.

10.4	Bonus and Bonus Unit Plan dated December 19, 2005.		Exhibit 10.1 to the registrant’s Form 10-KSB filed with the Commission on January 30, 2006.

10.5	Redemption Agreement dated January 31, 2006 between the registrant and Fagen Energy, LLC.		Exhibit 10.9 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.6	Amended and Restated Revolving Credit Note dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.8 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.7	Second Amendment to the January 16, 2004 Credit Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.7 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.8

First Amendment to Future Advance Mortgage and Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.

Exhibit 10.6 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.9	Promissory Note dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.5 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.10	Future Advance Mortgage dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.11	Security Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.12	Credit Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.13	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.	Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2006.

10.14	Design-Build Agreement dated January 30, 2006 between the registrant and Fagen, Inc.	Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on September 13, 2006.

10.15	Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.16	First Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.17	Second Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.18	Third Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.	Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2004.

16.1	Letter from Boulay, Heutmaker, and Zibell, P.L.L.P. regarding change in independent certified public accountant dated April 6, 2006.		Exhibit 16.1 to the registrant’s Form 8-K filed with the Commission on April 6, 2006.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

ITEM 14.  PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2007 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	January 15, 2007	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	January 15, 2007	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 15, 2007	/s/ Dave Sovereign
Dave Sovereign, Chairman

Date:	January 15, 2007	/s/ Jim Boeding
Jim Boeding, Director

Date:	January 15, 2007	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date:	January 15, 2007	/s/ Steve Eastman
Steve Eastman, Director

Date:	January 15, 2007	/s/ Bernard Retterath
Bernard Retterath, Director

Date:	January 15, 2007	/s/ Stan Laures
Stan Laures, Director

Date:	January 15, 2007	/s/ Jerry Calease
Jerry Calease, Director

Date:	January 15, 2007	s/ Marion Cagley
Marion Cagley, Director

Date:	January 15, 2007	/s/ Steve Core
Steve Core, Director

Date:	January 15, 2007	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	January 15, 2007	/s/ Duane Lynch
Duane Lynch, Director

Date:	January 15, 2007	/s/ Steve Sukup
Steve Sukup, Director