Form 10-Q
period 2007-01-31
GOLDEN GRAIN ENERGY
filed 2007-03-15
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For quarterly period ended January 31, 2007

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

COMMISSION FILE NUMBER 000-51177

GOLDEN GRAIN ENERGY, L.L.C.

(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1822 43rd Street, Mason City, Iowa 50401
(Address of principal executive offices)

(641) 423-8525
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of March 1, 2007, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

ASSETS	January 31, 2007	October 31, 2006
	(Unaudited)	(Audited)

Current Assets
Cash and equivalents	$38,065	$9,066,754
Accounts receivable	2,476,680	6,710,083
Other receivables	443,393	262,735
Derivative instruments	3,078,729	3,277,805
Inventory	1,932,238	1,879,566
Prepaid expenses and other	865,656	562,156
Total current assets	8,834,761	21,759,099

Property and Equipment
Land and land improvements	4,677,595	3,896,431
Building and grounds	14,688,492	14,688,492
Grain handling equipment	6,734,134	6,361,338
Office equipment	263,343	263,343
Plant and process equipment	27,785,197	27,686,926
Construction in progress	33,974,804	21,368,240
	88,123,565	74,264,770
Less accumulated depreciation	8,505,397	7,496,591
Net property and equipment	79,618,168	66,768,179

Other Assets
Restricted cash	4,129,971	4,086,351
Investments	9,887,321	4,872,321
Grant receivable, net of current portion	2,351,717	—
Debt issuance costs, net of accumulated amortization (2007 $224,775; 2006 $179,981)	621,321	460,142
Total other assets	16,990,330	9,418,814

Total Assets	$105,443,259	$97,946,092

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2007	October 31, 2006
	(Unaudited)	(Audited)

Current Liabilities
Outstanding checks in excess of bank balance	$2,070,375	$—
Current portion long-term debt	7,302,482	5,490,584
Accounts payable	5,971,937	6,666,119
Accrued expenses	511,979	620,665
Deferred revenue	331,681
Total current liabilities	16,188,454	12,777,368

Long-term debt, net of current maturities	24,564,697	10,353,822

Deferred revenue, net of current portion	2,351,717	—

Commitments and Contingencies

Members’ Equity	62,338,391	74,814,902

Total Liabilities and Members’ Equity	$105,443,259	$97,946,092

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Condensed Statements of Operations

	Quarter Ended	Quarter Ended
	January 31, 2007	January 31, 2006
	(Unaudited)	(Unaudited)

Revenues	$32,791,027	$17,510,316

Cost of Goods Sold	22,571,210	16,390,153

Gross Profit	10,219,817	1,120,163

Operating Expenses	717,651	770,038

Operating Income	9,502,166	350,125

Other Income (Expense)
Interest income	84,937	90,342
Interest expense	(49,614)	(390,535)
CCC Bioenergy income	—	186,155
Grant income	—	150,000

Total	35,323	35,962

Net Income	$9,537,489	$386,087

Net Income Per Unit (24,460,000 and 27,560,000 weighted average units outstanding, respectively)	$0.39	$0.01

Distributions Per Unit	$0.90	$0.10

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Quarter Ended	Quarter Ended
	January 31, 2007	January 31, 2006
	(Unaudited)	(Unaudited)

Revenues	$32,791,027	$17,510,316

Cost of Goods Sold	22,571,210	16,390,153

Gross Profit	10,219,817	1,120,163

Operating Expenses	717,651	770,038

Operating Income	9,502,166	350,125

Other Income (Expense)
Interest income	84,937	90,342
Interest expense	(49,614)	(390,535)
CCC Bioenergy income	—	186,155
Grant income	—	150,000

Total	35,323	35,962

Net Income	$9,537,489	$386,087

Net Income Per Unit (24,460,000 and 27,560,000 weighted average units outstanding, respectively)	$0.39	$0.01

Distributions Per Unit	$0.90	$0.10

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Quarter Ended	Quarter Ended
	January 31, 2007	January 31, 2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$9,537,489	$386,087
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	1,053,600	1,000,622
Unrealized loss (gain) on risk management activities	199,076	(916,966)
Deferred compensation expense	17,318	1,896
Change in assets and liabilities
Accounts receivable	4,233,403	1,933,425
Inventory	(52,672)	(80,736)
Prepaid expenses and other	(152,477)	1,630,180
Accounts payable	(1,208,130)	401,173
Accrued expenses	(126,004)	(118,029)
Net cash provided by operating activities	13,501,603	4,237,652

Cash Flows from Investing Activities
Capital expenditures	(13,102,124)	(372,808)
Increase in restricted cash	(43,620)	(1,279,398)
Purchase of investment	(5,015,000)	—
Net cash (used in) investing activities	(18,160,744)	(1,652,206)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	2,070,375	—
Payments for long-term debt	780,050	(5,023,530)
Proceeds from long-term debt	15,000,000	3,975,000
Distribution to members	(22,014,000)	—
Payments for construction retainage payable	—	(250,000)
Payments for debt issuance costs	(205,973)	(72,254)
Net cash (used in) in financing activities	(4,369,548)	(1,370,784)

Net Increase (Decrease) in Cash and Equivalents	(9,028,689)	1,214,662

Cash and Equivalents – Beginning of Period	9,066,754	8,138,121

Cash and Equivalents – End of Period	$38,065	$9,352,783

Notes to Financial Statements are an integral part of this Statement.

	Quarter Ended	Quarter Ended
	January 31, 2007	January 31, 2006
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid (includes $247,949 of capitalized interest for 2007)	$272,681	$418,435

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$513,948	$—

Dividends declared but unpaid	$—	$2,759,640

Redemption of Class A membership units	$—	$7,875,000

Land improvement acquired through issuance of note payable	$242,723	$—

Investment acquired through issuance of note payable	$4,500,000	$—

Deferred revenue received through grant receivable	$2,683,398	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

January 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2006, contained in the Company’s annual report on Form 10-KSB for 2006.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 55-60 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles in the continental United States. In April 2006, the Company’s began construction to double the production capacity.  The expansion will cost approximately $48,800,000.  The Company has secured financing (see Note 3) for the project.

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

Restricted cash

The Company has an account with a bank that is restricted in use for the repayment of long-term debt and is therefore treated as a non-current asset.

Investments

Investments consist mainly of a less than 20% interest in companies in related industries.  These investments are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account.

The fiscal year of Renewable Products Marketing Group, LLC (RPMG), Absolute Energy, LLC and Homeland Energy Solutions, LLC end on September 30, December 31 and December 31, respectively. The Company consistently follows the practice of recognizing the net income on that basis.  Therefore, the net income of the affiliates which is reported in the Company’s income statement is for the affiliate’s year which ended prior the Company’s year end.  Absolute Energy and Homeland Energy Solutions are development stage companies with primarily cash and equity and have not had any significant changes from our initial cost investment.

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  As of January 31, 2007 the Company recorded grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.

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

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of goods sold and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.  The fair values of derivative contracts are presented on the accompanying balance sheet as derivative instruments.

Net income per unit

Basic and diluted earnings per unit are computed using the weighted-average number of A and B units outstanding during the period.

Deferred Compensation Plan

The Company established a deferred compensation plan for employees and management under a bonus and bonus unit plan.  Costs of the plan are amortized over the vesting period, which ranges from zero to five years from the grant date.  The liability under the plan is recorded at fair market value on the balance sheet based on the market price of the Company’s units as of January 31, 2007 and October 31, 2006, respectively.

Fair Value

Financial instruments include cash and equivalents, receivables, restricted cash, outstanding checks in excess of bank balance, accounts payable, accrued expenses, long-term debt and derivative instruments.  Management believes the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date.  The fair value of derivative financial instruments is based on quoted market prices.  The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.  The fair value of the long-term debt and restricted cash are estimated based on anticipated interest rates which management believes would currently be available to the Company, taking into account the current credit risk of the Company and the other market factors.

Reclassification

Certain items have been reclassified within the 2006 financials statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the January 31, 2007 financial statements.

2.              INVENTORY

Inventory consisted of the following:

	January 31, 2007	October 31, 2006
Raw Materials	$955,755	$1,308,781
Work in Process	522,575	377,131
Finished Goods	453,908	193,654
Totals	$1,932,238	$1,879,566

3.              BANK FINANCING AND SUBSEQUENT EVENT

On November 14, 2006, the Company entered into a Master Amended and Restated Credit Agreement for a $77,000,000 comprehensive credit agreement.  Under this agreement the company has a line of credit through October 2007 with available borrowings up to $15,000,000 and then decreases each year until the line of credit’s maturity date of August 1, 2017.   Interest on the line of credit is charged at the prime rate plus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth (8.25% at January 31, 2007).  As of January 31, 2007 there were no amounts outstanding on the line of credit.

In addition to the line of credit, the Company restructured its term loan from the original agreement and entered into a term loan to finance the Company’s expansion project as part of the Master Amended and Restated Credit Agreement.  The original loan has a balance outstanding of approximately $11,851,000 at January 31, 2007 and carries a maximum interest rate of 8% prior to April 1, 2008 and a maximum of 10% thereafter. The expansion term loan is for up to $30,000,000 with an interest rate that remains variable until such time as the Company selects to convert it to a fixed rate based on prime minus a rate based on the ratio of the Company’s debt to tangible net worth (8.25% at January 31, 2007).  The loan matures August 1, 2017 and has $15,000,000 outstanding as of January 31, 2007.

Borrowings under the Master Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum ratios and limitations on distributions.  Restrictions limit distributions to 65% of net income, provided certain financial ratios are maintained and require the Company to maintain a restricted cash account until the original amount of the loan issued under the original term loan matures.

As of January 31, 2007 the Company was in compliance with all related covenants.

As of January 31, 2007 the Company has other notes payable outstanding of approximately $5,016,000 of which $4,500,000 is a note payable on demand related to its investment in a company in a related industry.  On February 5, 2007 the $4,500,000 demand note was paid off.

4.              MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units.  Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units.  The Company is authorized to issue up to 30,000,000 membership units, without respect to class.  No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.  As of January 31, 2007 and October 31, 2006 the Company had 23,540,000 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

The Company amended its operating agreement on February 15, 2007 and is now authorized to issue up to 100,000,000 membership units, without respect to class.

5.              RELATED PARTY TRANSACTIONS

There are two members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the quarter ended January 31, 2007 and 2006 from these companies totaled approximately $5,752,000 and $3,207,000 respectively.

As of January 31, 2007, the Company has approximately $1,558,000 in retainage payable to its contractor, who is also a member, for the construction of the plant expansion.  There was no retainage payable as of January 31, 2006.

6.              EMPLOYEE BENEFIT PLANS

During 2006, the Company adopted a deferred compensation plan for certain employees equal to 1% of net income with a five year vesting schedule.  During the quarters ended January 31, 2007 and 2006 the Company recorded approximately $17,000 and $24,000 as compensation expense related to this plan, respectively.   At January 31, 2007 and October 31, 2006 the Company has approximately $440,000 and $527,000 to be recognized as compensation expense over the remaining vesting period. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s member units as of January 31, 2007.  At January 31, 2007, the Company had approximately 7,300 vested and 71,000 unvested equivalent units outstanding under this plan.

7.              SELF-INSURANCE

The Company participates in a captive reinsurance company (Captive).  The Captive reinsures losses related to workman’s compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  The Company’s premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company can not be assessed over the amount in the collateral fund.

8.              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $38,000 and $97,000 in marketing fees for the quarters ended January 31, 2007 and 2006, respectively, which is included in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the quarters ended January 31, 2007 and 2006, net sales to that customer were approximately $29,502,000 and $19,979,000, respectively.  At January 31, 2007 amounts due from this customer included in receivables was approximately $2,203,000.

Distiller grain marketing agreement and major customer

The Company has entered into a marketing agreement with an international marketing company for the exclusive rights to market all of the distiller grains produced by the Company.  The agreement extends till either party gives a minimum of 120 day notice.  The Company paid approximately $62,000 and $57,000 in marketing fees for the quarters ended January 31, 2007 and 2006, respectively, which is included in revenues.

The Company sells 100% of its distiller’s grain product under this marketing agreement.  During the quarters ended January 31, 2007 and 2006, net sales to that customer were approximately $3,327,000 and $2,551,000, respectively.  At January 31, 2007, amounts due from this customer included in receivables was approximately $274,000.

Process Improvement

The Company has a process improvement contract with a total estimated cost of $877,000 of which approximately $132,000 has been incurred through January 31, 2007.  The project is estimated to be completed in April 2007.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a 375,000 bushel bin for corn storage.  Project costs through January 31, 2007 were approximately $697,000 and are estimated to total approximately $810,000.   The project is estimated to be completed in April 2007.

Plant Expansion

The Company started construction on a plant expansion in April, 2006.  A design build contract with a related party was executed in June 2006.  Project costs through January 31, 2007 were approximately $33.3 million and are expected to total approximately $48.8 million, the majority of which will be paid to the related contractor.

9.              RISK MANAGEMENT

The Company’s activities expose it to a variety of market risks, including the effects of changes in commodity prices.  These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program.  The Company’s risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk.  Exchange-traded futures contracts are valued at market price.  Changes in market price related to purchases of corn and natural gas are recorded in cost of goods sold and changes in market prices related to sale of ethanol are recorded in revenues.  At January 31, 2007, the fair value of derivative assets of approximately $3,079,000, are classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) for the quarters ended January 31, 2007 and 2006 were approximately $2,506,000 and $(465,000), respectively, related to purchase contracts and $0 and $(5,021,000), respectively, related to sales contracts.  The Company is hedging their exposure with forward and futures contracts through October 2007.  Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.  At January 31, 2007, the Company had outstanding commitments to purchase approximately $881,000 of natural gas through June 2007, $37,895,000 of corn through October 2007, of which approximately $26,171,000 is with related parties, and $622,000 for denaturant through March 2007 under forward contracts, in which the related commodity had not been delivered.  The Company has also entered into basis contracts for approximately 3,270,000 gallons of denaturant through December 2007 verses the Reformulated Gasoline Blend stock for Oxygen Blended (RBOB) Futures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•                  Competition from alternative fuel additives;

•                  Changes in petroleum prices;

•                  Our ability to generate free cash flow to invest in our business and service our debt; and

•                  Our ability to retain key employees and maintain labor relations.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distillers grains at the plant.  Our plant currently produces approximately 55 to 60 million gallons of ethanol per year.  Our revenues are derived primarily from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

We are currently nearing completion of an expansion of our ethanol plant.  We are adding capacity to produce an additional approximately 40 to 50 million gallons of ethanol per year.  We anticipate that the expansion project will be complete in June 2007.  We expect to add 10 full time employees once the expansion is fully operational.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are produced; the cost of natural gas, which we use in the production process; the market selling price of our ethanol and distillers grains; dependence on our ethanol marketer and distillers grains marketer to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Our two largest costs of production, over which we have no control, are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  Despite strong corn yields over the last three growing seasons, corn prices have risen due in part to additional demand from the ethanol industry.  As more ethanol production capacity comes online, we expect the price of corn to continue to rise.  Natural gas prices fluctuate with the energy complex in general.  Over the last few years, natural gas prices have trended higher than average and it appears prices will continue to trend higher due to the high price of alternative fuels such as fuel oil.

Results of Operations for the Three Months Ended January 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2007 and 2006:

	Quarter Ended January 31, 2007 (Unaudited)		Quarter Ended January 31, 2006 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$32,791,027	100.00	$17,510,316	100.0

Cost of Goods Sold	$22,571,210	68.8	$16,390,153	93.6

Gross Profit	$10,219,817	31.1	$1,120,163	6.4

Operating Expenses	$717,651	2.2	$770,038	4.4

Operating Income	$9,502,166	29.0	$350,125	2.0

Other Income (Expense)	$35,323	0.1	$35,962	0.2

Net Income	$9,537,489	29.1	$386,087	2.2

Revenues.   Revenues from operations for the three month period ended January 31, 2007 totaled approximately $32,800,000 resulting from the sale of ethanol and distillers grains.  In the three month period ended January 31, 2007, ethanol comprised approximately 90% of our sales and DDGS comprised approximately 10% percent of our sales.  Revenues were significantly higher for the fiscal quarter ended January 31, 2007, compared to the same period in 2006 primarily due to strong ethanol prices during our first fiscal quarter of 2007 and efficiencies we have achieved in operating the plant. In addition, revenues for the quarter ended January 31, 2006 were decreased by approximately $5,021,000 from a loss on derivative instruments. Our average ethanol sales price for the quarter ended January 31, 2007 was approximately 27% greater than our average ethanol sales price for the comparable 2006 period.  We also produced more ethanol during the quarter ended January 31, 2007 compared to production levels achieved during the quarter ended January 31, 2006 due primarily to a significant and unexpected shutdown of the plant that occurred in January 2006.

The price we received for our distillers grains increased approximately 6% in the first fiscal quarter of 2007 as compared to the same period of 2006.  Distillers grains prices are expected to increase slightly in the foreseeable future as the price of corn and soybean meal increases.

Ethanol prices remained strong during the three month period ending January 31, 2007.  Management currently expects ethanol prices to remain higher in the short-term as compared to historical averages.  Management believes the industry will need to continue to grow demand in order to sustain price levels above historical averages on a long-term basis.  According to the Renewable Fuels Association, as of February 12, 2007, there were 113 ethanol plants in operation nationwide with the capacity to produce more than 5.5 billion gallons annually.  An additional 78 new plants and seven expansions are currently under construction, which will add an additional estimated 6.2 billion gallons of annual production capacity.  Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs remain high.  Areas where demand for ethanol may increase are new markets in New Jersey, Pennsylvania, Massachusetts, North Carolina, South Carolina, Michigan, Tennessee, Louisiana and Texas.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as the VEETC blending credit and the RFS.  Changes to these supports or incentives could significantly impact demand for ethanol.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85.  The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a Renewable Fuels Standard (“RFS”) which was designed to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS is a national flexible program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires the fuel refining industry as a whole to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.

In September 2006, the EPA released a proposed final rule that fully implements the RFS requirement.  In addition to fully implementing the RFS requirement, the proposed final rule creates a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

In 2006, more ethanol was blended than was required by the RFS.  This additional demand may have come from fuel blenders replacing MTBE with ethanol as the oxygenate in reformulated fuel required for carbon monoxide non-attainment areas in the winter months.  The ethanol industry is expanding production at a rapid pace such that production capacity in the industry in 2007 is projected to be significantly higher than the 2007 RFS amount.  This means the ethanol industry must generate demand for ethanol beyond the minimum floor set by the RFS.  If this is the case, the ethanol industry will have to produce enough demand to support current ethanol prices.  For this reason, we are highly dependent on RPMG’s ability to market the ethanol we produce.  A failure by RPMG to market all the ethanol we produce at favorable prices could decrease our profitability.

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The National Ethanol Vehicle Coalition reports that there are currently approximately 1,150 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  As public awareness of ethanol and E-85 increases along with E-85’s increased availability, management anticipates some growth in demand for ethanol.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity).  Our cost of goods sold increased from approximately $16,390,000 for the quarter ending January 31, 2006 to approximately $22,571,000 for the quarter ending January 31, 2007.  This increase is mostly due to a 75% rise in the cost of corn and increased plant production.  Our natural gas costs remained relatively unchanged.

An increase in corn exports as well as sustained domestic usage may increase total demand for corn and result in upward pressure on corn prices. The most recent USDA statistics show that the 2006 national corn crop was the third largest corn yield following 2004 and 2005 respectively.  USDA statistics indicate approximately 10.74 billion bushels were harvested in 2006 compared to a 2005 national corn crop of 11.11 billion bushels.  This slight drop in production along with significant increases in demand both in the domestic market and export market have lead to very high corn prices.  Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”.  This increased exposure on ethanol has placed upward pressure on the corn prices.   Any increase in the price of corn would have a negative impact on our cost of goods sold.  Carryout supplies for the 2007 marketing year appear adequate, however, export demand coupled with the growing ethanol demand for corn may reduce carryout and cause corn prices to rise.  Any production shortfall during the 2007 growing season will create increased volatility and will increase our cost of corn.

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

Cost of goods sold includes a decrease of approximately $2,506,000 for the three month period ending January 31, 2007 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for the three month period ended January 31, 2007 totaled approximately $718,000.  Operating expenses for the three month period ended January 31, 2006, totaled approximately $770,000.  The slight decrease in operating expenses from the three month period ended January 31, 2006 to the three month period ended January 31, 2007 was primarily due to a management bonus that was paid in December 2005.

Operating Income.  Operating income for the three month period ended January 31, 2007 totaled approximately $9,502,000.  Operating income for the three month period ended January 31, 2006, totaled approximately $350,000.  The significant increase in operating income is primarily attributable to our strong revenues for the three month period ended January 31, 2007 compared to our revenues for the same period of 2006.  In addition to experiencing a loss on derivative instruments of approximately $5,021,000 we also experienced a shutdown at the plant during January 2006 which significantly affected our revenues for the first fiscal quarter of 2006.

Other Income (Expense).  Our other income and expense for the three month period ended January 31, 2007 was income of approximately $35,000, which occurred as a result of the net effect of interest expense and interest income realized in the first fiscal quarter of 2007.  Our other income and expense for the three month period ended January 31, 2006 was income of approximately $36,000 primarily consisting of approximately $426,000 in grant and interest income offset by approximately $391,000 in interest expense we incurred for the first fiscal quarter of 2006.  We received no grant income in the first quarter of fiscal year 2007.

Changes in Financial Condition for the Three Months Ended January 31, 2007

Assets totaled approximately $105,443,000 at January 31, 2007 compared to approximately $97,946,000 at October 31, 2006.  Current assets totaled approximately $8,835,000 at January 31, 2007 down from approximately $21,759,000 at October 31, 2006.  The change resulted from (i) lower accounts receivable as payments from RPMG have been kept more current in the last fiscal quarter with their payments to the Company and (ii) a significant decrease in our cash and equivalents due to a distribution made to our members at the end of January 2007 that was issued for unit holders of record as of January 1, 2007.

Current liabilities totaled approximately $16,188,000 at January 31, 2007 compared to approximately $12,777,000 at October 31, 2006.  The change resulted primarily from the net effect of a decrease in the current portion of long-term debt due to an early loan payment made in November 2006 and an increase of $4,500,000 for the demand note payable on our investment in a related industry that was paid on February 5, 2007.

Long-term debt, net of current maturities, totaled approximately $24,565,000 at January 31, 2007, up from approximately $10,354,000 at October 31, 2006. This increase was primarily the result of the new construction loan we executed in November 2006 for our expansion project and received the first draw of $15,000,000 on January 31, 2007.

Distribution to Members

On December 18, 2006, our board of directors authorized the payment of a distribution to members of the Company of record on January 1, 2007.  The board authorized a total distribution of $22,014,000 which equates to a distribution of $0.90 per membership unit.  The distribution checks were sent to the members of the Company on January 29, 2007.

Plant Expansion

We are in the process of expanding our plant to add an additional 40 to 50 million gallons per year of ethanol production capacity.  In April 2006 we received a Title V emissions permit which was required prior to commencing construction of the expansion.  On May 12, 2006, construction of the expansion began.  We signed a design-build agreement for the expansion on June 19, 2006 with Fagen, Inc.  We currently expect the expansion to be completed sometime in June 2007, however, there is no assurance or guarantee that construction will stay on schedule or that we will be able to operate at expanded production levels by summer 2007.

On January 12, 2007, we closed on a land purchase agreement for 54 acres of land adjacent to our existing property.  This land was necessary for our plant expansion project.  The total purchase price for the land was approximately $539,000.

We currently estimate the cost of the expansion project to be approximately $48,800,000. This estimate is subject to change as the expansion project nears completion.  We have financed the expansion to date using cash we have on hand.  We also executed a new term loan that will help us finance the cost of the expansion.  We do not expect to seek additional equity from our members for the expansion project.  We anticipate the expansion will most likely add 10 employees to the current staff of 33 and will increase our usage of northern Iowa corn from 20 million to approximately 35 million bushels annually.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended January 31, 2007 and 2006:

	Three Months Ended January 31
	2007	2006
Net cash provided by operating activities	$13,501,603	$4,237,652
Net cash (used in) investing activities	$(18,160,744)	$(1,652,206)
Net cash (used in) financing activities	$(4,369,548)	$(1,370,784)

Cash Flow From Operations

The increase in net cash flow provided from operating activities for the three months ended January 31, 2007 compared to three months ended January 31, 2006 was primarily due to strong net income from continuing plant operations.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

Our cash flow used in investing activities increased significantly for the three months ended January 31, 2007 compared to same period in 2006 primarily due to construction costs for our expansion project.  For the first fiscal quarter of 2007 we had increased cash needs due to our investment in Homeland Energy Solutions, LLC, which is a 100 million gallon per year ethanol plant under development near New Hampton, Iowa, which is approximately 50 miles from our plant.

Cash Flow From Financing Activities.

Our cash flow used in financing activities increased significantly for the three months ended January 31, 2007 as compared to the same period of 2006 due to a distribution we issued net of financing received for our expansion project.

Short-Term and Long-Term Debt Sources

In November 2006, we restructured our existing debt financing and line of credit and we entered into a new credit facility for our expansion project with our lender Home Federal Savings Bank of Rochester, Minnesota.  Our restructured credit arrangement consists of a master credit agreement with three supplements.  The total value of the credit facility is $77,000,000.  The master credit facility consists of a restructured term loan from the original construction of our ethanol plant, a restructured line of credit and a new term loan to finance our expansion project.  To secure this master credit agreement, we executed a mortgage on substantially all of our assets in favor of Home Federal in the amount of $77,000,000.

The master credit agreement supplies terms that are applicable to all three parts of the credit facility.  The terms that are specific to the original term loan, line of credit, and expansion loan are set out in three supplements to the master credit agreement.

The first supplement to the master credit agreement concerns the restructured term loan for the Company’s initial plant construction.  The original term loan for the plant construction was entered into in 2004 and was for approximately $32,000,000.  On November 14, 2006, when the new master credit agreement was executed, there was a total balance on the initial term loan of approximately $12,271,000.  The Company’s monthly payment for the existing term loan is approximately $222,000 as adjusted from time to time based on changes to the prime rate.  The maximum interest rate chargeable under the restructured initial term loan prior to April 1, 2008 is 8% per year and the maximum thereafter is 10% per year.  The maturity date of this loan is March 1, 2015.  As of January 31, 2007, the remaining principal balance of this term loan was approximately $11,851,000 with approximately $4,100,000 in a restricted cash account that can be used to prepay this loan balance once the balance of the loan reaches that of the restricted cash account.

The second supplement to the master credit agreement amends the Company’s existing revolving line of credit with Home Federal.  The amount available to the Company pursuant to the line of credit is $15,000,000 through October 31, 2007 and then decreases each year until the line of credit’s maturity date of August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of the Company’s total indebtedness to its tangible net worth.  There is an annual fee for the line of credit of 1% of the yearly amount available under the line of credit.  As of January 31, 2007, the Company had no balance outstanding on this line of credit.

The third supplement to the master credit agreement is a new term loan to finance our ethanol plant expansion.  The amount of the expansion loan is $30,000,000.  Following completion of the expansion, we can select to pay interest based either on a fixed rate or the prime rate minus a percentage calculated based on the ratio of our total debt versus our tangible net worth.  Any potion of the loan that is under a fixed rate is subject to a prepayment fee payable to Home Federal.  The expansion loan’s maturity date is August 1, 2017.  As of January 31, 2007, we have received disbursements from Home Federal on the expansion loan of $15,000,000.  The remaining amount of the loan will be disbursed as necessary to meet expansion requirements.  We will make our first payment on our expansion loan once the plant expansion is complete and the construction loan is converted.

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  Our credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, we must maintain a $4,000,000 deposit into a restricted bank account as defined in our loan agreements.  As of January 31, 2007, we had deposited approximately $4,000,000 in a restricted account thus fulfilling the bank obligation under our loan agreement.  Once the original loan matures this restricted cash account is no longer a requirement. We have other restrictive covenants which require minimum financial ratios be recognized by the Company.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.

Covenants

Our credit agreements with Home Federal are subject to numerous protective covenants requiring us to maintain various financial ratios.  As of January 31, 2007, the Company is in compliance with all loan covenants pursuant to its credit agreements with Home Federal.  As of October 31, 2006, the Company was out of compliance with its capital expenditure loan covenant due to the Company’s expansion project.  Home Federal waived the loan covenant violations for our fiscal year ended October 31, 2006.  With the exception of our capital expenditure covenant, we expect to be in compliance with our loan covenants for the rest of fiscal year 2007.  We may be out of compliance with our capital expenditure covenant, however, Home Federal has indicated that this covenant violation will be waived should it be violated during the year.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On February 28, 2006, we received confirmation from the Iowa Department of Economic Development that the $100,000 loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of January 31, 2007 was approximately $278,000.

In December 2006 we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  The amount of the first payment was approximately $177,000.  Based upon our 2006 assessment, these grants are expected to total approximately $4,000,000, which will be paid semi-annually over a

10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage times Mason City’s regular water rate ordinance.

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

In order to receive these benefits, we must create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years.  We must pay at least 80% of the cost of a standard medical and dental insurance plan and offer a pension or profit sharing plan to our full-time employees.  A worker productivity and safety improvement program must also be implemented and maintained.  We have until November 20, 2007 to satisfy these requirements.  If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the January 31, 2007 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarters ended January 31, 2007 and 2006, the Company recorded a combined realized and unrealized gain (loss) for derivatives from corn and natural gas of approximately $2,506,000 and $(465,000) respectively.  These gains (losses) are recorded in cost of goods sold.  We recorded no gain or loss as a result of ethanol sales contracts during the first fiscal quarter of 2007 and we had a loss of approximately $5,021,000 for the same period of 2006.

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  As of January 31, 2007 the Company recorded grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies from Cerro Gordo County to be received over a 10 year period totaling approximately $4,000,000.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with interest rates and commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving letter of credit and two term notes which bear variable interest rates.  Specifically, we have approximately $11,851,000 outstanding in variable rate, long-term debt as of January 31, 2007.  The specifics of each note are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short-Term and Long-Term Debt Sources.”

Commodity Price Risk

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

As of January 31, 2007, we have price protection in place for approximately 77% of our anticipated corn usage needs through September 2007.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for the remainder of fiscal year 2007 and into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of January 31, 2007, we have price protection in place for approximately 26% of our anticipated natural gas needs through April 30, 2007.  Additional price protection for fiscal year 2007 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

As of January 31, 2007, we have a purchase commitment for additional denaturant deliveries for 100% of our anticipated denaturant usage through December 2007.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and average ethanol price as of January 31, 2007, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2007.  As of January 31, 2007 approximately 42% of our estimated corn usage and approximately 5% of natural gas usage over the next 12 months was subject to fixed price or index contracts where a price has been established with an exchange.    The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 01/31/2007	Approximate Adverse Change to Income
Natural Gas	2,157,000	MMBTU	10%	$1,574,000
Ethanol	82,500,000	Gallons	10%	$15,869,000
Corn	16,779,000	Bushels	10%	$5,794,000

Liability Risk

We participate in a captive reinsurance company (“Captive”).  The Captive reinsures losses related to workman’s compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We can not be assessed over the amount in the collateral fund.

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price to continue to increase.  In 2006, despite the third largest corn yield on record of approximately 10.74 billion bushels, the price we paid for corn increased 75% in the first fiscal quarter of 2007 as compared to the same period of 2006.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have pushed with price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of February 12, 2007, there were 113 ethanol plants in operation nationwide with the capacity to produce more than 5.5 billion gallons of ethanol annually.  An additional 78 new plants and seven expansions are currently under construction, which will add an additional estimated 6.2 billion gallons of annual production capacity.  Approximately 90% of the ethanol produced in the United States uses corn as its feedstock.  This increased supply of ethanol will continue to increase demand for corn.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of February 12, 2007, there were 113 ethanol plants in operation nationwide with the capacity to produce more than 5.5 billion gallons of ethanol annually.  An additional 78 new plants and seven expansions are currently under construction, which will add an additional estimated 6.2 billion gallons of annual production capacity.   Iowa alone is estimated to have produced approximately 1.5 billion gallons of ethanol in 2006.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                  The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.2	First Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.3	Second Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.4	Third Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, L.L.C.

Date:	March 14, 2007	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 14, 2007	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)