Form 10-Q
period 2007-04-30
GOLDEN GRAIN ENERGY
filed 2007-06-12
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For quarterly period ended April 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-51177

GOLDEN GRAIN ENERGY, L.L.C.

(Exact name of registrant as specified in its charter)

Iowa	02-5075361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1822 43rd Street SW, Mason City, Iowa 50401

(Address of principal executive offices)

(641) 423-8525

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes    ☒  No

Indicate the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:

As of June 1, 2007, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

	April 30, 2007	October 31, 2006
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and equivalents	$973,160	$9,066,754
Accounts receivable	4,661,753	6,710,083
Other receivables	1,089,142	262,735
Derivative instruments	—	3,277,805
Due from broker	1,975,063	—
Inventory	2,094,724	1,879,566
Prepaid expenses and other	788,373	562,156
Total current assets	11,582,215	21,759,099

Property and Equipment
Land and land improvements	4,677,595	3,896,431
Building and grounds	14,688,492	4,688,492
Grain handling equipment	6,781,593	6,361,338
Office equipment	263,343	263,343
Plant and process equipment	27,971,828	27,686,926
Construction in progress	42,961,964	21,368,240
	97,344,815	74,264,770
Less accumulated depreciation	9,498,893	7,496,591
Net property and equipment	87,845,922	66,768,179

Other Assets
Restricted cash	4,172,613	4,086,351
Investments	9,977,178	4,872,321
Grant receivable, net of current portion	2,342,087	—
Debt issuance costs, net of accumulated amortization (2007 $276,311; 2006 $179,981)	572,157	460,142
Total other assets	17,064,035	9,418,814

Total Assets	$116,492,172	$97,946,092

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

	April 30, 2007	October 31, 2006
LIABILITIES AND MEMBERS’ EQUITY	(Unaudited)	(Audited)

Current Liabilities
Current portion long-term debt	2,760,350	5,490,584
Accounts payable	7,881,049	6,666,119
Accrued expenses	679,304	569,270
Derivative instruments	757,988	—
Deferred revenue	357,813	—
Total current liabilities	12,436,504	12,725,973

Long-term Liabilities
Deferred compensation	99,470	51,395
Long-term debt, net of current maturities	35,751,748	10,353,822
Deferred revenue, net of current portion	2,312,270	—
Total long-term liabilities	38,163,488	10,405,217

Commitments and Contingencies

Members’ Equity	65,892,180	74,814,902

Total Liabilities and Members’ Equity	$116,492,172	$97,946,092

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	April 30, 2007	April 30, 2006
	(Unaudited)	(Unaudited)

Revenues	$33,721,324	$26,352,327

Cost of Goods Sold	29,546,527	16,000,525

Gross Profit	4,174,797	10,351,802

Operating Expenses	756,487	369,240

Operating Income	3,418,310	9,982,562

Other Income (Expense)
Interest income	54,615	86,384
Interest expense	(8,993)	(465,592)
CCC Bioenergy income	—	8,038
Equity in net income of investments	89,857	—

Total	135,479	(371,170)

Net Income	$3,553,789	$9,611,392

Net Income Per Unit (24,460,000 and 24,560,000 weighted average units outstanding, respectively)	$0.15	$0.39

Distributions Per Unit	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Six Months Ended	Six Months Ended
	April 30, 2007	April 30, 2006
	(Unaudited)	(Unaudited)

Revenues	$66,512,351	$43,862,643

Cost of Goods Sold	52,117,737	32,390,678

Gross Profit	14,394,614	11,471,965

Operating Expenses	1,474,138	1,139,278

Operating Income	12,920,476	10,332,687

Other Income (Expense)
Interest income	139,552	176,726
Interest expense	(58,607)	(856,127)
CCC Bioenergy income	—	194,193
Grant income	—	150,000
Equity in net income of investments	89,857	—

Total	170,802	(335,208)

Net Income	$13,091,278	$9,997,479

Basic & diluted net income per unit (24,460,000 and 25,600,000 weighted average units outstanding, respectively)	$0.54	$0.39

Distributions Per Unit	$0.90	$0.10

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2007	April 30, 2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$13,091,278	$9,997,479
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	2,072,086	2,011,866
Unrealized loss (gain) on risk management activities	4,035,793	1,673,420
Amortization of deferred revenue	(13,315)	—
Undistributed (earnings) from investments	(89,857)	—
Deferred compensation expense	48,075	6,825
Change in assets and liabilities
Accounts receivable	2,048,330	(254,668)
Inventory	(215,158)	(185,916)
Due from broker	(1,975,063)	—
Prepaid expenses and other	(711,313)	2,500,126
Accounts payable	1,214,930	2,521,256
Accrued expenses	110,034	(70,332)
Net cash provided by operating activities	19,615,820	18,200,056

Cash Flows from Investing Activities
Capital expenditures	(22,810,776)	(710,214)
Increase in restricted cash	(86,262)	(1,214,642)
Increase in cash for investing activities	—	(3,400,000)
Purchase of investment	(5,015,000)	(830,486)
Net cash (used in) investing activities	(27,912,038)	(6,155,342)

Cash Flows from Financing Activities
Capital expenditure grant received	—	102,647
Payments for long-term debt	(4,375,031)	(6,038,738)
Proceeds from long-term debt	26,800,000	3,975,000
Redemption of membership units	—	(7,875,000)
Distribution to members	(22,014,000)	(2,759,640)
Payments for construction retainage payable	—	(250,000)
Payments for debt issuance costs	(208,345)	(172,254)
Net cash provided by (used in) in financing activities	202,624	(13,017,985)

Net (Decrease) in Cash and Equivalents	(8,093,594)	(973,271)

Cash and Equivalents — Beginning of Period	9,066,754	8,138,121

Cash and Equivalents — End of Period	$973,160	$7,164,850

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2007	April 30, 2006
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid (includes $708,615 of capitalized interest for 2007)	$820,855	$392,020

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$4,404,744	$—

Land improvement acquired through issuance of note payable	$242,723	$—

Investment acquired through issuance of note payable	$—	$374,514

Deferred revenue received through grant receivable	$2,683,398	$—

Debt issuance costs amortized to construction in process	$51,536	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2007

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

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is a 55-60 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States. In April 2006, the Company’s began construction to double the production capacity.  The expansion will cost approximately $50,700,000, which includes approximately $500,000 of an expected early completion bonus to the contractor.

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of April 30, 2007 grant receivable was approximately $2,700,000 and corresponding deferred revenue was approximately $2,670,000.

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

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2007

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

Reclassification

Certain items have been reclassified within the 2006 financials statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the April 30, 2007 financial statements.

2.              INVENTORY

Inventory consisted of the following:

	April 30, 2007	October 31, 2006
Raw Materials	$1,149,111	$1,308,781
Work in Process	523,355	377,131
Finished Goods	422,258	193,654
Totals	$2,094,724	$1,879,566

3.              INVESTMENTS

Investments consisted of the following:

	April 30, 2007	October 31, 2006
RPMG	$962,178	$872,321
Absolute Energy, LLC	4,000,000	4,000,000
Homeland Energy Solutions, LLC	5,000,000	—
Ethanol Risk Management SPC, LTD	15,000	—
Totals	$9,977,178	$4,872,321

4.              BANK FINANCING AND SUBSEQUENT EVENT

On November 14, 2006, the Company entered into a Master Amended and Restated Credit Agreement for a $77,000,000 comprehensive credit agreement.  Under this agreement the company has a line of credit through October 2007 with available borrowings up to $15,000,000 and then decreases each year until the line of credit’s maturity date of August 1, 2017.   Interest on the line of credit is charged at the prime rate plus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth (8.25% at April 30, 2007).  As of April 30, 2007 there was $11,800,000 outstanding on the line of credit.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2007

In addition to the line of credit, the Company restructured its term loan from the original agreement and entered into a term loan to finance the Company’s expansion project as part of the Master Amended and Restated Credit Agreement.  The original loan has a balance outstanding of approximately $11,207,000 at April 30, 2007 and carries a maximum interest rate of 8% prior to April 1, 2008 and a maximum of 10% thereafter. The expansion term loan is for up to $30,000,000 with an interest rate that remains variable until such time as the Company selects to convert it to a fixed rate based on prime minus a rate based on the ratio of the Company’s debt to tangible net worth (8.25% at April 30, 2007).  The loan matures August 1, 2017 and has $15,000,000 outstanding as of April 30, 2007.

Borrowings under the Master Amended and Restated Credit Agreement are secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum ratios and limitations on distributions.  Restrictions limit distributions to 65% of net income, provided certain financial ratios are maintained and require the Company to maintain a restricted cash account until the original amount of the loan issued under the original term loan matures or is paid off.

As of April 30, 2007 the Company was in compliance with all related covenants.

As of April 30, 2007 the Company has other notes payable outstanding of approximately $506,000.

5.              MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units.  Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units.  The Company is authorized to issue up to 100,000,000 membership units, without respect to class.  No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.  As of April 30, 2007 and October 31, 2006 the Company had 23,540,000 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

6.              RELATED PARTY TRANSACTIONS

There are two members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the three and six months ended April 30, 2007 from these companies totaled approximately $9,014,000 and $14,766,000 respectively.   For the three and six months ended April 30, 2006 purchases from these companies totaled approximately $5,634,000 and $8,840,000, respectively.

As of April 30, 2007, the Company has approximately $3,764,000 in payables to its contractor, who is also a member, for the construction of the plant expansion.  There was no payable as of April 30, 2006.

7.              EMPLOYEE BENEFIT PLANS

During 2006, the Company adopted a deferred compensation plan for certain employees equal to 1% of net income with a five year vesting schedule.  During the three and six months ended April 30, 2007 the Company recorded approximately $24,000 and $48,000, respectively, as compensation expense related to this plan.  During the three and six months ended April 30, 2006 the Company recorded approximately $8,000 and $11,000, respectively, as compensation expense.   At April 30, 2007 the Company has approximately $404,000 to be recognized as compensation expense over the remaining vesting period. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s member units as of April 30, 2007.  At April 30, 2007, the Company had approximately 7,300 vested and 71,000 unvested equivalent units outstanding under this plan.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2007

8.              SELF-INSURANCE

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

9.              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $38,000 and $76,000 in marketing fees for the three and six months ended April 30, 2007 and $35,000 and $90,000 for the three and six months ended April 30, 2006, respectively.  The marketing fees are included in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the three and six months ended April 30, 2007, net sales to that customer were approximately $30,173,000 and $59,675,000, respectively.  Net sales to that customer for the three and six months ended April 30, 2006 were approximately $25,003,000 and $44,982,000 respectively.  At April 30, 2007 amounts due from this customer included in receivables was approximately $4,282,000.

Distiller grain marketing agreement and major customer

The Company has entered into a marketing agreement with an international marketing company for the exclusive rights to market all of the distiller grains produced by the Company.  The agreement extends till either party gives a minimum of 120 day notice.  The Company paid approximately $74,000 and $136,000 in marketing fees for the three and six months ended April 30, 2007 and $52,000 and $109,000 for the three and six months ended April 30, 2006, respectively.  The marketing fees are included in revenues.

The Company sells 100% of its distiller’s grain product under this marketing agreement.  During the three and six months ended April 30, 2007, net sales to that customer were approximately $3,586,000 and $6,913,000, respectively.  Net sales to that customer for the three and six months ended April 30, 2006 were $2,612,000 and $5,163,000, respectively.  At April 30, 2007, amounts due from this customer included in receivables was approximately $379,000.

Process Improvement

The Company has a process improvement contract with a total estimated cost of $877,000 of which approximately $278,000 has been incurred through April 30, 2007.  The project is estimated to be completed in August 2007.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a 375,000 bushel bin for corn storage.  Project costs through April 30, 2007 were approximately $760,000 and are estimated to total approximately $810,000.   The project is estimated to be completed in June 2007.

Plant Expansion

The Company started construction on a plant expansion in April, 2006.  A design build contract with a member was executed in June 2006.  Project costs through April 30, 2007 were approximately $42.4 million and are expected to total approximately $50,700,000 million, which includes approximately $500,000 of an early completion bonus expected to be paid the contractor.   The majority of the plant expansion cost will be paid to a contractor who is also a member.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2007

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk.  Exchange-traded futures contracts are valued at market price.  Changes in market price related to purchases of corn and natural gas are recorded in cost of goods sold and changes in market prices related to sale of ethanol are recorded in revenues.  At April 30, 2007, the fair value of derivative liabilities of approximately $758,000 is classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) included in costs of goods sold for the three and six months ended April 30, 2007 were approximately $(2,564,000) and $(57,000), respectively, as related to purchase contracts.  At October 31, 2006, the fair value of derivative assets of approximately $3,272,000 is classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) included in costs of goods sold for the three and six months ended April 30, 2006 were approximately $967,000 and $1,427,000 related to the purchase contracts and net realized and unrealized (losses) included in sales of $(1,262,000) and $(6,283,000) contracts related to sales contracts, respectively.  The Company has partially hedged their exposure with forward and futures contracts related to corn through March 2008.  Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.  At April 30, 2007, the Company had outstanding commitments to purchase approximately $623,000 of natural gas through June 2007, $45,448,000 of corn through January 2008, of which approximately $31,727,000 is with related parties, and $311,000 for denaturant through May 2007 under forward contracts, in which the related commodity had not been delivered.  The Company has also entered into basis contracts for approximately 2,834,000 gallons of denaturant through December 2007 verses the Reformulated Gasoline Blend stock for Oxygen Blended (RBOB) Futures.

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

•                                          Changes in the environmental regulations that apply to our plant operations or plant expansion;

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distillers grains at the plant.  Our plant currently produces approximately 60 million gallons of ethanol per year.  Our revenues are derived primarily from the sale and distribution of our ethanol and distillers grains throughout the continental United States.

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

Results of Operations for the Three Months Ended April 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2007 and 2006:

	Three Months Ended April 30, 2007 (Unaudited)		Three Months Ended April 30, 2006 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$33,721,324	100.00	$26,352,327	100.0

Cost of Goods Sold	$29,546,527	87.6	$16,000,525	60.7

Gross Profit	$4,174,797	12.4	$10,351,802	39.3

Operating Expenses	$756,487	2.2	$369,240	1.4

Operating Income	$3,418,310	10.1	$9,982,562	37.9

Other Income (Expense)	$135,479	0.4	$(371,170)	(1.4)

Net Income	$3,553,789	10.5	$9,611,392	36.5

Revenues.  Revenues from operations for the three month period ended April 30, 2007 totaled approximately $33,721,000 resulting from the sale of ethanol and distillers grains.  In the three month period ended April 30, 2007, ethanol comprised approximately 90% of our sales and DDGS comprised approximately 10% percent of our sales.  Revenues were significantly higher for the fiscal quarter ended April 30, 2007, compared to the same period of 2006 due to both an increase in the average selling price for the ethanol we sold as well as increased production of ethanol and distillers grains by our plant.  The average price we received for our ethanol increased approximately 9% for the second fiscal quarter of 2007 as compared to the same period of 2006.  For the three months ended April 30, 2007, our ethanol production increased by approximately 11% as compared to the same period of 2006.  In addition, revenues for the quarter ended April 30, 2007 were not decreased from a loss on derivative instruments compared to a loss of approximately $1,262,000 for the same period of 2006.

The price we received for our distillers grains increased approximately 20% in the fiscal quarter ending April 30, 2007 as compared to the same period of 2006.   Management expects that distillers grains prices will decrease slightly in the foreseeable future as the supply of distillers grains increases due to increased ethanol production.  However, if current high corn prices persist, it may positively affect the price of our distillers grains.  Many corn users may substitute distillers grains as feed for livestock which could support distillers grains prices during periods when corn prices are high.  The higher prices we receive for our distillers grains somewhat offsets higher prices we pay for corn.

Ethanol prices remained strong during the three month period ending April 30, 2007.  Management currently expects ethanol prices to remain higher in the short-term as compared to historical averages.  Management believes the industry will need to continue to grow demand in order to sustain price levels above historical averages on a long-term basis.  According to the Renewable Fuels Association, as of May 22, 2007, there were 120 ethanol plants in operation nationwide with the capacity to produce nearly 6.2 billion gallons of ethanol annually.  An additional 77 new plants and eight expansions are currently under construction, which will add an additional estimated 6.4 billion gallons of annual production capacity.  Unless the new supply is equally met with demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs remain high.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as the VEETC blending credit and the RFS.  Changes to these supports or incentives could significantly impact demand for ethanol.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) is expected to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85.  The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a Renewable Fuels Standard (“RFS”) which was designed to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires the fuel refining industry as a whole to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.  The RFS requirement for 2007 is approximately 4.5 billion gallons of renewable fuels.

In April 2007, the EPA adopted a final rule that fully implements the RFS requirement.  In addition to fully implementing the RFS requirement, the rule creates a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

In 2006, significantly more ethanol was blended than was required by the RFS.  The RFS for 2006 required the blending of 4 billion gallons of renewable fuels.  The ethanol industry alone produced nearly 5 billion gallons of ethanol in 2006.  For this reason, the RFS likely did not significantly increase demand for ethanol in 2006.  Additional demand for ethanol may have come from fuel blenders replacing MTBE with ethanol as the oxygenate in reformulated fuel required for carbon monoxide non-attainment areas in the winter months.  If this is the case, we expect it will create some slight seasonality to the demand for ethanol, with increases in demand occurring during the winter months.

We depend on our ethanol marketer, Renewable Products Marketing Group (RPMG), to find buyers for our ethanol at commercially reasonable prices.  This is increasingly important as the supply of ethanol continues to expand.  The ethanol industry is expanding production at a rapid pace such that production capacity in the industry in 2007 is projected to be significantly higher than the 2007 RFS amount.  This means the ethanol industry must continue to generate demand for ethanol beyond the minimum floor set by the RFS in order to support current ethanol prices.  For this reason, we are highly dependent on RPMG’s ability to market the ethanol we produce in an increasingly crowded ethanol market.  A failure by RPMG to market all the ethanol we produce at favorable prices could decrease our profitability.

Demand for ethanol may be further supported if Congress increases the RFS past its current level.  In President Bush’s 2007 State of the Union address, the President indicated a desire to increase the RFS to 35 billion gallons by 2017.  This would be a significant increase over the current RFS that will reach 7.5 billion gallons by 2012.  To date, there has been no action by Congress to increase the RFS.  If the RFS were to increase it could significantly increase demand for ethanol and would likely offset some of the increased production capacity that is currently being built in the ethanol industry and the resulting increased ethanol supply.

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

Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Currently, production of cellulosic ethanol is in its infancy.  It is technology that is as yet unproven on a commercial scale.  However, several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product.

Cost of Goods Sold and Gross Profit.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity).  Our cost of goods sold increased from approximately $16,000,000 for the quarter ending April 30, 2006 to approximately $29,547,000 for the quarter ending April 30, 2007, thus decreasing our gross profit from 39.3% to 12.4% of revenues. This increase is primarily due to an 86% increase in the average price we paid for corn for the three months ended April 30, 2007 compared to the same period of 2006.  In addition to an increased average corn price, our corn consumption increased by approximately 14% for the quarter ended April 30, 2007 compared to the same period of 2006.  The increased price we paid for corn and our increased corn consumption due to productions increases combined to significantly increase our total corn costs for the second fiscal quarter of 2007 compared to the same period of 2006.  This increase in corn costs significantly increased our cost of goods sold for the second quarter of the 2007 fiscal year compared to the same period of 2006.  This increase in cost of goods sold for the three months ended April 30, 2007, more than offset our increased revenues.  As a result, our gross profit for the three months ended April 30, 2007 decreased by approximately 148% compared to the same period of 2006.

An increase in corn exports as well as sustained domestic usage of corn for ethanol production has supported current high corn prices.  Current corn prices remain high, despite a very large corn crop for the 2006 growing season.  The most recent USDA statistics show that the 2006 national corn crop was the third largest corn yield on record, following the 2004 and 2005 corn crops respectively.  USDA statistics indicate approximately 10.74 billion bushels were harvested in 2006 compared to a 2005 national corn crop of 11.11 billion bushels.  This slight drop in production along with significant increases in demand both in the domestic market and export market have lead to the current high prices.  Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity” due to increased exposure of ethanol both at the national and international level.  This increased exposure has placed upward pressure on corn prices.   The increase in the price of corn has a significant and negative impact on our cost of goods sold.  Carryout supplies for the 2007 marketing year appear adequate, however, export demand coupled with the growing ethanol demand for corn may reduce carryout and cause corn prices to continue to rise.  Any production shortfall during the 2007 growing season will create increased volatility and will likely increase our cost of corn.

In addition to corn, natural gas is an important input to our manufacturing process.   We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer time periods and transported greater distances than distiller grains with a higher moisture content.  This allows us to market our distillers grains to broader livestock markets, including poultry and swine markets primarily in the continental United States.

For the second fiscal quarter of 2007 we experienced a decrease in our cost of goods sold attributed to natural gas as compared to the same period of 2006.  The average price we paid for natural gas prices decreased by approximately 25% for the three months ended April 30, 2007 as compared to the same period of 2006.  This decrease in our cost of natural gas occurred despite increased consumption of natural gas by our plant due to increased production of ethanol and distillers grains.  As we increase our production of ethanol, distillers grains production will also increase resulting in more consumption of natural gas in our distillers grains drying process.  Barring any significant change in natural gas supplies, such as from hurricane disruptions in the south-eastern United States, we anticipate that natural gas prices will remain at their current levels or increase slightly through the remaining two fiscal quarters of 2007.

Cost of goods sold includes an increase of approximately $2,564,000 for the three month period ending April 30, 2007 and a decrease of $967,000 for the three month period ending April 30, 2006 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for the three month period ended April 30, 2007 totaled approximately $756,000.  Operating expenses for the three month period ended April 30, 2006, totaled approximately $369,000.  The increase in operating expenses from the three month period ended April 30, 2006 to the three month period ended April 30, 2007 was primarily due to an increase in tax filing fees and an increase in consulting fees.

Operating Income.  Operating income for the three month period ended April 30, 2007 totaled approximately $3,418,000.  Operating income for the three month period ended April 30, 2006, totaled approximately $9,983,000.  The significant decrease in operating income for the three months ended April 30, 2007 compared to the same period of 2006 is primarily attributable to high cost of goods sold due to increased corn prices and loss on derivative instruments which significantly affected our cost of goods sold for the three months ended April 30, 2007.

Other Income (Expense).  We had other income for the three month period ended April 30, 2007 of approximately $135,000, which occurred as a result of the net effect of interest expense and interest income realized in the second fiscal quarter of 2007 and income from our investments.  The majority of our interest expense for the quarter ended April 30, 2007 has been capitalized as part of our expansion project.  We had other expenses for the three month period ended April 30, 2006 of approximately $371,000 primarily consisting of the net effect of approximately $466,000 in interest expense and approximately $86,000 interest income.

Results of Operations for the Six Months Ended April 30, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2007 and 2006:

	Six Months Ended April 30, 2007 (Unaudited)		Six Months Ended April 30, 2006 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$66,512,351	100.00	$43,862,643	100.0

Cost of Goods Sold	$52,117,737	78.4	$32,390,678	73.8

Gross Profit	$14,394,614	21.6	$11,471,965	26.2

Operating Expenses	$1,474,138	2.2	$1,139,278	2.6

Operating Income	$12,920,476	19.4	$10,332,687	23.6

Other Income (Expense)	$170,802	0.3	$(335,208)	(0.8)

Net Income	$13,091,278	19.70	$9,997,479	22.8

Revenues. The increase in revenues from the six months ended April 30, 2007 compared to the six months ended April 30, 2006 is primarily due to a combination of increased production by the ethanol plant and a higher average selling price for ethanol and distillers grains.  We experienced approximately a 14% increase in ethanol production for the six months ended April 30, 2007 compared to the same period of 2006.  Additionally, we experienced approximately an 18% increase in the price we received for our ethanol for the six months ended April 30, 2007 compared to the same period of 2006.  Along with the increase in ethanol production, we experienced a 18% increase in distillers grains production for the six months ended April 30, 2007 compared to the same period of 2006.  Additionally, we experienced approximately a 14% increase in the price we received for our distillers grains for the six months ended April 30, 2007 compared to the same period of 2006.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues increased by approximately 5% for the six months ended April 30, 2007 as compared to the same period of 2006.  This increase in cost of goods sold was due primarily to increased corn costs in the first and second fiscal quarters of 2007 compared to the first six months of 2006 and increased consumption of corn due to increased production of ethanol and distillers grains.  The average price we paid for corn for the six months ended April 30, 2007 was approximately 81% higher than the price we paid for the same period of 2006.  The increase in our cost of goods sold percentage is directly correlated to the increase in the price we paid for corn and our derivative instrument activity during the six months ended April 30, 2007 as compared to the same period of 2006.

Cost of goods sold includes an increase of approximately $57,000 for the six month period ending April 30, 2007 and a decrease of $1,427,000 for the six month period ending April 30, 2006 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses. Our operating expenses as a percentage of revenues decreased slightly from 2.6% to 2.2% for the six months ended April 30, 2006 and 2007 respectively.  Because the majority of our operating expenses are fixed, the percentage decrease is caused by the increase in total revenues from 2006 to 2007.

Operating Income. Our income from operations increased from approximately $10,333,000 for the six months ended April 30, 2006 to approximately $12,920,000 for the six months ended April 30, 2007.  This increase in operating income was primarily the result of a significant increase in revenues for the six months ended April 30, 2007 compared to the same period of 2006.  Our income from operations as a percentage of revenues decreased by approximately 4% for the six months ended April 30, 2007 compared to the same period of 2006.  This lower percentage of income from operations is primarily the result of increased cost of goods sold due to increased corn costs.

Other Income (Expense). Our other income (expense) as a percentage of revenues was 0.3% and (0.8)% for the six months ended April 30, 2007 and 2006, respectively.  The change resulted from decreased interest expense for the six months ended April 30, 2007 compared to the same period of 2006.  The majority of our interest expense for the six months ended April 30, 2007 has been capitalized as part of our expansion project.

Changes in Financial Condition for the Six Months Ended April 30, 2007

Assets totaled approximately $116,492,000 at April 30, 2007 compared to approximately $97,946,000 at October 31, 2006.  Current assets totaled approximately $11,582,000 at April 30, 2007 down from approximately $21,759,000 at October 31, 2006.  The change in current assets resulted from (i) lower accounts receivable as payments from RPMG have been kept more current during the current fiscal year with their payments to the Company (ii) a significant decrease in our cash and equivalents due to a distribution made to our members at the end of January 2007 that was issued for unit holders of record as of January 1, 2007; and (iii) our derivative instruments being classified as an asset (unrealized gain) as of October 31, 2006 and classified as a liability (unrealized loss) as of April 30, 2007.

Current liabilities totaled approximately $12,436,000 at April 30, 2007 compared to approximately $12,726,000 at October 31, 2006.  The change resulted primarily from the net effect of a decrease in the current portion of long-term debt due to an early loan payment made in November 2006 and an increase in accounts payable  due to an increase in the construction retainer.

Long-term liabilities, net of current maturities, totaled approximately $38,163,000 at April 30, 2007, up from approximately $10,405,000 at October 31, 2006. This increase was primarily the result of the new construction loan we executed in November 2006 for our expansion project.  As of April 30, 2007 the construction loan had a balance of $15,000,000 and $11,800,000 on the line of credit.

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

We currently estimate the cost of the expansion project to be approximately $50,700,000. This estimate is subject to change as the expansion project nears completion and includes approximately $500,000 of an early completion bonus expected to be paid to the contractor.  We have financed the expansion to date using cash we have on hand and executed a new term loan. We do not expect to seek additional equity from our members for the expansion project.  We anticipate the expansion will most likely add 10 employees to the current staff of 33 and will increase our usage of northern Iowa corn from 20 million to approximately 35 million bushels annually.  As of April 30, 2007, we had hired an additional 3 employees for a total of 36 employees.  As of May 25, 2007, we had 38 employees.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended April 30, 2007 and 2006:

	Six Months Ended April 30
	2007	2006
Net cash provided by operating activities	$19,615,820	$18,200,056
Net cash (used in) investing activities	($27,912,038)	($6,155,342)
Net cash provided by (used in) financing activities	$202,624	($13,017,985)

Cash Flow From Operations

The increase in net cash flow provided from operating activities for the six months ended April 30, 2007 compared to six months ended April 30, 2006 was primarily due to strong net income from continuing plant operations.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

Our cash flow used in investing activities increased significantly for the six months ended April 30, 2007 compared to same period in 2006 was primarily due to construction costs for our expansion project.  We also invested approximately $5,000,000 in a development stage company in the ethanol industry.

Cash Flow From Financing Activities.

Our cash flow provided by financing activities for the six months ended April 30, 2007 was primarily due to a distribution we issued to our members net of financing received for our expansion project.  Cash used in financing activities for the same period in 2006 was primarily due to the redemption of membership units and long-term debt payments.

Short-Term and Long-Term Debt Sources

In November 2006, we restructured our existing debt financing and line of credit and we entered into a new credit facility for our expansion project with our lender Home Federal Savings Bank of Rochester, Minnesota.  Our restructured credit arrangement consists of a master credit agreement with three supplements.  The total value of the credit facility is $77,000,000, however this included the $32,000,000 value of the initial term loan  to construct the ethanol plant, of which, approximately $12,271,000 was outstanding at the time we executed the restructured credit facility.  The total new funds available following the restructured credit facility was $45,000,000, split between a new term loan of $30,000,000 and a revolving line of credit of $15,000,000.  To secure this master credit agreement, we executed a mortgage on substantially all of our assets in favor of Home Federal in the amount of $77,000,000.

The master credit agreement supplies terms that are applicable to all three parts of the credit facility.  The terms that are specific to the original term loan, line of credit, and expansion loan are set out in three supplements to the master credit agreement.

The first supplement to the master credit agreement concerns the restructured term loan for the Company’s initial plant construction.  The original term loan for the plant construction was entered into in 2004 and was for approximately $32,000,000.  On November 14, 2006, when the new master credit agreement was executed, there was a total balance on the initial term loan of approximately $12,271,000.  The Company’s monthly payment for the existing term loan is approximately $222,000 as adjusted from time to time based on changes to the prime rate.  The maximum interest rate chargeable under the restructured initial term loan prior to April 1, 2008 is 8% per year and the maximum thereafter is 10% per year.  The maturity date of this loan is March 1, 2015.  As of April 30, 2007, the remaining principal balance of this term loan was approximately $11,207,000 with approximately $4,173,000 in a restricted cash account that can be used to prepay this loan balance once the balance of the loan reaches that of the restricted cash account.

The second supplement to the master credit agreement amends the Company’s existing revolving line of credit with Home Federal.  The amount available to the Company pursuant to the line of credit is $15,000,000 through October 31, 2007 and then decreases each year until the line of credit’s maturity date of August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of the Company’s total indebtedness to its tangible net worth.  There is an annual fee for the line of credit of 1% of the yearly amount available under the line of credit.  As of April 30, 2007, the Company had $11,800,000 outstanding on this line of credit.

The third supplement to the master credit agreement is a new term loan to finance our ethanol plant expansion.  The amount of the expansion loan is $30,000,000.  Following completion of the expansion, we can select to pay interest based either on a fixed rate or the prime rate minus a percentage calculated based on the ratio of our total debt versus our tangible net worth.  Any potion of the loan that is under a fixed rate is subject to a prepayment fee payable to Home Federal.  The expansion loan’s maturity date is August 1, 2017.  As of April 30, 2007, we have received disbursements from Home Federal on the expansion loan of $15,000,000.  The remaining amount of the loan will be disbursed as necessary to meet expansion requirements.  We will make our first payment on our expansion loan once the plant expansion is complete and the construction loan is converted to a term loan.

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  Our credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, we must maintain a minimum of a $4,000,000 deposit into a restricted bank account as defined in our loan agreements.  As of April 30, 2007, we had deposits in excess of $4,000,000 in a restricted account thus fulfilling the bank obligation under our loan agreement.  Once the original loan matures, or is paid off when the balance of the restricted cash account reaches that of the loan balance, this restricted cash account is no longer a requirement. We have other restrictive covenants which require minimum financial ratios be recognized by the Company.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.

Covenants

Our credit agreements with Home Federal are subject to numerous protective covenants requiring us to maintain various financial ratios.  As of April 30, 2007, the Company is in compliance with all loan covenants pursuant to its credit agreements with Home Federal.  With the exception of our capital expenditure covenant, we expect to be in compliance with our loan covenants for the rest of fiscal year 2007.  Despite the fact that we may be out of compliance with our capital expenditure covenant, Home Federal has indicated that this covenant violation will be waived should it be violated during the year.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On February 28, 2006, we received confirmation from the Iowa Department of Economic Development that the $100,000 loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of April 30, 2007 was approximately $273,000.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the April 30, 2007 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the three and six months ended April 30, 2007, the Company recorded a combined realized and unrealized loss for derivatives from corn and natural gas of approximately $2,564,000 and $57,000, respectively.  For the three and six months ended April 30, 2006, the Company recorded a combined realized and unrealized gain  for derivatives from corn and natural gas of approximately $967,000 and $1,433,000, respectively.  These losses and gains are recorded in cost of goods sold.  We recorded no gain or loss as a result of ethanol sales contracts during the three and six months ended April 30, 2007 and we had a loss of approximately $1,262,000 and $6,283,000 for the same period of 2006.

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of April 30, 2007 grant receivable was approximately $2,700,000 and corresponding deferred revenue was approximately $2,670,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving letter of credit and two term notes which bear variable interest rates.  Specifically, we have approximately $26,800,000 outstanding in variable rate, long-term debt as of April 30, 2007.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

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

As of April 30, 2007, we have price protection in place for approximately 60% of our anticipated corn usage needs through March 2008.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for the remainder of fiscal year 2007 and into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of April 30, 2007, we have price protection in place for approximately 65% of our anticipated natural gas needs through June 2007.  Additional price protection for fiscal year 2007 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.  However, we may not be able to secure natural gas for prices less than current market price and we may not recover high costs of production resulting from high natural gas prices, which may raise our costs of production and reduce our net income.

As of April 30, 2007, we have a purchase commitment for additional denaturant deliveries for 100% of our anticipated denaturant usage through December 2007 which are basis contracts verses the Reformulated Gasoline Blend stock for Oxygen Blended (RBOB) futures.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and average ethanol price as of April 30, 2007, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2007.  As of April 30, 2007 approximately 51% of our estimated corn usage and approximately 4% of natural gas usage over the next 12 months was subject to fixed price or index contracts where a price has been established with an exchange.    The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 04/30/2007	Approximate Adverse Change to Income
Natural Gas	2,538,000	MMBTU	10%	$1,902,000
Ethanol	92,300,000	Gallons	10%	$18,498,000
Corn	32,105,000	Bushels	10%	$5,991,000

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have pushed with price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of May 22, 2007, there were 120 ethanol plants in operation nationwide with the capacity to produce nearly 6.2 billion gallons of ethanol annually.  An additional 77 new plants and eight expansions are currently under construction, which will add an additional estimated 6.4 billion gallons of annual production capacity.  Approximately 90% of the ethanol produced in the United States uses corn as its feedstock.  This increased supply of ethanol will continue to increase demand for corn.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of May 22, 2007, there were 120 ethanol plants in operation nationwide with the capacity to produce nearly 6.2 billion gallons of ethanol annually.  An additional 77 new plants and eight expansions are currently under construction, which will add an additional estimated 6.4 billion gallons of annual production capacity.   Iowa alone is estimated to have produced approximately 1.5 billion gallons of ethanol in 2006.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.

We are in the process of expanding our rail infrastructure to accommodate our expansion project which could be delayed and could lead to decreased revenues.  We are in the process of expanding our rail infrastructure to accommodate increased ethanol and distillers grains production from our expansion project.  As of April 30, 2007, our rail expansion was not complete.   Our existing rail infrastructure cannot support our anticipated increases in production from our expansion project.  If our rail infrastructure expansion is not complete by the time our expansion is operational, we may not be able to operate our expanded ethanol plant at full capacity due to our likely inability to load and ship the ethanol and distillers grains we will produce on rail cars for transportation.  If the rail infrastructure expansion is not complete and we cannot operate our expanded plant at full capacity we may experience decreased revenues which could affect our profitable operation of the ethanol plant.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  The Supreme Court recently decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The lawsuit sought to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Iowa regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual members meeting on February 15, 2007 for the purpose of electing three directors to our board of directors and approving two amendments to our operating agreement.  We had three nominees for the three vacant director positions.  Votes were solicited in person and by proxy.

Election of Directors

 The following persons were nominated and the three nominees receiving the greatest number of votes were elected to serve on our board of directors until the 2010 annual members meeting and until their successors are duly elected and qualified:

Votes For
Dave Sovereign (incumbent)	10,777,150
Stan Laures (incumbent)	10,587,150
Ron Pumphrey (incumbent)	10,713,150

Incumbents Dave Sovereign, Stan Laures and Ron Pumphrey were reelected to the board of directors for three year terms.  The other directors whose terms of office continued after the meeting are Jerry Calease, Marion Cagley, Steve Sukup, Steve Core, Steve Eastman, Leslie Hansen, Bernard Retterath, Jim Boeding, and Duane Lynch.

Operating Agreement Amendments

We proposed two amendments to our operating agreement at our annual member meeting.  The proposed amendment number one increased the number of units the Company is authorized to issue without a vote by the members to 100,000,000.  The proposed amendment number two allowed the board of directors to establish a minimum number of units that may be transferred in any one transaction.  Both of the proposed amendments to the operating agreement were approved by the members.  The votes were as follows for the two amendments:

	For	Against	Abstain
Amendment One — Authorized Units	11,023,150	6,485,500	209,500
Amendment Two — Minimum Transfer Limit	11,630,500	5,886,150	211,500

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                  The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14 (a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14 (a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, L.L.C.

Date:	June 11, 2007	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2007	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)