Form 10-Q
period 2007-07-31
GOLDEN GRAIN ENERGY
filed 2007-09-13
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2007

OR

☐                                 Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934.

For the transition period from               to               .

COMMISSION FILE NUMBER 000-51177

GOLDEN GRAIN ENERGY, LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 1, 2007, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

	July 31, 2007	October 31, 2006
ASSETS	(Unaudited)	(Audited)

Current Assets
Cash and equivalents	$322,169	$9,066,754
Accounts receivable	7,305,290	6,710,083
Other receivables	1,109,147	262,735
Derivative instruments	—	3,277,805
Due from broker	3,162,333	—
Inventory	3,766,089	1,879,566
Prepaid expenses and other	602,246	562,156
Total current assets	16,267,274	21,759,099

Property and Equipment
Land and land improvements	4,946,768	3,896,431
Building and grounds	14,951,404	14,688,492
Grain handling equipment	7,059,749	6,361,338
Office equipment	263,343	263,343
Plant and process equipment	73,995,120	27,686,926
Construction in progress	3,626,465	21,368,240
	104,842,849	74,264,770
Less accumulated depreciation	10,896,098	7,496,591
Net property and equipment	93,946,751	66,768,179

Other Assets
Restricted cash	4,015,031	4,086,351
Investments	10,019,762	4,872,321
Grant receivable, net of current portion	2,392,611	—
Debt issuance costs, net of accumulated amortization(2007 $383,939; 2006 $179,981)	285,722	460,142
Total other assets	16,713,126	9,418,814

Total Assets	$126,927,151	$97,946,092

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

	July 31, 2007	October 31, 2006
LIABILITIES AND MEMBERS’ EQUITY	(Unaudited)	(Audited)

Current Liabilities
Current portion long-term debt	1,985,305	5,490,584
Accounts payable	8,745,518	3,953,407
Accrued expenses	756,145	569,270
Due from broker	—	2,712,712
Derivative instruments	1,398,409	—
Deferred revenue	357,813	—
Total current liabilities	13,243,190	12,725,973

Long-term Liabilities
Deferred compensation	98,887	51,395
Long-term debt, net of current maturities	43,509,896	10,353,822
Deferred revenue, net of current portion	2,273,341	—
Total long-term liabilities	45,882,124	10,405,217

Commitments and Contingencies

Members’ Equity	67,801,837	74,814,902

Total Liabilities and Members’ Equity	$126,927,151	$97,946,092

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	July 31, 2007	July 31, 2006
	(Unaudited)	(Unaudited)
Revenues	$39,311,635	$37,014,769

Cost of Goods Sold	36,492,076	19,481,648

Gross Profit	2,819,559	17,533,121

Operating Expenses	460,601	476,796

Operating Income	2,358,958	17,056,325

Other Income (Expense)
Interest income	54,772	128,020
Interest expense	(546,657)	(412,327)
CCC Bioenergy income	—	6,758
Equity in net income of investments	42,584	—

Total	(449,301)	(277,549)

Net Income	$1,909,657	$16,778,776

Net Income Per Unit (24,460,000 and 24,560,000 weighted average units outstanding, respectively)	$0.08	$0.68

Distributions Per Unit	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Nine Months Ended	Nine Months Ended
	July 31, 2007	July 31, 2006
	(Unaudited)	(Unaudited)

Revenues	$105,823,986	$80,877,412

Cost of Goods Sold	88,609,813	51,872,326

Gross Profit	17,214,173	29,005,086

Operating Expenses	1,934,739	1,616,074

Operating Income	15,279,434	27,389,012

Other Income (Expense)
Interest income	194,324	304,746
Interest expense	(605,264)	(1,268,454)
CCC Bioenergy income	—	200,951
Grant income	—	150,000
Equity in net income of investments	132,441	—

Total	(278,499)	(612,757)

Net Income	$15,000,935	$26,776,255

Basic & diluted net income per unit (24,460,000 and 25,560,000 weighted average units outstanding, respectively)	$0.61	$1.05

Distributions Per Unit	$0.90	$0.10

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2007	July 31, 2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income	$15,000,935	$26,776,255
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	3,734,076	2,989,585
Unrealized loss (gain) on risk management activities	4,676,214	(885,189)
Amortization of deferred revenue	(52,244)	—
Undistributed (earnings) from investments	(132,441)	—
Deferred compensation expense	47,492	11,375
Change in assets and liabilities
Accounts receivable	(595,207)	(3,076,960)
Inventory	(1,886,523)	(680,712)
Due to (from) broker	(5,875,045)	—
Prepaid expenses and other	(595,715)	2,351,692
Accounts payable	1,955,546	1,517,205
Accrued expenses	186,875	(2,567)
Net cash provided by operating activities	16,463,963	29,000,684

Cash Flows from Investing Activities
Capital expenditures	(27,449,422)	(7,381,912)
Increase in restricted cash	71,320	(1,256,937)
Increase in cash for investing activities	—	—
Purchase of investment	(5,015,000)	(4,316,573)
Net cash (used in) investing activities	(32,393,102)	(12,955,422)

Cash Flows from Financing Activities
Capital expenditure grant received	—	102,647
Payments for long-term debt	(5,050,847)	(9,928,389)
Proceeds from long-term debt	34,458,919	3,975,000
Redemption of membership units	—	(7,875,000)
Distribution to members	(22,014,000)	(2,759,640)
Payments for construction retainage payable	—	(250,000)
Payments for debt issuance costs	(209,518)	(105,224)
Net cash provided by (used in) in financing activities	7,184,554	(16,840,606)

Net (Decrease) in Cash and Equivalents	(8,744,585)	(795,344)

Cash and Equivalents — Beginning of Period	9,066,754	8,138,121

Cash and Equivalents — End of Period	$322,169	$7,342,777

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2007	July 31, 2006
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid (includes $1,224,384 of capitalized interest for 2007)	$1,632,332	$1,176,211

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$4,006,988	$278,048

Land improvement acquired through issuance of note payable	$242,723	$—

Investment acquired through issuance of note payable	$—	$288,427

Deferred revenue received through grant receivable	$2,683,398	$—

Debt issuance costs amortized to construction in process	$74,359	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)
July 31, 2007

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

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is approximately a 100 million gallon annual production ethanol plant, following completion of our expansion, near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States. In April 2006, the Company’s began construction to double the production capacity.  In June 2007 the expansion became operational and will cost approximately $51,000,000, which includes $585,000 of an early completion bonus paid to the contractor in August 2007.

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of July 31, 2007 the grant receivable was approximately $2,750,000 and the corresponding deferred revenue was approximately $2,631,000.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)
July 31, 2007

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

Reclassification

Certain items have been reclassified within the 2006 financials statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the July 31, 2007 financial statements.

2.              INVENTORY

Inventory consisted of the following:

	July 31, 2007	October 31, 2006
Raw Materials	$1,553,314	$1,308,781
Work in Process	713,966	377,131
Finished Goods	1,498,809	193,654
Totals	$3,766,089	$1,879,566

3.              INVESTMENTS

Investments consisted of the following:

	July 31, 2007	October 31, 2006
RPMG	$1,004,762	$872,321
Absolute Energy, LLC	4,000,000	4,000,000
Homeland Energy Solutions, LLC	5,000,000	—
Ethanol Risk Management SPC, LTD	15,000	—
Totals	$10,019,762	$4,872,321

4.              BANK FINANCING AND SUBSEQUENT EVENT

On November 14, 2006, the Company entered into a Master Amended and Restated Credit Agreement for a $77,000,000 comprehensive credit agreement.  Under this agreement the company has a line of credit through October 2007 with available borrowings up to $15,000,000 and then decreases each year until the line of credit’s maturity date of August 1, 2017.   Interest on the line of credit is charged at the prime rate plus a rate based on the

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)
July 31, 2007

ratio of the Company’s total indebtedness to its tangible net worth (8.25% at July 31, 2007).  As of July 31, 2007 there was $15,000,000 outstanding on the line of credit. On August 1, 2007 the Company amended the line of credit to include available borrowings up to $20,000,000 with no decrease to the amount available and a maturity date of August 1, 2017.

In addition to the line of credit, the Company restructured its term loan from the original agreement and entered into a term loan to finance the Company’s expansion project as part of the Master Amended and Restated Credit Agreement.  The original loan was paid off on July 17, 2007.  The expansion term loan is for up to $30,000,000 with an interest rate that remains variable until such time as the Company selects to convert it to a fixed rate based on prime minus a rate based on the ratio of the Company’s debt to tangible net worth (8.25% at July 31, 2007).  The loan matures August 1, 2017 and has $30,000,000 outstanding as of July 31, 2007.

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

As of July 31, 2007 the Company was out of compliance with its capital expenditures limits. The lender has waived compliance for the violations that existed for the quarter ending July 31, 2007.

As of July 31, 2007 the Company has other notes payable outstanding of approximately $495,000.

5.              MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units.  Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units.  The Company is authorized to issue up to 100,000,000 membership units, without respect to class.  No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.  As of July 31, 2007 and October 31, 2006 the Company had 23,540,000 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

6.              RELATED PARTY TRANSACTIONS

There are two members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the three and nine months ended July 31, 2007 from these companies totaled approximately $14,359,000 and $29,125,000 respectively.  For the three and nine months ended July 31, 2006 purchases from these companies totaled approximately $7,264,000 and $16,104,000, respectively.

As of July 31, 2007 and 2006, the Company has approximately $2,598,000 and $279,000, respectively, in payables to its contractor, who is also a member, for the construction of the plant expansion.

7.              EMPLOYEE BENEFIT PLANS

During 2006, the Company adopted a deferred compensation plan for certain employees equal to 1% of net income with a five year vesting schedule.  During the three and nine months ended July 31, 2007 the Company recorded approximately $0 and $47,000, respectively, as compensation expense related to this plan.  During the three and nine months ended July 31, 2006 the Company recorded approximately $5,000 and $11,000, respectively, as compensation expense.  At July 31, 2007 the Company has approximately $277,000 to be recognized as compensation expense over the remaining vesting period. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s member units as of July 31, 2007.  At July 31, 2007, the Company had approximately 5,000 vested and 71,000 unvested equivalent units outstanding under this plan.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)
July 31, 2007

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

9.              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $37,000 and $113,000 in marketing fees for the three and nine months ended July 31, 2007 and $29,000 and $104,000 for the three and nine months ended July 31, 2006, respectively.  The marketing fees are included in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the three and nine months ended July 31, 2007, net sales to that customer were approximately $35,347,000 and $95,023,000, respectively.  Net sales to that customer for the three and nine months ended July 31, 2006 were approximately $35,962,000 and $80,944,000 respectively.  At July 31, 2007 amounts due from this customer included in receivables was approximately $6,603,000.

Distiller grain marketing agreement and major customer

The Company has entered into a marketing agreement with an international marketing company for the exclusive rights to market all of the distiller grains produced by the Company.  The agreement extends until either party gives a minimum of 120 day notice.  The Company paid approximately $76,000 and $212,000 in marketing fees for the three and nine months ended July 31, 2007 and $66,000 and $174,000 for the three and nine months ended July 31, 2006, respectively.  The marketing fees are included in revenues.

The Company sells 100% of its distiller’s grain product under this marketing agreement.  During the three and nine months ended July 31, 2007, net sales to that customer were approximately $4,001,000 and $10,914,000, respectively.  Net sales to that customer for the three and nine months ended July 31, 2006 were $3,225,000 and $8,388,000, respectively.  At July 31, 2007, amounts due from this customer included in receivables was approximately $702,000.

Process Improvement

The Company has a process improvement contract with a total estimated cost of $877,000 of which approximately $603,000 has been incurred through July 31, 2007.  The project is estimated to be completed in October 2007.

Grain Storage

In December 2005, the Company entered into an agreement with an unrelated party to construct a 375,000 bushel bin for corn storage.  Project costs through July 31, 2007 were approximately $832,000 and are estimated to total approximately $850,000.  The project was completed in August 2007.

Plant Expansion

The Company started construction on a plant expansion in April, 2006.  A design build contract with a member was executed in June 2006.  The project was substantially completed in June 2007.  Costs through July 31, 2007 were approximately $48,800,000, including $585,000 of an early completion bonus and $1,998,000 of a retainer yet to be paid the contractor. Total costs are expected to be approximately $51,000,000.  The majority of the plant expansion costs has been or will be paid to a contractor who is also a member.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)
July 31, 2007

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk.  Exchange-traded futures contracts are valued at market price.  Changes in market price related to purchases of corn and natural gas are recorded in cost of goods sold and changes in market prices related to sale of ethanol are recorded in revenues.  At July 31, 2007, the fair value of derivative liabilities of approximately $1,398,000 is classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) included in costs of goods sold for the three and nine months ended July 31, 2007 were approximately $(2,663,000) and $(2,720,000), respectively, as related to purchase contracts.

At October 31, 2006, the fair value of derivative assets of approximately $3,272,000 is classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) included in costs of goods sold for the three and nine months ended July 31, 2006 were approximately $(339,000) and $1,088,000 related to the purchase contracts and net realized and unrealized losses included in sales of $(2,172,000) and $(8,455,000) contracts related to sales contracts, respectively.  The Company has partially hedged their exposure with forward and futures contracts related to corn through March 2008.  Unrealized gains and losses on forward contracts, in which delivery has not occurred, are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.

At July 31, 2007, the Company had outstanding commitments to purchase approximately $3,777,000 of natural gas through November 2007 and $34,284,000 of corn through March 2008, of which approximately $18,015,000 is with related parties.  The Company has also entered into basis contracts for approximately 2,180,000 gallons of denaturant through December 2007 verses the Reformulated Gasoline Blend stock for Oxygen Blended (RBOB).

11.       SUBSEQUENT EVENT

On August 6, 2007 the Company gave notice of termination to its marketer of distiller grains.  Under the marketing agreement either party may give a minimum of 120 day notice to end the agreement.  The termination will be effective on December 8, 2007.

On August 20, 2007 the Company declared a $.10 distribution to the holders of Class A and B units of record as of September 1, 2007.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distillers grains at the plant.  In April 2006, we commenced construction of an expansion of our existing ethanol plant to add an additional approximately 40 to 50 million gallons of ethanol production capacity.  In June 2007 the expansion of our ethanol plant was substantially completed bringing our current rate of production to approximately 100 million gallons of ethanol per year.  Our revenues are derived primarily from the sale and distribution of our ethanol and distillers grains throughout the continental United States.  We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are produced; the cost of natural gas, which we use in the production process; the market selling price of our ethanol and distillers grains; dependence on our ethanol and distillers grains marketers to market and distribute our products; the intensely competitive nature of the ethanol industry; possible legislation at the federal, state and/or local level; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Our two largest costs of production, over which we have no control, are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  Despite strong corn production over the last three growing seasons, corn prices have risen dramatically in our 2007 fiscal year due in part to additional corn demand from the ethanol industry.  On August 10, 2007, the USDA predicted that the United States corn production for 2007 will be 13.1 billion bushels.  This prediction, however, may not be accurate.  This substantial increase in corn production, compared to 10.7 billion bushels in 2006, is attributed to increased corn planting as a result of high corn prices at the end of 2006 and early 2007.  As more ethanol production capacity comes online, we expect the price of corn to continue to rise, even with increased corn production.  Natural gas prices fluctuate with the energy complex in general.  Recently, natural gas prices have trended lower.  We expect that natural gas prices will remain steady in the near future and will trend higher into the winter months of 2007 and 2008 as seasonal demand for natural gas increases due to heating needs in the colder weather.

Results of Operations for the Three Months Ended July 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2007 and 2006:

	Three Months Ended		Three Months Ended
	July 31, 2007		July 31, 2006
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$39,311,635	100.00	$37,014,769	100.0

Cost of Goods Sold	$36,492,076	92.8	$19,481,648	52.6

Gross Profit	$2,819,559	7.2	$17,533,121	47.4

Operating Expenses	$460,601	1.2	$476,796	1.3

Operating Income	$2,358,958	6.0	$17,056,325	46.1

Other Income (Expense)	$(449,301)	(1.1)	$(277,549)	(0.8)

Net Income	$1,909,657	4.9	$16,778,776	45.3

Revenues.  Revenues from operations for the three month period ended July 31, 2007 totaled approximately $39,312,000 resulting from the sale of ethanol and distillers grains.  In the three month period ended July 31, 2007, ethanol comprised approximately 90% of our sales and distillers grains comprised approximately 10% percent of our sales.  Revenues were higher for the fiscal quarter ended July 31, 2007, compared to the same period of 2006 due mainly to increased production of ethanol and distillers grains by our plant due to our expanded production capacity.  The average price we received for our ethanol decreased approximately 16% for the third fiscal quarter of 2007 as compared to the same period of 2006.  For the three months ended July 31, 2007, our gallons of ethanol sold increased by approximately 17% as compared to the same period of 2006.

The price we received for our distillers grains remained steady in the fiscal quarter ending July 31, 2007 as compared to the same period of 2006.   Management expects that distillers grains prices will decrease slightly in the foreseeable future as the supply of distillers grains increases as a result of increased ethanol production.  However, if current high corn prices persist, it may positively affect the price of our distillers grains because many corn users may substitute distillers grains as feed for livestock which could support distillers grains prices during periods when corn prices are high.  The higher prices we receive for our distillers grains somewhat offsets higher prices we pay for corn.

Subsequent to the period covered by this report, on August 6, 2007, we gave notice to CSC, our distillers grains marketer, that we were terminating our distillers grains marketing contract with CSC.  Our distillers grains marketing agreement provides for termination on 120 days notice to CSC.  The termination of the agreement will be effective on December 8, 2007.  We expect to enter into a new distillers grains marketing agreement prior to the termination of our agreement with CSC.

Ethanol prices have trended lower during the three month period ending July 31, 2007.  Management currently expects ethanol prices will continue to decrease.  Ethanol prices have declined in relation to the price movements of unleaded gasoline.  Recently we have experienced a corresponding weakening of ethanol prices.   Management believes the industry will need to grow demand for ethanol in order to sustain price levels above historical averages on a long-term basis.  According to the Renewable Fuels Association, as of August 29, 2007, there were 128 ethanol plants in operation nationwide with the capacity to produce nearly 6.8 billion gallons of ethanol annually.  An additional 77 new plants and 8 expansions are currently under construction, which will add an additional estimated 6.6 billion gallons of annual production capacity.  Unless the new supply of ethanol is equally met with ethanol demand, downward pressure on ethanol prices could occur.  If ethanol prices start to decline, our earnings will decline in the process, especially if corn costs remain high.

According to Ethanol Producer Magazine, ethanol demand has been relatively stable at approximately 6.2 billion gallons per year throughout 2007.  Ethanol demand expanded significantly in 2006 due to replacement of MTBE with ethanol as the oxygenate used in reformulated gasoline.  However, most of the increase in ethanol demand due to MTBE replacement has already occurred.  Management believes that the ethanol industry must continue to grow demand and expand ethanol blending facilities in order to increase demand for ethanol at a similar rate to the increase in ethanol supply.  Management believes that it is important that ethanol blending capabilities of the gasoline market be expanded in order to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand ethanol distribution and blending infrastructure to increase demand for ethanol and support current prices for ethanol as new supply enters the market.  This would allow the ethanol industry to supply ethanol to markets in the United States that are not currently blending ethanol.  This could positively impact demand for ethanol.

Our revenues and profits are impacted by federal ethanol supports and tax incentives, such as the VEETC blending credit and the RFS.  Changes to these supports or incentives could significantly impact demand for ethanol.  The passage of the Volumetric Ethanol Excise Tax Credit (“VEETC”) has helped to provide the flexibility necessary to expand ethanol blending into higher blends of ethanol such as E85.  The most recent ethanol supports are contained in the Energy Policy Act of 2005. Most notably, the Act creates a Renewable Fuels Standard (“RFS”) which was designed to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires the fuel refining industry as a whole to use 4 billion gallons of renewable fuels in 2006, increasing to 7.5 billion gallons by 2012.  The RFS requirement for 2007 is approximately 4.5 billion gallons of renewable fuels.

In April 2007, the EPA adopted a final rule that fully implemented the RFS requirement.  In addition to fully implementing the RFS requirement, the rule creates a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

In 2006, significantly more ethanol was blended than was required by the RFS.  The RFS for 2006 required the blending of 4 billion gallons of renewable fuels, and the ethanol industry alone produced nearly 5 billion gallons of ethanol in 2006.  For this reason, the RFS likely did not significantly increase demand for ethanol in 2006.  Additional demand for ethanol may have come from fuel blenders replacing MTBE with ethanol as the oxygenate in reformulated fuel required for carbon monoxide non-attainment areas in the winter months.  If this is the case, we expect it will create some slight seasonality to the demand for ethanol, with increases in demand occurring during the winter months.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.

Additionally, there is currently a proposal in Congress to increase the RFS to 36 billion gallons of renewable fuel by 2022.  This proposal would require approximately 8.5 billion gallons of renewable fuel to be blended as early as 2008.  A significant increase in the RFS would generate additional demand for the ethanol industry.

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

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 47 million gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 5 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The National Ethanol Vehicle Coalition reports that there are currently approximately 1,150 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Currently, production of cellulosic ethanol is in its infancy.  It is technology that is as yet unproven on a commercial scale.  However, several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Cost of Goods Sold and Gross Profit.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity).  Our cost of goods sold increased from approximately $19,482,000 for the quarter ending July 31, 2006 to approximately $36,492,000 for the quarter ending July 31, 2007, thus decreasing our gross profit from 47.4% to 7.2% of revenues. This increase is primarily due to a 68% increase in the average price we paid for corn for the three months ended July 31, 2007 compared to the same period of 2006.  In addition to an increased average corn price, our corn consumption increased by approximately 26% for the quarter ended July 31, 2007 compared to the same period of 2006 due to our increased production of ethanol and reduced efficiencies during the startup of the expansion.  The increased price we paid for corn and our increased corn consumption combined to significantly increase our total corn costs for the third fiscal quarter of 2007 compared to the same period of 2006.  Further, this increase in cost of goods sold for the three months ended July 31, 2007, more than offset our increased revenues.  As a result, our gross profit for the three months ended July 31, 2007 decreased by approximately 40% compared to the same period of 2006.

An increase in corn exports as well as sustained domestic usage of corn for ethanol production has supported current high corn prices.  Recent corn prices have trended downward but are still significantly higher than in recent years, despite a very large corn crop for the 2006 growing season.  USDA statistics show that the 2006 national corn crop was the third largest corn production on record, following the 2004 and 2005 corn crops respectively.  USDA statistics indicate approximately 10.74 billion bushels were harvested in 2006 compared to a 2005 national corn crop of 11.11 billion bushels.  The projected corn production for 2007, according to the USDA, is predicted to be 13.1 billion bushels.  This is a preliminary estimate and the actual corn crop could be materially different.  However, increases in the supply of corn may be more than offset with larger increases in corn demand.  Management believes that corn prices will remain high into the near future.

Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity” due to increased exposure of ethanol both at the national and international level.  This increased exposure has placed upward pressure on corn prices.   The increase in the price of corn has a significant and negative impact on our cost of goods sold.

In addition to corn, natural gas is an important input to our manufacturing process.   We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer time periods and transported greater distances than distillers grains with a higher moisture content.  This allows us to market our distillers grains to broader livestock markets, including poultry and swine markets primarily in the continental United States.

For the third fiscal quarter of 2007, we experienced an increase in our cost of goods sold attributed to natural gas as compared to the same period of 2006.  The average price we paid for natural gas was substantially the same for the third fiscal quarter of 2007 compared to the same period of 2006.  The increase in our cost of goods sold attributed to natural gas occurred as a result of increased consumption of natural gas due to increased production of distillers grains.  For the third fiscal quarter of 2007, we experienced a 24% increase in natural gas consumption compared to the same period of 2006.  Barring any significant change in natural gas supplies, such as from hurricane disruptions in the south-eastern United States, we anticipate that natural gas prices will remain at their current levels through the remaining months of 2007, with increased prices expected during the winter months associated with increased natural gas demand for heating purposes.

Cost of goods sold includes an increase of approximately $2,663,000 for the three month period ending July 31, 2007 and an increase of approximately $339,000 for the three month period ending July 31, 2006 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for the three month period ended July 31, 2007 totaled approximately $461,000.  Operating expenses for the three month period ended July 31, 2006, totaled approximately $477,000.  The slight decrease in operating expenses for the three months ended July 31, 2007 compared to the same period of 2006 is attributable to a decrease in the amount spent on professional services.

Operating Income.  Operating income for the three month period ended July 31, 2007 totaled approximately $2,359,000.  Operating income for the three month period ended July 31, 2006, totaled approximately $17,056,000.  The significant decrease in operating income for the three months ended July 31, 2007 compared to the same period of 2006 is primarily attributable to high cost of goods sold due to increased corn costs and loss on derivative instruments which significantly affected our cost of goods sold for the three months ended July 31, 2007.

Other Income (Expense).  We had other expense for the three month period ended July 31, 2007 of approximately $449,000, which occurred as a result of the net effect of interest expense and interest income realized in the third fiscal quarter of 2007 and income from our investments.  Approximately two-thirds of our interest expense for the quarter ended July 31, 2007 has been capitalized as part of our expansion project.  We had other expenses for the three month period ended July 31, 2006 of approximately $278,000, primarily consisting of the net effect of approximately $412,000 in interest expense and approximately $128,000 interest income.

Results of Operations for the Nine Months Ended July 31, 2007 and 2006

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2007 and 2006:

	Nine Months Ended		Nine Months Ended
	July 31, 2007		July 31, 2006
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$105,823,986	100.00	$80,877,412	100.0

Cost of Goods Sold	$88,609,813	83.7	$51,872,326	64.1

Gross Profit	$17,214,173	16.3	$29,005,086	35.9

Operating Expenses	$1,934,739	1.8	$1,616,074	2.0

Operating Income	$15,279,434	14.4	$27,389,012	33.9

Other Income (Expense)	$(278,499)	(0.3)	$(612,757)	(0.8)

Net Income	$15,000,935	14.2	$26,776,255	33.1

Revenues. The increase in revenues from the nine months ended July 31, 2007 compared to the nine months ended July 31, 2006 is primarily due to increased production of ethanol and distillers grains by our plant and slightly increased netback prices we received for our ethanol and distillers grains.  We experienced approximately a 15% increase in ethanol sold for the nine months ended July 31, 2007 compared to the same period of 2006.    We also experienced a 2% increase in the average price we received for our ethanol for the nine months ended July 31, 2007 as compared to the same period of 2006.  Along with the increase in ethanol production, we experienced a 20% increase in distillers grains sold for the nine months ended July 31, 2007 compared to the same period of 2006.  Additionally, we experienced approximately a 15% increase in the price we received for our distillers grains for the nine months ended July 31, 2007 compared to the same period of 2006.

Cost of Goods Sold. Our cost of goods sold as a percentage of revenues increased by approximately 20% for the nine months ended July 31, 2007 as compared to the same period of 2006.  This increase in cost of goods sold was due primarily to increased corn costs in the first through third fiscal quarters of 2007 compared to the first nine months of 2006 and increased consumption of corn due to increased production of ethanol and distillers grains.  The average price we paid for corn for the nine months ended July 31, 2007 was approximately 76% higher than the price we paid for the same period of 2006.  The increase in our cost of goods sold percentage is directly correlated to the increase in the price we paid for corn and our derivative instrument activity during the nine months ended July 31, 2007 as compared to the same period of 2006.

Cost of goods sold includes an increase of approximately $2,720,000 for the nine month period ending July 31, 2007 and a decrease of $1,094,000 for the nine month period ending July 31, 2006 related to our corn and natural gas derivative instruments.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of our derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses. Our operating expenses as a percentage of revenues decreased slightly from 2.0% to 1.8% for the nine months ended July 31, 2006 and 2007 respectively.  Because the majority of our operating expenses are fixed, the percentage decrease is caused by the increase in total revenues from 2006 to 2007.

Operating Income. Our income from operations decreased from approximately $27,389,000 for the nine months ended July 31, 2006 to approximately $15,279,000 for the nine months ended July 31, 2007.  This decrease in operating income was primarily the result of a significant increase in cost of goods sold offset by a smaller increase in revenues for the nine months ended July 31, 2007 compared to the same period of 2006.  Our income from operations as a percentage of revenues decreased by approximately 20% for the nine months ended July 31, 2007 compared to the same period of 2006.  This lower percentage of income from operations is primarily the result of increased cost of goods sold due to increased corn costs.

Other Income (Expense). Our other expense as a percentage of revenues was 0.3% and 0.8% for the nine months ended July 31, 2007 and 2006, respectively.  The change resulted from decreased interest expense for the nine months ended July 31, 2007 compared to the same period of 2006.  The majority of our interest expense for the nine months ended July 31, 2007 has been capitalized as part of our expansion project.

Changes in Financial Condition for the Nine Months Ended July 31, 2007

Assets totaled approximately $126,927,000 at July 31, 2007 compared to approximately $97,946,000 at October 31, 2006.  Current assets totaled approximately $16,267,000 at July 31, 2007 down from approximately $21,759,000 at October 31, 2006.  The change in current assets resulted from significantly decreased cash and equivalents for the nine months ended July 31, 2007 due both to our expansion project and a distribution that was paid in January 2007.

Current liabilities totaled approximately $13,243,000 at July 31, 2007 compared to approximately $12,726,000 at October 31, 2006.  While the total current liabilities remained relatively unchanged between October 31, 2006 and July 31, 2007, the composition of our current liabilities have change substantially in this time period.  The current portion of our long term debt as of July 31, 2007 was approximately $1,985,000 compared to approximately $5,491,000 on October 31, 2006.  This difference is the result of a significant prepayment on our term loan that was made in November 2006.  We also had an approximately $1,398,000 current liability on July 31, 2007 associated with our derivative instruments that did not exist on October 31, 2006.

Long-term liabilities, net of current maturities, totaled approximately $45,882,000 at July 31, 2007, up significantly from approximately $10,405,000 at October 31, 2006. This increase was primarily the result of the new construction loan we executed in November 2006 for our expansion project.  As of July 31, 2007 the construction loan had a balance of $30,000,000 and the line of credit had a balance of $15,000,000.

Distribution to Members

On December 18, 2006, our board of directors authorized the payment of a distribution to the members of the Company of record on January 1, 2007.  The board authorized a total distribution of $22,014,000 which equates to a distribution of $0.90 per membership unit.  The distribution checks were sent to the members of the Company on January 29, 2007.

Subsequent to the period of this report, on August 20, 2007, our board of directors authorized the payment of a distribution to the members of the Company of record on September 1, 2007.  The board authorized a total distribution of $2,446,000 which equates to a distribution of $0.10 per membership unit.  The Company will withhold from the distribution the state taxes paid by the Company on its members’ behalf for the 2006 tax year. We expect the distribution to be paid in September 2007.

Plant Expansion

We recently substantially completed expanding our plant to add an additional 40 to 50 million gallons per year of ethanol production capacity bringing current production up to approximately 100 million gallons per year.  We currently estimate the cost of the expansion project to be approximately $51,000,000. This estimate includes $585,000 of an early completion bonus paid to Fagen, Inc., our contractor in August 2007.  We have financed the expansion to date using cash we have on hand and funds we received from an expansion loan we have with our primary lender Home Federal Savings Bank.  As of July 31, 2007, we had hired an additional 5 employees for a total of 38 employees.  As of September 1, 2007, we had 40 employees.  We continue to hold approximately a $2,000,000 retainage payable to Fagen, Inc. pending the completion of certain portions of the plant expansion.  While the expansion is substantially complete, and we are currently producing ethanol and distillers grains in the expanded portion of our plant, there are a few remaining construction items that must still be completed.  We will continue to hold this retainage until these issues are satisfactorily addressed.

We recently commenced construction of our rail expansion to accommodate increased ethanol and distillers grains production due to our expansion project.  The final engineering plans have been completed by an unrelated third party and have been submitted to the railroad company for their approval. A contractor has been selected to complete the rail expansion and the dirt grading is underway at this time. We anticipate entering into a track agreement with the railroad in October, 2007.  We anticipate the rail expansion will be complete in the first quarter of 2008.

Grain Storage Bin

In December 2005, we entered into an agreement with an unrelated party to construct a 375,000 bushel grain storage bin.  This will be used to store corn for the ethanol and distillers grains production process.  The total project is estimated to cost approximately $850,000.  The grain storage bin was complete in August 2007.  Project costs through July 31, 2007 were approximately $836,000.  We expect to make the final payment for the grain storage bin in September 2007.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended July 31, 2007 and 2006:

	Nine Months Ended July 31
	2007	2006
Net cash provided by operating activities	$16,463,963	$29,000,684
Net cash (used in) investing activities	($32,393,102)	($12,955,422)
Net cash provided by (used in) financing activities	$7,184,554	($16,840,606)

Cash Flow From Operations

The decrease in net cash flow provided by operating activities for the nine months ended July 31, 2007 compared to nine months ended July 31, 2006 was primarily due to a corresponding decrease in our net income.  This decrease in net income was primarily the result of increased costs of goods sold, which was primarily the result of increased corn costs.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

Our cash flow used in investing activities increased significantly for the nine months ended July 31, 2007 compared to same period in 2006.  This increase was due primarily to construction costs associated with our plant expansion project.

Cash Flow From Financing Activities.

Our cash flow provided by financing activities for the nine months ended July 31, 2007 was primarily due to a distribution we issued to our members net of financing received for our plant expansion project.  Cash used in financing activities for the same period in 2006 was primarily due to the redemption of membership units and long-term debt payments.

Short-Term and Long-Term Debt Sources

In November 2006, we restructured our existing debt financing and line of credit and we entered into a new credit facility for our expansion project with our primary lender Home Federal Savings Bank of Rochester, Minnesota.  Our restructured credit arrangement consists of a master credit agreement with three supplements.  The total value of the credit facility is $77,000,000; however this included the $32,000,000 value of the initial term loan to construct the ethanol plant.  The entire amount of the initial term loan was repaid in July 2007.  The total new funds available following the restructured credit facility was $45,000,000, split between a new expansion term loan of $30,000,000 and a revolving line of credit of $15,000,000.  Subsequent to the term of this quarterly report, we executed an amendment to our credit facility increasing our line of credit from $15,000,000 to $20,000,000.  To secure this master credit agreement, we executed a mortgage on substantially all of our assets in favor of Home Federal in the amount of $82,000,000.

The master credit agreement supplies terms that are applicable to all three parts of the credit facility.  The terms that are specific to the original term loan, line of credit, and expansion loan are set out in three supplements to the master credit agreement.

The first supplement to the master credit agreement concerns the restructured term loan for the Company’s initial plant construction.  The original term loan for the plant construction was entered into in 2004 and was for approximately $32,000,000.  As of July 31, 2007, there was no outstanding principal balance of this term loan as we repaid the loan in full on July 17, 2007.

The second supplement to the master credit agreement amends the Company’s existing revolving line of credit with Home Federal.  This second supplement was amended on August 1, 2007, subsequent to the period of this quarterly report.  This amendment increased the revolving line of credit from $15,000,000 to $20,000,000.  The original revolving line of credit decreased in amount each year until the maturity date of the revolving line of credit on August 1, 2017.  The amendment now provides that the entire $20,000,000 revolving line of credit is available to the Company until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of the Company’s total indebtedness to its tangible net worth.  There is an annual fee for the line of credit of $25,000.  As of July 31, 2007, the Company had $15,000,000 outstanding on this line of credit.

The third supplement to the master credit agreement is a new term loan to finance our ethanol plant expansion.  The amount of the expansion loan is $30,000,000.  Following completion of the expansion, we can select to pay interest based either on a fixed rate or the prime rate minus a percentage calculated based on the ratio of our total debt versus our tangible net worth at the time we convert our construction loan to a term loan.  Any potion of the loan that is under a fixed rate is subject to a prepayment fee payable to Home Federal.  The expansion loan’s maturity date is August 1, 2017.  As of July 31, 2007, we have received disbursements of the entire amount of the expansion loan from Home Federal of $30,000,000.  We will make our first payment on our expansion loan in September once the plant expansion is complete and the construction loan is converted to a term loan.

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  Our credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, following the amendment to our credit facilities executed on August 1, 2007, we are required to maintain $2,000,000 in a restricted cash account.  Prior to the amendment, we were required to maintain $4,000,000 in a restricted cash account.  This requirement was in effect at the end of the period covered by this report.  Further, when we pay Fagen’s retainage for the expansion project, we will not be required to keep any amount in our restricted bank account so long as we maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we will be required to deposit, on a quarterly basis, 25% of our net income into the restricted cash account until we reach the 60% threshold.  As of July 31, 2007, we had deposits in excess of $4,000,000 in a restricted account thus fulfilling the bank obligation under our loan agreement.  We have other restrictive covenants which require minimum financial ratios be recognized by the Company.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.

Covenants

Our credit agreements with Home Federal are subject to numerous protective covenants requiring us to maintain various financial ratios.  As of July 31, 2007, the Company is in compliance with all loan covenants pursuant to its credit agreements with Home Federal, with the exception of the capital expenditure covenant.  This violation of our capital expenditure covenant was waived by our lender Home Federal for the quarter ended July 31, 2007.  With the exception of our capital expenditure covenant, we expect to be in compliance with our loan covenants for the rest of fiscal year 2007.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On February 28, 2006, we received confirmation from the Iowa Department of Economic Development that the $100,000 loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of July 31, 2007 was approximately $268,000.

In December 2006 we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  The amount of the first payment was approximately $177,000.  In June 2007, we received a second payment of approximately $177,000 pursuant to this grant.  Based upon our 2006 assessment, these grants are expected to total approximately $4,000,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage multiplied by Mason City’s regular water rate ordinance.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the July 31, 2007 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the three and nine months ended July 31, 2007, the Company recorded a combined realized and unrealized (loss) for derivatives from corn and natural gas of approximately ($2,663,000) and ($2,720,000), respectively.  For the three and nine months ended July 31, 2006, the Company recorded a combined realized and unrealized gain (loss) for derivatives from corn and natural gas of approximately ($339,000) and $1,094,000, respectively.  These losses and gains are recorded in cost of goods sold.  We recorded no gain or loss as a result of ethanol sales contracts during the three and nine months ended July 31, 2007 and we had a (loss) of approximately ($2,172,000) and ($8,455,000) for the same period of 2006.

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of July 31, 2007, the grant receivable was approximately $2,570,000 and corresponding deferred revenue was approximately $2,631,000.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving letter of credit and a construction note which both bear variable interest rates.  Specifically, we have approximately $45,000,000 outstanding in variable rate, long-term debt as of July 31, 2007.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of July 31, 2007, we have price protection in place for approximately 39% of our anticipated corn usage needs through July 2008.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for the remainder of fiscal year 2007 and into fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of July 31, 2007, we have price protection in place for approximately 59% of our anticipated natural gas needs through November 2007.  Additional price protection for fiscal year 2007 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.

As of July 31, 2007, we have a purchase commitment for additional denaturant deliveries for 100% of our anticipated denaturant usage through December 2007 which are basis contracts verses the Reformulated Gasoline Blend stock for Oxygen Blended (RBOB) futures.

As of July 31, 2007, we have price protection in place for approximately 6% of our anticipated ethanol sales through September 2007.  Additional price protection may be necessary as we attempt to reduce our susceptibility to ethanol price fluctuations.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and average ethanol price as of July 31, 2007, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2007.  As of July 31, 2007, approximately 39% of our estimated corn usage, approximately 17% of natural gas usage and approximately 1% of ethanol sales over the next 12 months was subject to fixed price or index contracts where a price has been established with an exchange.    The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 07/31/2007	Approximate Adverse Change to Income
Natural Gas	2,756,000	MMBTU	10%	$1,706,000
Ethanol	118,950,000	Gallons	10%	$22,838,000
Corn	25,859,000	Bushels	10%	$8,420,000

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2007.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of July 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Increases in the price of corn would reduce our profitability.  Our results of operations and financial condition are significantly affected by the cost and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  The price at which we purchase corn has risen substantially in the last year and we expect the price to continue to increase.  In 2006, despite the third largest corn yield on record of approximately 10.74 billion bushels, the price we paid for corn increased 68% in the third fiscal quarter of 2007 as compared to the same period of 2006.  While the USDA recently predicted a corn yield of 13.1 billion bushels of corn for the 2007 harvest, the yield may be smaller than expected and new demand for corn may surpass any increase in the corn supply.

Increases in demand for corn from both the world foodstuff markets and from increased production of ethanol have pushed the price of corn.  We expect demand for corn from the ethanol industry to continue to expand.  The Renewable Fuels Association estimates as of August 29, 2007, there were 128 ethanol plants in operation nationwide with the capacity to produce nearly 6.8 billion gallons of ethanol annually.  An additional 77 new plants and 8 expansions are currently under construction, which will add an additional estimated 6.6 billion gallons of annual production capacity.  Approximately 90% of the ethanol produced in the United States uses corn as its feedstock.  This increased supply of ethanol will continue to increase demand for corn.

If the demand for corn continues to increase so will the price we pay for corn.  Since our revenues depend on the spread between the selling price of our ethanol and the price we pay for corn, increases in corn prices affect our ability to generate a profit.  This could negatively affect our future profitability.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  As of August 29, 2007, there were 128 ethanol plants in operation nationwide with the capacity to produce nearly 6.8 billion gallons of ethanol annually.  An additional 77 new plants and 8 expansions are currently under construction, which will add an additional estimated 6.6 billion gallons of annual production capacity.   Iowa alone is estimated to have produced approximately 1.5 billion gallons of ethanol in 2006.  Excess capacity in the ethanol industry would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we would expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

We are in the process of expanding our rail infrastructure to accommodate our expansion project which could be delayed and could lead to decreased revenues.  We are in the process of expanding our rail infrastructure to accommodate 100 car shipments and our increased ethanol and distillers grains production from our expansion project.  As of July 31, 2007, our rail expansion was not complete.  Until the rail expansion is complete, we will be highly dependent on Union Pacific’s timely service of our railroad cars. There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the distillers grains we produce.  If we cannot operate our expanded plant at full capacity we may experience decreased revenues which could affect the profitable operation of the ethanol plant.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                  The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	First Amendment to the Credit Agreement with Home Federal Savings Bank dated August 1, 2007.	X
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

GOLDEN GRAIN ENERGY, L.L.C.

Date:	September 13, 2007	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2007	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)