Form 10-K
period 2007-10-31
GOLDEN GRAIN ENERGY
filed 2008-01-17
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2007

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Act.     ☐  Yes       ☒  No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                ☒  Yes                   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐                                                   Accelerated filer ☐                                   Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes                   ☒  No

As of January 1, 2008, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,808,000.   As of January 1, 2008, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $335,000.

As of January 1, 2008, there were 23,540,000 Class A membership units outstanding.  As of  January 1, 2008 there were 920,000 Class B membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based upon current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility in north central Iowa;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the availability of credit;

•	Our ability to generate free cash flow to invest in our business and service our debt; and

•	Our ability to retain key employees and maintain labor relations.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or any persons acting on our behalf.  We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

AVAILABLE INFORMATION

Information about us is also available at our website at www.ggecorn.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

PART I.

ITEM 1.  BUSINESS.

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

In April 2006, we commenced construction of an expansion of our existing ethanol plant to add an additional approximately 50 million gallons of ethanol production capacity.  We completed our plant expansion in June 2007 bringing our current rate of production to approximately 110 million gallons of ethanol per year.  The total cost of our expansion is currently estimated to be $54,000,000, which includes our railroad expansion project which is not yet complete.  We anticipate the railroad expansion project will be complete during the summer of 2008.

Our ethanol plant is located in Mason City, Iowa, in Cerro Gordo County, in the north central section of Iowa.  To accommodate our expansion project, in January 2007 we purchased an additional 54 acres of land adjacent to our existing property for approximately $539,000.  Benefits of our plant site include its proximity to existing grain production, accessibility to road and rail transportation and its close proximity to major highways that connect to major population centers such as Minneapolis, Minnesota; Omaha, Nebraska; Kansas City, Missouri/Kansas; and Chicago, Illinois.

Our revenues are derived primarily from the sale and distribution of our ethanol and distillers grains.  We market and sell our products primarily in the continental United States.  We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our credit facilities.

We are subject to industry-wide factors that affect our operating and financial performance.  These factors include, but are not limited to, the available supply and cost of corn from which our ethanol and distillers grains are produced; the cost of natural gas, which we use in the production process; the market selling price of our ethanol and distillers grains; dependence on our ethanol and distillers grains marketers to market and distribute our products; the intensely competitive nature of the ethanol industry; changes in legislation at the federal, state and/or local level that impact the domestic ethanol industry; changes in federal ethanol tax incentives and the cost of complying with extensive environmental laws that regulate our industry.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenues, profit and loss measurements and total assets and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data beginning on page 40.

Principal Products and Markets

The principal products we produce are ethanol and distillers grains.

Ethanol

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

Approximately 89% of our revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2007.  Ethanol sales accounted for approximately 91% and 88% of our revenue for the fiscal years ended October 31, 2006 and 2005 respectively.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distillers grains at our dry mill ethanol facility:  Distillers Modified Wet Grains (“DMWS”) and Distillers Dried Grains with Solubles (“DDGS”).  DMWS is processed corn mash that has been dried to approximately 50% moisture.  DMWS has a shelf life of approximately seven days and is often sold to nearby markets.  DDGS is processed corn mash that has been dried to approximately 10% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.  Our plant expansion has led to increased production of distillers grains.  For this reason, more of our distillers grains have been marketed outside of our local market

Approximately 11% of our revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2007.  Distillers grains sales accounted for approximately 9% and 12% of our revenue for the fiscal years ended October 31, 2006 and 2005 respectively.

Local Ethanol and Distillers Grains Markets

As described below in “Distribution Methods”, we market and distribute all of our ethanol and distillers grains through professional third party marketers.  Whether or not ethanol or distillers grains produced by our ethanol plant are sold in local markets will depend on decisions made by our marketers.

Regional Ethanol and Distillers Grains Markets

Typically a regional market is one that is outside of the local market, yet within the neighboring states.  Our regional market is within a 250-mile radius of our plant and is primarily serviced by truck.  Because ethanol use results in less air pollution than regular gasoline, regional markets typically include large cities that are subject to anti-smog measures such as either carbon monoxide or ozone non-attainment areas (e.g., Minneapolis, Chicago, and St. Louis).  Our location allows us to effectively supply ethanol to these markets.  Further, our distillers grains are typically marketed to animal feeding operations.  Many of these animal feeding operations are located within our regional market and are typically supplied by truck.  As described below in “Distribution Methods” we have engaged professional marketers of our ethanol and distillers grains.  These professional marketers decide where to market our products.

National Ethanol and Distillers Grains Markets

According to the Renewable Fuels Association (RFA) statistics, demand for fuel ethanol in 2006 reached nearly 4.9 billion gallons.  According to RFA statistics, domestic ethanol production exceeded 4.8 billion gallons, with approximately another 650 million gallons of ethanol imports.  Through September 2007, the last reported data by the RFA, ethanol demand in the United States was nearly 4.9 billion gallons, with approximately 4.6 billion gallons being produced in the United States, and imports of more than 375 million gallons.  If the current rate of production continues through the remaining months of 2007, total ethanol production for 2007 will exceed 6.3 billion gallons.  Ethanol demand in our fiscal year 2007 has increased in part as a result of the favorable price of ethanol.  This has resulted in voluntary blending of ethanol by fuel blenders due to the relatively lower price of ethanol compared to petroleum based gasoline.

The ethanol industry will need to continue to expand demand to absorb increases in ethanol supply that are expected in the near future.  One issue that the ethanol industry has faced in trying to increase demand for ethanol is the lack of infrastructure necessary to blend ethanol.  There are areas of the United States that do not have the infrastructure necessary to blend significant amounts of ethanol, despite the current economies associated with blending ethanol.  The ethanol industry is working towards expanding this infrastructure to open new markets for ethanol.  Should the ethanol industry be successful in opening these new markets, it will likely have a positive impact on demand for ethanol which may have a positive impact on the price we receive for our ethanol.  Once again, our ethanol and distillers grains marketers decide where our products will be marketed and sold.

The ethanol industry has continued to expand demand for ethanol due to favorable pricing compared to petroleum based gasoline.  This had lead to increased demand for ethanol from what is termed “voluntary blending.”  This voluntary blending is choices by fuel refiners and blenders to use ethanol blends in the gasoline they sell due to the fact that ethanol is currently less expensive than petroleum based gasoline.  This results in cost savings associated with these ethanol blends.  Voluntary blending may decrease as a result of the increase in mandatory blending of renewable fuels and associated with the increased price of ethanol that may result.

International Ethanol and Distillers Grains Markets

                Currently, our products are primarily marketed within the United States.  Our ethanol and distillers grains marketers decide where our products will be marketed.  However, due to the current favorable price for ethanol in the United States, we may experience increased exports of our products in the future.  According to Ethanol Producer Magazine, the current price of ethanol in the United States is making it more competitive in the export markets.  Further, due to the current high corn prices, distillers grains may be exported to countries who require animal feed.  Management anticipates that the Asian market may increase demand for distillers grains in the future.  As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase.

                We expect our ethanol and distillers grains marketers to explore all markets for our products, including export markets.  However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect our products to continue to be marketed primarily domestically.

Distribution Methods

                We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in April 2004 for the purposes of marketing and distributing our ethanol.  Under this agreement, we had the option of using a pooled or non-pooled marketing arrangement.  We have elected to use a pooled marketing arrangement which means that the ethanol we produce is pooled with ethanol produced by other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based upon the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based upon each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Effective as of December 1, 2005, we entered into a Member Control Agreement with RPMG whereby we made a capital contribution and became a 10% owner of RPMG.  Currently, we own 8.33% of RPMG due to the fact that new members have become owners of RPMG.  We anticipate our ownership interest in RPMG to change in the future as RPMG continues to admit new members.  Final ownership documents were signed on April 11, 2006.   We have an exclusive marketing arrangement with RPMG where all of the ethanol we produce is marketed by RPMG.

                We entered into an exclusive marketing agreement with Commodity Specialist Company (CSC) in December 2003 for the purpose of marketing and selling all the distillers grains we produce.  On August 6, 2007, we gave CSC notice that we were terminating our distillers grains marketing agreement effective on December 8, 2007.  Our contract with CSC provided for termination upon 120 days written notice to CSC.  In August 2007, CSC was purchased by CHS, Inc. (“CHS”) and all of CSC’s marketing agreements were assigned to CHS.

On November 13, 2007, we entered into a new distillers grains marketing agreement with Hawkeye Gold, LLC (Hawkeye Gold) to market all of our distillers grains.  We anticipate making distillers grains deliveries to CHS on behalf of CSC until approximately July 2008 pursuant to distillers grains contracts that CSC entered into on our behalf prior to the termination of our agreement with CHS/CSC.  However, all future distillers grains contracts will be secured by Hawkeye Gold.  Pursuant to our distillers grains marketing agreement with Hawkeye Gold, it markets and sells all of our distillers grains.  We receive a percentage of the selling price actually received by Hawkeye Gold in selling our distillers grains to its customers.  Hawkeye Gold makes all decisions regarding where our distillers grains are marketed and is responsible for the logistics of transporting our distillers grains to market.

Seasonality of Ethanol Sales

One of the major uses of ethanol in the United States it to meet the oxygenated fuel requirement of the Clean Air Act.  The Clean Air Act contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of not less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend.  The other major oxygenate that has previously been used was MTBE.  MTBE use as a fuel oxygenate has been replaced by ethanol due to liability and environmental concerns associated with MTBE.  Several states have banned the use of MTBE as a fuel oxygenate due to these environmental concerns, however MTBE has not been banned federally.  The use of ethanol as an oxygenate during the winter months results in some seasonality of demand for ethanol, with increased demand occurring during the winter months.  As more ethanol is voluntarily blended by the gasoline industry as a result of favorable ethanol prices, the impact of this seasonality decreases.

New Products and Services

We have not introduced any new products or services during the fiscal year ended October 31, 2007.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

Ethanol has important applications, primarily as a high-quality octane enhancer and an oxygenate capable of reducing air pollution and improving automobile performance.  The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  The most significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).

The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased in December 2007.  Currently, the RFS requires the use of 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons in 2022.  The new RFS also has a provision that requires the use of “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol.  Cellulosic ethanol is ethanol that is produced from cellulose, which is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

In April 2007, the EPA adopted a final rule that fully implemented the RFS requirement.  In addition to fully implementing the RFS requirement, the rule created a credit trading program that is designed to allow the fuel refining industry as a whole to meet the RFS requirement in the most cost effective manner possible.  The credit trading program allows refiners who blend more renewable fuels than they are required to sell credits to refiners who blend less renewable fuels than they are required.  This credit trading program was designed to decrease any potential burden the RFS might place on small fuel refiners.

The increase in the RFS is likely to increase both the supply and demand for ethanol.  The production capacity of the ethanol industry as of December 3, 2007 is estimated by the RFA to be 7.3 billion gallons.  Through September 2007, the last reported date by the RFA, ethanol demand in the United States was nearly 4.9 billion gallons.  While the expanded RFS can be met by several different types of renewable fuels, including biodiesel, the increase in the RFS will likely increase demand for ethanol.  As the demand for ethanol increases, we expect the ethanol industry to increase ethanol supply to meet this increased demand.  Increases in supply may more than offset increases in demand associated with the RFS.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.  This could increase local demand for ethanol significantly and may increase the local price for ethanol.  However, this will also likely lead to additional ethanol production in Iowa and corresponding increased competition for raw materials in Iowa.

Ethanol is frequently used as an oxygenate for fossil fuels.  Another substance that can be used as an oxygenate in fossil fuels is called MTBE.  MTBE is a petroleum based oxygenate.  Current scientific research suggests MTBE causes groundwater contamination.  As a result, MTBE has been banned in many states but is not yet banned nationally.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE has resulted in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement. This created a significant increase in demand for ethanol in 2006.  However, most, if not all of the increases in ethanol demand due to MTBE replacement have already occurred.

       The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  This is expected to add approximately $1.4 billion to the highway trust fund revenue annually.  In place of the exemption, the bill creates a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010; however, Congress is considering proposals that would make the VEETC permanent.

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

The government’s regulation of the environment changes constantly.  We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant.  It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses.  It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol.  For example, changes in the environmental regulations regarding the required oxygen content of automobile emissions could have an adverse effect on the ethanol industry.  Furthermore, plant operations are governed by the Occupational Safety and Health Administration (“OSHA”).  OSHA regulations may change such that the costs of operating the plant may increase.  Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, an alcohol fuel producer’s permit and a Title V emissions permit.  A third party consulting company has completed the preparation of our spill prevention control and countermeasures plan.   In the fiscal year ended October 31, 2007, we incurred costs and expenses of approximately $17,000 complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Competition

We are in direct competition with numerous other ethanol producers, many of whom have greater resources than we do.  During our 2007 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to the preceding two years.  However, should demand for or price of ethanol increase, for example, as a result of the increase in mandatory renewable fuels standard that was recently adopted, we expect existing ethanol producers and new ethanol producers to increase production capacity within the ethanol industry.  This increase in supply may more than offset the increase in demand.  Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  In addition, we believe our plant’s location offers an advantage over other ethanol producers in that it has ready access by rail to growing ethanol markets, which may reduce our cost of sales.

According to the Renewable Fuels Association, as of December 3, 2007, the ethanol industry has grown to 134 production facilities in the United States. There are 66 new plants currently under construction along with 10 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce nearly 7.3 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 13.5 billion gallons per year.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Hawkeye Renewable, POET (Formerly Broin), US BioEnergy Corp., and VeraSun Energy Corporation each of which are capable of producing more ethanol than we produce.  Further, many consider the ethanol industry ripe for consolidation.  Currently, there are a few large producers of ethanol and many smaller producers of ethanol.  It is likely that in the future, some consolidation of the ethanol industry will occur which will result in a smaller number of producers which control a large percentage of the ethanol production market.  This may allow these larger producers to influence the ethanol industry in ways that are not beneficial to us.  These larger ethanol producers may realize economies of scale in the production of ethanol and distillers grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials, including corn and natural gas.  On November 29, 2007, VeraSun Energy Corporation and US BioEnergy Corporation announced a merger that would increase the production by VeraSun to 1.6 billion gallons of ethanol by the end of 2008.  This is significantly more than we currently produce or expect to produce in the future.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 200
million gallons per year (mmgy) or more

Company	Location	Current Capacity (mgy)	Under Construction/ Expansions (mgy)
Abengoa Bioenergy Corp	York, NE Colwich, KS Portales, NM Revenna, NE	55 25 30 88
Aventine Renewable Energy, Inc.*	Pekin, IL Aurora, NE Mt. Vernon, IN	207	226

Archer Daniels Midland*	Decatur, IL Cedar Rapids, IA Clinton, IA Columbus, NE Marshall, MN Peoria, IL Wallhalla, ND	1,070	550
POET*	Sioux Falls, SD Alexandria, IN Ashton, IA Big Stone, SD Bingham Lake, MN Caro, MI Chancellor, SD Coon Rapids, IA Corning, IA Emmetsburg, IA Fostoria, OH Glenville, MN Gowrie, IA Groton, SD Hanlontown, IA Hudson, SD Jewell, IA Laddonia, MO Lake Crystal, MN Leipsic, OH Macon, MO Marion, OH Mitchell, SD N. Manchester, IN Portland. IN Preston, MN Scotland, SD	1,110	375
Hawkeye Renewables, LLC	Iowa Falls, IA Fairbank, IA Menlo, IA Shell Rock, IA	105 115	100 110
US BioEnergy Corp*	Albert City, IA Woodbury, MI Hankinson, ND Central City, NE Ord, NE Dyersville, IA Janesville, MN Marion, SD	310	440
VeraSun Energy Corporation*	Aurora, SD Ft. Dodge, IA Albion, NE Charles City, IA Linden, IN Welcome, MN Hartely, IA Bloomingburg, OH	560	330

*Individual state production capacity not reported

Updated: December 18, 2007

Ethanol Production Capacity Ranked by State

Including Current Production, Plants Under Construction, and Expanding Plants

(Largest to Smallest Production Capacity as of October 2007)

Rank	State	Ethanol Production Capacity (Million Gallons Per Year)(1)
1	Iowa	3,357.5
2	Nebraska	1,745.5
3	Illinois	1,172.0
4	Minnesota	1,102.1
5	South Dakota	985.0
6	Indiana	848.0
7	Ohio	529.0
8	Kansas	507.5
9	Wisconsin	498.0
10	Texas	355.0
11	North Dakota	333.0
12	Michigan	264.0
13	California	218.0
14	Tennessee	205.0
15	Missouri	186.0
16	New York	164.0
17	Oregon	143.0
18	Colorado	125.0
19	Georgia	100.4
20	Idaho	74.0
21	Arizona	55.0
22	Washington	55.0
23	Kentucky	35.4
24	New Mexico	30.0
25	Wyoming	5.0
26	Louisiana	1.5
	United States Total	13,474.8

(1) This table includes plants that are currently under constructions and plant expansions.

Sources:  Renewable Fuels Association, Washington, DC.  Nebraska Energy Office, Lincoln, NE.  This table was updated on November 6, 2007.

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central American and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on ports.

Our ethanol plant also competes with producers of other gasoline additives having similar octane and oxygenate values as ethanol.  Alternative fuels, gasoline oxygenates and alternative ethanol production methods are also continually under development.  The major oil companies have significantly greater resources than we have to market other additives, to develop alternative products, and to influence legislation and public perception of ethanol.  These companies also have sufficient resources to begin production of ethanol should they choose to do so.

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

Due to the current high corn prices, discussion of cellulose based ethanol has recently increased. Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Currently, production of cellulosic ethanol is in its infancy.  It is technology that is as yet unproven on a commercial scale.  However, several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.  The new law passed in December 2007 which increased the RFS also provided that “advanced” renewable fuels, including cellulosic ethanol, be used to meet the increased RFS.  The law also provided for government assistance in the development of advanced renewable fuels.  This will likely lead to expanded production of cellulosic ethanol in the future.

Sources of Raw Materials - Corn Feedstock Supply

Our plant currently uses approximately 40 million bushels of corn per year, or approximately 115,000 bushels per day, as the feedstock for its dry milling process.  We buy as much corn as possible from local grain elevators.  We are not licensed as an Iowa grain dealer, which means we rely on local grain elevators to source our corn rather than purchasing corn directly from local producers. Our commodities manager is responsible for consistent scheduling of corn deliveries and establishing forward contracts through local grain elevators.  The commodities manager coordinates corn deliveries from participating grain elevators.  We may purchase additional corn from outside of our trade area as needed and price dictates.  In August 2007, we completed construction of a new 375,000 bushel grain bin which provides us with extra corn storage capacity.  The total cost for the grain bin was approximately $841,000, with the final payment being made in October 2007.  We currently have storage capacity for approximately a week’s worth of corn.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate problems sourcing grain, there is no assurance that a shortage will not develop, particularly if there were an extended drought or other production problem.  Grain prices are primarily dependent on world feedstuffs supply and demand and on U.S. and global corn crop production, which can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  The recent increase in ethanol production has lead to higher demand for corn and has significantly increased corn prices during our fiscal year ended October 31, 2007.  This increase in corn prices has significantly increased our cost of goods sold and has impacted our financial performance during our fiscal year ended October 31, 2007.  We anticipate the cost of corn to continue to increase.

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

Electricity

We entered into an agreement with an unrelated party for the provision of all electrical energy required by the plant.  The agreement commenced on June 2004 and continued through May 2007.  After the expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party upon 60 days prior written notice.  We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement.

Water

                The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site.  We recently completed drilling a second high capacity well that has capacity to produce 600 gallons of water per minute.  These two wells provide adequate water capacity to operate the plant under normal circumstances.  In addition, we are connected to the City of Mason City’s water supply for fire protection and in the event the water supplied by our well is not sufficient.  We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines.  We will pay a special fixed user fee of $3,333 per month to Mason City for back-up water supply until February 2015.  In addition, we pay Mason City for any potable water usage at the plant based upon our actual usage times the current rate ordinance.

Dependence on One or a Few Major Customers

                As discussed above, we have marketing agreements with RPMG and Hawkeye Gold for the purposes of marketing and distributing our principal products, which consist of ethanol and distillers grains.  We rely on RPMG and Hawkeye Gold for the sale and distribution of all of our products and are highly dependent on these companies for the successful marketing of our products.  See “Distribution Methods.”

Research and Development

We do not conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distillers grains.

Employees

As of October 31, 2007, we had 40 full-time employees.  We had 42 full-time employees as of January 1, 2008 and one part-time employee.  We anticipate that we may need approximately an additional 1-2 employees in the 2008 fiscal year.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2007, 2006 and 2005 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.

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

Ethanol production requires substantial amounts of corn. Changes in the price of corn can significantly affect our business. Generally, higher corn prices will produce lower profit margins and, therefore, represent unfavorable market conditions.  We are currently experiencing corn prices for our 2007 fiscal year that are significantly higher than the corn prices we experienced in fiscal year 2006.  This has significantly increased our cost of goods sold.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate revenues because of the higher cost of operating our plant and may make ethanol uneconomical to produce.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”

Declines in the price of ethanol or distillers grain would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline, level of government support, and the availability and price of competing products. For instance, the price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases.  This pattern was not as pronounced in 2007.  In 2006, the ethanol industry experienced record high ethanol prices, however, the price of ethanol was lower in 2007.  Any continued lowering of ethanol prices, especially if it is associated with increases in corn prices, may reduce our revenues and affect our ability to operate profitably.

The average price of the ethanol we sold during our fiscal year 2007 was approximately 2% lower than the average price we received during our fiscal year 2006.  This likely was a result of increases in ethanol production during 2007.  There are a significant number of ethanol plants under construction that will become operational in the near future.  This will continue to increase the supply of ethanol.  This increased supply may not be met by increased demand which could continue to erode the price of ethanol.  While an increase to the RFS was recently passed that will significantly increase the amount of renewable fuels that are required to be used in the United States, increases in ethanol supply may still outpace any increase in demand as a result of this increase to the RFS.

The price we receive for our distillers grains has been affected by two opposing forces, increases in corn prices and increased supply of distillers grains from increased ethanol production.  Distillers grains are typically used as an animal feed.  Due to the current high corn and soybean meal prices, animal feeding operations have increased their use of distillers grains which has positively impacted the price of distillers grains during our fiscal year 2007.  However, due to increases in ethanol production, the production of distillers grains has also increased.  This increase in distillers grains production has offset some of the price gains associated with increased distillers grains demand.  We anticipate that the price of distillers grains will be volatile into the near future as these market forces of increased distillers grain demand as a feed substitute for corn interact with increases in distillers grains supply as a result of increased ethanol production.

There can be no assurance as to the price of ethanol or distillers grains in the future. Any downward changes in the price of ethanol and/or distillers grains may result in less revenue.

We have a limited operating history.  We began our business in 2002 and commenced production of ethanol at our plant in December 2004.  Further, we only recently completed an expansion project that approximately doubled our ethanol and distillers grains production capacity.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors.  Many of these factors are outside of our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly growing industries, such as the ethanol industry, where supply and demand may change substantially in a short amount of time.

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

Our business is not diversified.  Our success depends largely upon our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distillers grains.  If economic or political factors adversely affect the market for ethanol, we have no other line of business to fall back on. Our business would also be significantly harmed if its ethanol plant could not operate at full capacity for any extended period of time.

We are in the process of expanding our rail infrastructure to accommodate our expansion project which could be delayed and could lead to decreased revenues.  We are in the process of expanding our rail infrastructure to accommodate 100 car shipments and our increased ethanol and distillers grains production from our expansion project.  Our rail expansion is not complete.  We anticipate the rail expansion to be complete during the summer of 2008.  Until the rail expansion is complete, we will be highly dependent on Union Pacific’s timely service of our railroad cars.  There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the distillers grains we produce.  If we cannot operate our expanded plant at full capacity, we may experience decreased revenues which could negatively affect the profitable operation of the ethanol plant.

We depend on certain officers and key employees, and the loss of these relationships could negatively impact our ability to operate profitably.  We are highly dependent on our management team to operate our ethanol plant.  We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason.  While we seek to compensate them in a manner that will encourage them to continue their employment with us, they may choose to seek other employment.  Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  One example is the increased interest in cellulosic ethanol that does not use corn as the feedstock to produce ethanol.  A law was recently passed that encourages the use of this type of ethanol in the near future.  Our plant would not be able to produce cellulosic ethanol without significant modifications to the plant which could be costly.  Further, such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

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

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol.  The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol which leads to certain areas that do not blend any ethanol.  Substantial investments are required to expand this blending infrastructure that may not be made by the fuel blending industry.  Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the price of ethanol despite the fact that there may be significant demand at the consumer level to purchase ethanol.  Should the fuel blending industry not make the required investments to expand the blending infrastructure, it may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The number of ethanol plants being developed and constructed in the United States continues to increase at a rapid pace. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The RFS was increased in December 2007 to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  All of these increases in ethanol demand has encouraged companies to enter the ethanol industry.  The largest ethanol producers include Abengoa Bioenergy Corp., Archer Daniels Midland, Aventine Renewable Energy, Inc., Hawkeye Renewables, LLC, POET (formerly Broin), US BioEnergy Corp, and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we expect to produce.  Further, many in the ethanol industry believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  One significant merger was announced at the end of November 2007 between VeraSun Energy and US BioEnergy.  We may not be able to compete with these larger entities which may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.  Most ethanol is currently produced from corn and other raw grains, such as milo or sorghum.  This is especially true in the Midwest. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops.  Recently, a law was passed that encourages the use of these types of “advanced biofuels.”  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. Significant resources are being allocated to promote research and development of cellulose-based ethanol.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition may be negatively impacted.

                The inability of retailers to obtain pump certifications and availability of flex fuel vehicles for use by consumers could prevent retailers from selling E85, which could decrease the overall demand for ethanol.  The demand for E85 is driven by both the use of flex fuel vehicles by consumers and by the availability of E85 at retail stations.  Distributing E85 to consumers through retail stations depends, in part, on the ability of retailers to obtain quality certifications for E85 pumps.  Recently, a private product-safety testing group suspended its approval of various internal component parts of E85 pumps and its issuance of E85 pump certifications pending its own research on the ability of various component parts to withstand the corrosive properties of ethanol.  As a result, two stations in Ohio recently shut down E85 pumps and it is currently unclear whether more pumps will be shut down due to pending pump certifications.  If additional E85 pumps are shut down, distribution of E85 could be curtailed, which could decrease our ability to generate revenue.

                According to the National Ethanol Vehicle Coalition, there are currently about 5 million FFVs capable of operating on E85 in the United States, and 31 models from varying automakers will be available in 2008.  Currently only a few automobile manufacturers are producing flex fuel vehicles.  Recently Daimler-Chrysler, Ford and General Motors pledged to double annual production of vehicles capable of running on renewable fuels to approximately 10 million cars and trucks by 2010.   However, this was only a pledge by the automakers.  If the automakers do not actually increase production of flex fuel vehicles, the lack of demand for E85 could significantly reduce the amount of ethanol we are able to sell, which could negatively affect our profitability.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of ethanol that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.

        Renewable Fuels Standard.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005.  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels included in gasoline could negatively impact our results of operations.

        In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce prices and our revenues by making it more costly or difficult for us to produce and sell ethanol. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased demand for ethanol will result, which could negatively impact our ability to operate profitably.

Changes in environmental regulations or violations of the regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operation changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for the purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere.  While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.  PROPERTIES.

Our ethanol plant is located on an approximately 124-acre site located approximately 1.5 miles west of U.S. Highway 65, one-half mile north of U.S. Highway 18, also known as the Avenue of the Saints, and approximately 5 miles east of Interstate Highway 35.  The plant’s address is 1822 43rd Street SW, Mason City, Iowa.  We recently completed an expansion of our ethanol plant.  The ethanol plant now has capacity to produce more than 110 million gallons of ethanol per year.  As part of this expansion project, in January 2007 we purchased an additional 54 acres of land adjacent to our plant site to accommodate the expansion.  The ethanol plant consists of the following buildings:

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

•                  Two energy buildings which contain centrifuges, DDGS dryers, thermal oxidizer, heat recovery steam generator and reverse osmosis water filtrations system.

•                  A pump house which contains a motor control room, diesel powered fire pump and water pump for process water.

In addition, the plant includes a fermenter walkway, evaporator and storage facilities for ethanol and distillers grains.  The site also contains improvements such as rail tracks and rail switches, landscaping, drainage systems and paved access roads.

All of our tangible and intangible property, real and personal, serves as the collateral for our $82,000,000 senior credit facility with Home Federal Savings Bank of Rochester, Minnesota.  Our senior credit facility is discussed in more detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

ITEM 3.  LEGAL PROCEEDINGS.

                No material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

As of October 31, 2007, there were approximately 835 holders of record of our Class A units and approximately 50 holders of record of our Class B units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by the Company’s unit-holders during the periods specified.  The Company believes this most accurately represents the current trading value of the Company’s units.  The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2006 1st	$1.75	$2.90	$2.65	267,000
2006 2nd	$2.85	$4.50	$3.74	369,500
2006 3rd	$3.95	$8.25	$4.63	391,500
2006 4th	$5.50	$8.90	$7.77	139,000
2007 1st	$6.75	$8.00	$7.37	24,610
2007 2nd	$5.50	$7.90	$5.79	34,000
2007 3rd	$5.00	$7.10	$5.36	224,000
2007 4th	$5.25	$8.25	$5.88	64,000

The following table contains the bid and asked prices that were posted on the Company’s qualified matching service bulletin board and includes some transactions that were not completed.  The Company believes the table above more accurately describes the trading value of its units as the bid and asked prices below include some offers that never resulted in completed transactions.  The information was compiled by reviewing postings that were made on the Company’s qualified matching service bulletin board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2006 1st	$3.00	$3.35	$3.23	30,000
2006 2nd	$4.00	$4.50	$4.12	487,000
2006 3rd	$5.00	$25.00	$9.94	407,500
2006 4th	$7.60	$12.00	$9.23	372,275
2007 1st	$6.85	$8.50	$7.74	138,000
2007 2nd	$6.75	$9.00	$7.76	115,000
2007 3rd	$6.00	$8.45	$7.15	534,300
2007 4th	$5.50	$6.00	$5.89	49,000

Buyers Quarter	Low Price	High Price	Average Price	# of Units Listed
2006 1st	$2.50	$2.85	$2.77	60,000
2006 2nd	$2.90	$4.50	$3.53	260,000
2006 3rd	$4.50	$8.00	$5.38	46,800
2006 4th	$10.00	$10.00	$10.00	250
2007 1st	$5.50	$5.50	$5.50	20,000
2007 2nd	$4.50	$6.50	$5.70	7,500
2007 3rd	$5.00	$5.25	$5.21	60,000
2007 4th	$	$	$	none

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily trade on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause the Company to be deemed a publicly traded partnership.

DISTRIBUTIONS

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.   Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   In addition, distributions are restricted by certain loan covenants in our expansion term loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

Below is a table representing the distributions made by us during our last two fiscal years, ending October 31, 2006 and 2007.

Date of Board Approval	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
December 19, 2005	$2,756,000	$0.10	January 1, 2006

December 18, 2006	$22,014,000	$0.90	January 1, 2007

August 20, 2007	$2,446,000	$0.10	September 1, 2007

Totals	$27,216,000	$1.10

PERFORMANCE GRAPH

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG GOLDEN GRAIN ENERGY, LLC,

NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON OCT. 31, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING OCT. 31, 2007

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company, which is derived from the audited financial statements for the fiscal years ended October 31 for the years indicated.

Statement of Operations Data:	2007	2006	2005	2004
Revenues	$155,376,419	$113,575,311	$71,186,897	$—

Cost Goods Sold	$131,504,098	$68,503,468	$53,748,790	$—

Gross Profit	$23,872,321	$45,071,843	$17,438,107	$—

Operating Expenses	$2,546,689	$2,127,654	$1,924,331	$693,188

Operating Income (Loss)	$21,325,632	$42,944,189	$15,513,776	$(693,188)

Other Income (Expense)	$(995,507)	$(523,171)	$3,684,593	$(1,228,008)

Net Income (Loss)	$20,330,125	$42,421,018	$19,198,369	$(1,921,196)

Capital Units Outstanding	24,460,000	25,293,333	27,560,000	23,327,100
Net Income (Loss) Per Capital Unit	$0.83	$1.68	$0.70	(0.08)
Cash Distributions per Capital Unit	$1.00	$0.10	$—	—

Balance Sheet Data:	2007	2006	2005	2004
Current Assets	$11,523,935	$21,759,099	$19,588,255	$1,686,818

Net Property and Equipment	$95,086,267	$66,768,179	$48,596,314	$46,371,848

Other Assets	$14,818,459	$9,418,814	$423,507	$479,195

Total Assets	$121,428,661	$97,946,092	$68,638,076	$48,537,861

Current Liabilities	$10,263,239	$12,725,973	$3,971,523	$23,511,346

Long-Term Debt	$40,480,395	$10,405,217	$20,841,669	$400,000

Members’ Equity	$70,685,027	$74,814,902	$43,824,884	$24,626,515

Book Value Per Capital Unit	$2.89	$3.05	$1.58	$0.89

* See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing and operating a 40 million gallon per year ethanol plant in Mason City in north central Iowa.  During our fiscal year ended October 31, 2007, we completed an expansion of our ethanol plant and increased our ethanol production capacity to more than 100 million gallons per year.  The total cost of the expansion is currently estimated to be $54,000,000, which includes a $585,000 early completion bonus paid to our plant expansion contractor.  Work continues on our railroad expansion which we anticipate will be complete in summer 2008.  The estimated total cost of the expansion project includes the cost of the railroad expansion.  We financed the expansion in part with cash from our continuing operations and with an expansion loan through our primary lender Home Federal Savings Bank of Rochester, Minnesota.  Our revenues are derived from the sale and distribution of our ethanol and distillers grains primarily in the continental United States.

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

Results of Operations

Comparison of Fiscal Years Ended October 31, 2007 and 2006

	2007		2006
Income Statement Data	Amount	%	Amount	%
Revenues	$155,376,419	100.0	$113,575,311	100.0

Cost of Goods Sold	$131,504,098	84.6	$68,503,468	60.3

Gross Profit	$23,872,321	15.4	$45,071,843	39.7

Operating Expenses	$2,546,689	1.6	$2,127,654	1.9

Operating Income	$21,325,632	13.7	$42,944,189	37.8

Other Income (Expense)	$(995,507)	(0.6)	$(523,171)	(0.5)

Net Income	$20,330,125	13.1	$42,421,018	37.3

Revenues

Revenue from operations for the fiscal year ended October 31, 2007 totaled approximately $155,376,000 resulting from the sale of ethanol and distillers grains.  Revenue increased in fiscal year 2007 by approximately 37% compared to fiscal year 2006.  For the fiscal year ended October 31, 2007, ethanol comprised approximately 89% of our sales and distillers grains comprised approximately 11% of our sales.  Revenue was higher for the fiscal year ended October 31, 2007, compared to the same period of 2006, due mainly to volume increases in our production of ethanol and distillers grains.  This increase in ethanol and distillers grains production was due to our expanded production capacity which became operational in June 2007.  During fiscal year 2007, we produced 29% more ethanol compared to fiscal year 2006.  We also produced approximately 30% more distillers grains during our 2007 fiscal year compared to the same period of 2006.

The average price we received for our ethanol decreased approximately 2% for our 2007 fiscal year compared to the average price we received for our ethanol in fiscal year 2006.  The average price we received for our DDG increased by approximately 17% for our 2007 fiscal year compared to the average price we received during our 2006 fiscal year.  The average price we received for our DMWG increased by approximately 11% for our 2007 fiscal year compared to the average price we received during our 2006 fiscal year.  Currently, we market approximately 95% of our distillers grains as DDG and 5% of our distillers grains as DMWG.  This decision is made based on market factors including the demand for each type of distillers grains, the cost associated with producing each type of distillers grains, and the market price for each type of distillers grains.

The average price we received for our distillers grains increased in the fiscal year ended October 31, 2007 as compared to the same period of 2006.  We anticipate this is the result of increases in the price of corn.  Management believes increased corn prices positively affects the price of distillers grains as animal feeding operations substitute distillers grains as animal feed in place of corn.  This increase in demand for distillers grains as a substitute for corn is offset by increases in the supply of distillers grains as a result of increased ethanol production in fiscal year 2007 as compared to fiscal year 2006.   Management expects that distillers grains prices could decrease slightly in the foreseeable future as the supply of distillers grains increases as a result of increased ethanol production.  However, if current high corn and soybean meal prices persist, it will positively affect the price of our distillers grains as animal feeding operations may continue to substitute distillers grains as feed for livestock which could support distillers grains prices during periods when corn prices are high.  The higher prices we receive for our distillers grains helps offset higher prices we pay for corn used in our ethanol production process.

Ethanol prices dipped during the middle of 2007 as compared to the average prices experienced by the ethanol industry in 2006.  However, ethanol prices have rebounded at the end of 2007.  The average price we received for our ethanol in fiscal year 2007 was approximately 2% lower than the average price we received in fiscal year 2006.  This decrease is likely the result of increases in ethanol supply which has been offset by smaller increases in ethanol demand.  However, as the price of ethanol decreases, gasoline blenders have increased voluntary blending of ethanol with gasoline.  This voluntary blending is due to the current spread in price between the price of gasoline and the price of ethanol.  Management believes that expansions in ethanol blending infrastructure will continue to grow demand for ethanol and will likely open new markets for ethanol that are currently not blending any ethanol.  Management expects this to have a positive impact on the price of ethanol in the future.  Further, the increase in the RFS to 9 billion gallons in 2008 may significantly increase demand for ethanol which may positively affect the price at which we sell our ethanol.  However, increases in ethanol supply may more than offset any increase in ethanol demand as a result of this increase to the RFS.

Recently, there has been increased awareness of the need to expand ethanol distribution and blending infrastructure to increase demand for ethanol and support current prices for ethanol as new supply enters the market.  This would allow the ethanol industry to supply ethanol to markets in the United States that are not currently blending ethanol.  This is particularly true in the south-eastern portion of the United States.  Expanded ethanol blending infrastructure may positively impact demand for ethanol.  However, increases in ethanol demand may be offset by additional increases in ethanol supply.

Cost of Goods Sold and Gross Profit

Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity).  Our cost of goods sold increased from approximately $68,503,000 for the fiscal year ended October 31, 2006 to approximately $131,504,000 for the fiscal year ended October 31, 2007.  While we sold more ethanol and distillers grains during our 2007 fiscal year compared to our 2006 fiscal year, decreases in ethanol prices and increases in corn prices led to a significant decrease in our gross profit.  Gross profit, as a percentage of our revenue, decreased in our 2007 fiscal year compared to fiscal year 2006.  Gross profits as a percentage of revenue was 15% for fiscal year 2007 compared to 40% for fiscal year 2006.

This increase in cost of goods sold is primarily due to an approximately 70% increase in the average price we paid for corn for the 2007 fiscal year as compared to the 2006 fiscal year.  In addition to an increased average corn price, our corn consumption increased by approximately 32% for the 2007 fiscal year compared to the same period of 2006.  This increase was due to our increased production of ethanol and distillers grains as a result of our expansion project.  The increased price we paid for corn and our increased corn consumption combined to significantly increase our total corn costs for the fiscal year ended October 31, 2007 compared to the same period of 2006.  This increase in cost of goods sold for the 2007 fiscal year, more than offset our increased revenues.

An increase in corn exports as well as sustained domestic usage of corn for ethanol production has supported current high corn prices.  Recent corn prices are still significantly higher than in recent years, despite a very large corn crop for the 2006 growing season.  USDA statistics show that the 2006 national corn crop was the third largest corn production on record, following the 2004 and 2005 corn crops respectively.  USDA statistics indicate approximately 10.74 billion bushels were harvested in 2006 compared to a 2005 national corn crop of 11.11 billion bushels.  The corn production for 2007, according to the USDA, was 13.2 billion bushels.  While the 2007 corn crop is significantly larger than the 2006 corn crop, increases in the supply of corn may be more than offset with larger increases in corn demand.  Management believes that corn prices will remain high into the near future.

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

For the fiscal year ended October 31, 2007, we experienced a slight increase in our total cost of goods sold attributed to natural gas as compared to the same period of 2006.  While our natural gas consumption increased by approximately 28% for fiscal year 2007 compared to fiscal year 2006, the average price we paid for natural gas decreased by approximately 21% during the same time period.  Our natural gas consumption increased in fiscal year 2007 as a result of increased production at our ethanol plant when our expansion became operational.  Natural gas prices during fiscal year 2006 were significantly higher than in both fiscal year 2005 and fiscal year 2007 due in part to hurricane disruptions from hurricanes Katrina and Rita.  Barring any significant change in natural gas supplies, such as from hurricane disruptions in the south-eastern United States, we anticipate that natural gas prices will remain at their current levels through fiscal year 2008, with increased prices expected during the winter months associated with increased natural gas demand during that time period.

Realized and unrealized gains and losses related to our corn and natural gas derivatives instruments resulted in an increase of approximately $1,924,000 in cost of goods sold for the fiscal year ended October 31, 2007 compared to a decrease of approximately $3,575,000 for the same period of 2006.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

                Additionally, RPMG, our ethanol marketer, enters into hedging transactions with respect to the ethanol that RPMG sells.  We have limited control over the hedging decisions that are made by RPMG.  Realized gains and losses on hedging contracts that RPMG executes will affect the netback price we receive for our ethanol.  Decreased ethanol netbacks will decrease our revenue.  Further, since we are a part owner of RPMG, unrealized gains and losses by RPMG affects the value of our ownership in RPMG.  The effects of these hedging transactions by RPMG can be volatile from period to period which can affect our financial performance.

Operating Expenses

                Operating expenses for the fiscal year ended October 31, 2007 totaled approximately $2,547,000, an increase from approximately $2,128,000 for the same period of 2006.  This increase in operating expenses is primarily attributable to an increase in insurance, taxes and consulting fees.

Operating Income

The significant decrease in operating income for the 2007 fiscal year compared to the same period of 2006 is primarily attributable to the high cost of goods sold from increased corn costs and loss on derivative instruments which significantly affected our cost of goods sold for fiscal year ended October 31, 2007.  While we experienced increased revenues during our 2007 fiscal year attributed to increases in ethanol and distillers grains production, the increase in our cost of goods sold more than offset these increases in revenue leading to decreased operating income.

Other Income (Expense)

We had total other expense for the fiscal year ended October 31, 2007 of approximately $996,000 compared to other expense of approximately $523,000 for fiscal year 2006.  The other expense occurred primarily as a result of the net effect of interest expense and interest income realized in fiscal year 2007.  Further, we did not receive any other income from grant programs during our 2007 fiscal year.  We received approximately $370,000 of other grant income in fiscal year 2006.

Comparison of Fiscal Years Ended October 31, 2006 and 2005

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

According to USDA statistics, the 2006 corn crop, while not as large as 2004 and 2005, produced a significant amount of corn.  National production for 2006 was approximately 10.74 billion bushels with Iowa production estimated at approximately 2 billion bushels.  The 2004 and 2005 corn crops were the two largest on record with 11.8 billion bushels and 11.11 billion bushels respectively.  Increases in the price of corn negatively impacts our financial performance as corn costs are our largest cost of production.

Natural gas is also an important input to our manufacturing process.  We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for long periods of time so they may be transported greater distances.  In 2006, natural gas prices were significantly higher than in 2005 due to natural disasters during the fourth quarter of 2005 and first quarter of 2006.

Gross Profit

Gross profit for the fiscal year ended October 31, 2006 was approximately $45,072,000 as compared to approximately $17,438,000 for the same period of 2005.  This was an increase of 158% for fiscal year 2006 as compared to fiscal year 2005.  This increase was due primarily to increased efficiency and production at the plant and the favorable spread between the selling prices of our products and the costs of the raw materials required to produce our products, specifically low corn prices and high ethanol prices.

Operating Expenses

Operating expenses for the fiscal year ended October 31, 2006 totaled approximately $2,128,000 as compared to approximately $1,924,000 for the same period of 2005.  This increase was due primarily to higher administrative salaries and bonuses and higher director fees for fiscal year 2006 compared to fiscal year 2005.  The increase in operating expenses for fiscal year ended October 31, 2006 lead to operating income for that period of approximately $42,944,000 compared to approximately $15,514,000 for the same period of 2005.  Operating income for fiscal year 2006 was approximately 177% higher than in fiscal year 2005.

Other Income (Expense)

In the fiscal year ended October 31, 2006, we experienced other expense of approximately $523,000, compared to other income in fiscal year 2005 of approximately $3,685,000.  This decrease was mainly due to a significant reduction in government assistance income.  In fiscal year 2005, we received other income from the USDA Commodity Credit Corporation Bioenergy program of approximately $4,784,000 and approximately $448,000 in other grant income, for a total of approximately $5,232,000.  For the same period of 2006, these two sources of funds equaled approximately $370,000 of other income, or a 93% decrease.  We received notice in July of 2006 that the USDA Commodity Credit Corporation Bioenergy Program would end in September of 2006, with its final payments being made for the June 2006 reporting period.  For this reason, we will not receive any further income from this program.

The other expense recorded in fiscal year ended October 31, 2006 led to a net income of approximately $42,421,000 as compared to approximately $19,198,000 for the same period of 2005.  This was an increase in net income of approximately 121%.  This increase in net income for fiscal year 2006 led to net income per unit as a weighted average of approximately $1.68 per share as compared to $0.70 per share for fiscal year 2005.

Plant Operations

Our plant became operational on December 13, 2004.  Since January 2005, our plant has consistently exceeded its nameplate production capacity of 40 million gallons of ethanol per year, as measured on a pro rata basis.   We expect the plant will continue to exceed its nameplate production capacity in the future.  In June 2007, our plant expansion became operational which increased our production capacity to approximately 110 million gallons of ethanol per year.

We are subject to ongoing environmental regulations and testing.  We were required to have the plant’s emissions standards tested by conducting a Relative Accuracy Test Audit (RATA) on a annual basis and disclose the level of emissions to the Iowa Department of Natural Resources on a annual basis.  We completed and passed all associated compliance testing in December 2007.

As part of our expansion project, we have undertaken an expansion of our rail infrastructure.  We commenced construction of our expanded rail infrastructure in the third quarter of 2007.  We anticipate completing the project in summer 2008.  We anticipate the total cost of our rail expansion will be $5.3 million.  Our rail expansion consists of a 900’ tail track, two storage tracks over 7,000’ in length and a 7,000’ service track.  We anticipate the rail expansion will allow us to more efficiently ship our products.  The expansion is necessary as a result of our increased ethanol and distillers grains production following our plant expansion project.  Currently, we have completed approximately 50% of this rail expansion project.  As of October 31, 2007, we have paid approximately $1,973,000 for railroad related expanses.

                In December 2005, we entered into an agreement to construct a 375,000 bushel bin for corn storage.  This project was completed in August 2007.  The total cost of this grain storage bin was approximately $840,000.  The new corn storage bin is necessary to meet our corn storage needs following the expansion project.

                To secure land required for the expansion project, in January 2007 we purchased an additional 54 acres of land with a total purchase price of approximately $539,000.

Absolute Energy, LLC Investment

                On March 6, 2006, we subscribed to purchase 400 capital units of Absolute Energy, LLC, at a price of $10,000 per unit for a total investment of $4,000,000.  This investment is sufficient to secure a seat on the board of directors of Absolute Energy, LLC. On April 30, 2006 we made our down-payment of $600,000 and the remaining $3,400,000 was paid on May 22, 2006.  Absolute Energy, LLC is an Iowa limited liability company that is constructing an ethanol manufacturing plant in Mitchell County, Iowa.  Absolute Energy anticipates starting production by February 2008.  The units we purchased in Absolute Energy, LLC are subject to restrictions on transfer, therefore, this is not a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Homeland Energy Solutions, LLC Investment

                On December 5, 2006, our board of directors authorized the purchase of 5,000 membership units at a price of $1,000 per membership unit in Homeland Energy Solutions, LLC for a total investment of $5,000,000.  This investment is sufficient to secure a seat on the board of directors of Homeland Energy Solutions.  We paid an initial amount of $500,000 for the units in December 2006 and the balance of $4,500,000 was paid in February 2007.

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

Derivative Instruments

                We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the October 31, 2007 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

                During the fiscal year ended October 31, 2007 and 2006, the Company recorded a combined realized and unrealized gain/(loss) for derivatives from corn and natural gas of approximately ($1,924,000) and $3,575,321, respectively.  These losses and gains are recorded in cost of goods sold.

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of October 31, 2007, the grant receivable was approximately $2,628,000 and the corresponding deferred revenue was approximately $2,147,000.

Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning November 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s financial statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning November 1, 2009.

Liquidity and Capital Resources

Operating Budget and Financing of Plant Operations

We expect to have sufficient cash from cash flow generated by plant operations, current cash reserves, our senior credit facilities and other sources of debt financing to cover our operating costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs.  Decreases in our net income for our 2007 fiscal year compared to our 2006 fiscal year may result in decreased future distributions.

The following table shows cash flows for the fiscal years ended October 31, 2007 and 2006:

	Year ended October 31,
	2007	2006
Net cash from operating activities	$28,582,682	$45,772,948
Net cash used for investing activities	(35,784,860)	(26,622,342)
Net cash used for financing activities	(32,461)	(18,221,973)

Cash Flow From Operations

                We experienced a decrease in net cash from operating activities during our fiscal year ended October 31, 2007 as compared to the same period of 2006 due primarily to decreased net income for fiscal year 2007.  This decrease is net income is primarily a result of decreased ethanol prices and increased corn prices that negatively affected our revenues and cost of goods sold.  Our capital needs are being adequately met through cash from our operating activities and our current credit facilities.

Cash Flow From Investing Activities

                The increase in net cash used for investing activities in fiscal year 2007 compared to the same period of 2006 is due primarily to capital expenditures we made pursuing our plant expansion project.  We made capital expenditures in fiscal year 2007 of approximately $32,820,000 as compared to approximately $21,035,000 for the same period of 2006.  We purchased investments in fiscal year 2007 in the amount of approximately $5,015,000 as compared to approximately $4,371,000 in 2006.

Cash Flow From Financing Activities

                The increase in net cash from financing activities for fiscal year 2007 compared to the same period of 2006 was predominantly the result of the proceeds from our expansion loan of approximately $29,759,000 offset by a distribution to our members of $24,460,000.  For fiscal year 2006, we had a much smaller distribution of $2,759,640.  Additionally, we made a prepayment on our term loan in fiscal year 2006 of approximately $4,000,000 which was not made in fiscal year 2007.  Further, in fiscal year 2006, we used cash of approximately $8,675,000 in order to repurchase 3,100,000 units from members.

The following table shows cash flows for the fiscal years ended October 31, 2006 and 2005:

	Year ended October 31,
	2006	2005
Net cash from operating activities	$45,772,948	$16,100,930
Net cash used for investing activities	(26,622,342)	(8,616,576)
Net cash used for financing activities	(18,221,973)	(895,300)

Cash Flow From Operations

                The increase in net cash flow provided from operating activities between 2006 and 2005 was primarily due to a favorable spread between the price of corn and the price of ethanol in addition to increases in the total amount of ethanol and distillers grains we produced.

Cash Flow From Investing Activities

                The increase in net cash used for investing activities in fiscal year 2006 compared to the same period of 2005 was due primarily to capital expenditures we made pursuing our plant expansion project and as a result of investments we made in RPMG and Absolute Energy.  We made capital expenditures in fiscal year 2006 of approximately $21,035,000 as compared to approximately $5,835,000 for the same period of 2005.  We purchased investments in fiscal year 2006 in the amount of approximately $4,371,000.  We purchased no investments in fiscal year 2005.

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

Credit Facilities

In January 2004, we entered into a $33,500,000 credit facility with Home Federal Savings Bank of Rochester, Minnesota, consisting of a construction term loan of $32,000,000 and a $1,500,000 line of credit, which were secured by substantially all of our assets. We converted the construction loan into a 10 year term loan on February 14, 2005.  On January 30, 2006, we executed a second amendment to our January 2004 credit facility.  We increased the revolving commitment amount to $6,500,000 and extended the term of the revolving credit to April 1, 2007.  The proceeds of the loan were used to repurchase 3,000,000 Class A units from a member.

In November 2006, we restructured our existing debt financing and line of credit and we entered into a new credit facility for our expansion project with Home Federal Savings Bank.  Our restructured credit arrangement consists of a master credit agreement with three supplements.  The total value of the credit facility was $77,000,000; however this included the $32,000,000 value of the initial term loan to construct the ethanol plant, which was repaid in full in July 2007.  The total new funds available following the restructured credit facility was $45,000,000, split between a new expansion term loan of $30,000,000 and a revolving line of credit of $15,000,000.  Additionally, in August 2007, we executed an amendment to our credit facility increasing our line of credit from $15,000,000 to $20,000,000.  To secure this master credit agreement, we executed a mortgage on substantially all of our assets in favor of Home Federal in the amount of $82,000,000.

The master credit agreement supplies terms that are applicable to all three parts of the credit facility.  The terms that are specific to the original term loan, line of credit, and expansion loan are set out in three supplements to the master credit agreement.

The first supplement to the master credit agreement concerns the restructured term loan for the Company’s initial plant construction.  The original term loan for the plant construction was entered into in 2004 and was for approximately $32,000,000.  As of October 31, 2007, there was no outstanding principal balance of this term loan as we repaid the loan in full on July 17, 2007.

The second supplement to the master credit agreement amends the Company’s existing revolving line of credit with Home Federal.  This second supplement was amended on August 1, 2007.  This amendment increased the revolving line of credit from $15,000,000 to $20,000,000.  The original revolving line of credit decreased in amount each year until the maturity date of the revolving line of credit on August 1, 2017.  The amendment now provides that the entire $20,000,000 revolving line of credit is available to the Company until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of the Company’s total indebtedness to its tangible net worth.  There is an annual fee for the line of credit of $25,000.  As of October 31, 2007, the Company had $10,300,000 outstanding on this line of credit.

                The third supplement to the master credit agreement is a new term loan to finance our ethanol plant expansion.  The amount of the expansion loan is $30,000,000.  The interest on the term loan is charged at the prime rate minus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth.  The expansion loan’s maturity date is August 1, 2017.  As of October 31, 2007, we have received disbursements of the entire amount of the expansion loan from Home Federal of $30,000,000.  We started making payments on the expansion loan in October 2007 and it had a balance as of October 31, 2007 of approximately $29,833,000

As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  Our credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  Specifically, following the amendment to our credit facilities executed on August 1, 2007, we are required to maintain $2,000,000 in a restricted cash account.  Prior to the amendment, we were required to maintain $4,000,000 in a restricted cash account.  Further, when we pay Fagen’s retainage for the expansion project, we will not be required to keep any amount in our restricted bank account so long as we maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we are required to deposit, on a quarterly basis, 25% of our net income into the restricted cash account until we reach the 60% threshold.  As of October 31, 2007, we had deposits in excess of $2,000,000 in a restricted account thus fulfilling the bank obligation under our loan agreement.  We have other restrictive covenants which require minimum financial ratios be maintained by the Company.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.

                As of October 31, 2007, the Company was in compliance with all loan covenants pursuant to its credit agreements with Home Federal.  We expect to be in compliance with our loan covenants for fiscal year 2008.

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and commitments as of October 31, 2007:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$54,896,802	$4,493,292	$8,986,584	$8,986,584	$32,430,342
Operating Lease Obligations	5,673,120	1,387,440	2,502,480	1,783,200	—
Purchase Obligations	53,711,360	53,711,360	—	—	—
Total Contractual Cash Obligations	$114,281,282	$59,592,092	$11,489,064	$10,769,784	$32,430,342

                The long-term debt obligations in the table above include both principal and interest payments, excluding interest payments on the line of credit, at the interest rates applicable to the obligations as of October 31, 2007.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”).  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a balloon payment following the fifth year.  We started making principal payments on the $300,000 zero percent interest loan in January 2006.  The principal balance of this loan was approximately $263,000 as of October 31, 2007.  The loan is subordinate to our construction term loan and line of credit and is secured by our business assets including accounts receivable and inventory.  Funding for these loans was received in October 2004.  We received notice from the Iowa Department of Economic Development in February 2006 that the $100,000 forgivable loan had been forgiven.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  The amount of the first payment was approximately $177,000.  In June 2007, we received a second payment of approximately $177,000 pursuant to this grant.  Based upon our 2006 assessment, these grants are expected to total approximately $4,000,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage multiplied by Mason City’s regular water rate ordinance.

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

In order to receive these benefits, we had to create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years.  We must pay at least 80% of the cost of a standard medical and dental insurance plan and offer a pension or profit sharing plan to full-time employees.  A worker productivity and safety improvement program must also be implemented and maintained.  We had until November 20, 2007 to satisfy these requirements.  If we fail to meet the participation requirements of the New Jobs and Income Program, we may have to repay to the local taxing authority and the Iowa Department of Revenue and Finance a portion or the total value of any incentives received.  Management believes  that we have satisfied these requirements.

We were approved for additional incentives under the New Jobs and Income Program due to our plant expansion project.  We received an additional 5% tax credit based on our investment.  This credit is equal to approximately $1,531,000 to be amortized over 5 years.  We are also eligible for a refund of state sales taxes that we have paid and will pay for construction materials used in the expansion project and additional supplemental new jobs credits for the new jobs we will create.  These new incentives require us to create 10 jobs in addition to the 24 jobs we were already required to create under the program.  These jobs are subject to the same restrictions as the initial jobs we created for the program.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving letter of credit and a term note which both bear variable interest rates.  Specifically, we have approximately $40,133,000 outstanding in variable rate, long-term debt as of October 31, 2007.  The specifics of each note are discussed in greater detail in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Credit Facilities.”

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

As of October 31, 2007, we had price protection in place for approximately 22% of our anticipated corn usage needs through August 2008.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for fiscal year 2008.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for the Company.

As of October 31, 2007, we had price protection in place for approximately 45% of our anticipated natural gas needs through February 2008.  Additional price protection for fiscal year 2008 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.

As of October 31, 2007, we had a purchase commitment for additional denaturant deliveries for 100% of our anticipated denaturant usage through December 2008 which are basis contracts verses the Reformulated Gasoline Blend stock for Oxygen Blended (RBOB) futures.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and average ethanol price as of October 31, 2007, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2007.  As of October 31, 2007, approximately 18% of our estimated corn usage, approximately 15% of natural gas usage and approximately 0% of ethanol sales over the next 12 months was subject to fixed price or index contracts where a price has been established with an exchange.    The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2007	Approximate Adverse Change to Income
Natural Gas	2,580,000	MMBTU	10%	$1,641,000
Ethanol	110,000,000	Gallons	10%	$17,380,000
Corn	31,922,000	Bushels	10%	$10,394,000

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements begin on page 40.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Golden Grain Energy, LLC

We have audited the balance sheets of Golden Grain Energy, LLC as of October 31, 2007 and 2006, and the related statements of operations, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa

January 17, 2008

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

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Certified Public Accountants

Minneapolis, Minnesota

December 2, 2005

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

ASSETS	October 31, 2007	October 31, 2006

Current Assets
Cash and equivalents	$1,832,115	$9,066,754
Accounts receivable	3,420,275	6,710,083
Other receivables	518,696	262,735
Derivative instruments	340,667	3,277,805
Due from broker	343,493	—
Inventory	4,505,094	1,879,566
Prepaid expenses and other	563,595	562,156
Total current assets	11,523,935	21,759,099

Property and Equipment
Land and land improvements	5,117,841	3,896,431
Building and grounds	15,030,761	14,688,492
Grain handling equipment	7,119,601	6,361,338
Office equipment	263,343	263,343
Plant and process equipment	74,812,845	27,686,926
Construction in progress	5,825,562	21,368,240
	108,169,953	74,264,770
Less accumulated depreciation	13,083,686	7,496,591
Net property and equipment	95,086,267	66,768,179

Other Assets
Restricted cash	2,036,539	4,086,351
Investments	10,173,029	4,872,321
Grant receivable, net of current portion	2,269,893	—
Debt issuance costs, net of accumulated amortization (2007 $37,666; 2006 $179,981)	338,998	460,142
Total other assets	14,818,459	9,418,814

Total Assets	$121,428,661	$97,946,092

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	October 31, 2007	October 31, 2006

Current Liabilities
Current portion long-term debt	2,049,822	5,490,584
Accounts payable	6,858,104	3,953,407
Accrued expenses	997,500	569,270
Due to broker	—	2,712,712
Deferred revenue	357,813	—
Total current liabilities	10,263,239	12,725,973

Long-term Liabilities
Deferred compensation	123,350	51,395
Long-term debt, net of current maturities	38,567,814	10,353,822
Deferred revenue, net of current portion	1,789,231	—
Total long-term liabilities	40,480,395	10,405,217

Commitments and Contingencies

Members’ Equity	70,685,027	74,814,902

Total Liabilities and Members’ Equity	$121,428,661	$97,946,092

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2007	October 31, 2006	October 31, 2005

Revenues	$155,376,419	$113,575,311	$71,186,897

Cost of Goods Sold	131,504,098	68,503,468	53,748,790

Gross Profit	23,872,321	45,071,843	17,438,107

Operating Expenses	2,546,689	2,127,654	1,924,331

Operating Income	21,325,632	42,944,189	15,513,776

Other Income (Expense)
Interest income	226,346	468,480	138,869
Interest expense	(1,507,561)	(1,629,325)	(1,686,071)
CCC Bioenergy income	—	220,353	4,784,129
Grant income	—	150,000	447,666
Equity in net income (loss) of investments	285,708	267,321	—

Total	(995,507)	(523,171)	3,684,593

Net Income	$20,330,125	$42,421,018	$19,198,369

Basic & diluted net income per unit	$0.83	$1.68	$0.70

Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	25,293,333	27,560,000

Distributions Per Unit	$1.00	$0.10	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Changes in Members’ Equity

For the years ended October 31, 2007, 2006 and 2005

Balance - October 31, 2004	$24,626,515

Net income	19,198,369

Balance - October 31, 2005	43,824,884

Distribution for 27,560,000 Class A and Class B units, December 2005	(2,756,000)

Redemption of 3,100,000 units	(8,675,000)

Net income	42,421,018

Balance - October 31, 2006	74,814,902
Distribution for 24,460,000 Class A and Class B units, December 2006 and September 2007	(24,460,000)

Net income	20,330,125

Balance - October 31, 2007	$70,685,027

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2007	October 31, 2006	October 31, 2005

Cash Flows from Operating Activities
Net income	$20,330,125	$42,421,018	$19,198,369
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,911,717	4,084,883	3,623,326
Unrealized loss (gain) on risk management activities	2,937,138	(4,625,136)	1,357,831
Amortization of deferred revenue	(536,354)	—	—
Accretion of interest on grant receivable	(118,003)	—	—
Undistributed (earnings) losses from investments	(285,708)	(267,321)	—
Realized loss (gain) on sale of fixed assets	—	(69,420)	34,134
Deferred compensation expense	71,955	—	—
Change in assets and liabilities
Accounts receivable	3,289,808	(2,210,806)	(6,473,293)
Inventory	(2,625,528)	(913,113)	(966,453)
Due to (from) broker	(3,056,205)	—	—
Prepaid expenses and other	100,413	3,221,438	(1,945,062)
Accounts payable	2,135,094	3,864,790	1,035,885
Accrued expenses	428,230	266,615	236,193
Net cash provided by operating activities	28,582,682	45,772,948	16,100,930

Cash Flows from Investing Activities
Capital expenditures	(32,819,672)	(21,034,986)	(5,835,065)
Decrease (Increase) in restricted cash	2,049,812	(1,299,840)	(2,786,511)
Proceeds from sale of assets	—	83,700	5,000
Purchase of investments	(5,015,000)	(4,371,216)	—
Net cash (used in) investing activities	(35,784,860)	(26,622,342)	(8,616,576)

Cash Flows from Financing Activities
Payments for long-term debt	(5,228,412)	(10,593,710)	(6,789,643)
Proceeds from long-term debt	29,758,919	3,975,000	10,411,274
Redemption of membership units	—	(8,675,000)	—
Distribution to members	(24,460,000)	(2,756,000)	—
Payments for construction retainage payable	—	—	(4,490,758)
Payments received on grant receivable	173,695	—	—
Payments for debt issuance costs	(276,663)	(172,263)	(26,173)
Net cash provided by (used in) in financing activities	(32,461)	(18,221,973)	(895,300)

Net Increase (Decrease) in Cash and Equivalents	(7,234,639)	928,633	6,589,054

Cash and Equivalents — Beginning of Period	9,066,754	8,138,121	1,549,067

Cash and Equivalents — End of Period	$1,832,115	$9,066,754	$8,138,121

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2007	October 31, 2006	October 31, 2005

Supplemental Cash Flow Information

Interest paid net of capitalized interest (2007 $1,472,333; 2006 $0; 2005 $125,126)	$977,468	$1,176,211	$1,507,651

Supplemental Disclosure of Noncash Operating Investing and Financing Activities

Construction in process in accounts payable	$1,940,026	$1,170,423	$—

Land improvement acquired through issuance of note payable	$242,723	$—	$—

Investment acquired through issuance of note payable	$—	$233,784	$—

Deferred revenue received through grant receivable	$2,683,398	$—	$—

Debt issuance costs amortized to construction in process	$73,186	$—	$—

Conversion of construction loan to long term debt	$—	$—	$28,952,768

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC, (an Iowa Limited Liability Company) is approximately a 110 million gallon annual production ethanol plant, following completion of our expansion, near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States. In April 2006, the Company’s began construction to double the production capacity, which was substantially completed in June 2007.

Organization

The Company is organized as an Iowa limited liability company.  The members’ liability is limited as specified in the Company’s operating agreement and pursuant to the Iowa Limited Liability Company Act.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Cash and Equivalents

The Company’s cash balances are maintained in bank depositories and periodically exceed federally insured limits.

Receivables

Credit sales are made primarily to two customers and no collateral is required.  The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the collectability of those accounts.

Commodity Credit Corporation Bioenergy Program

In August 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture.  This program enabled the Company to receive payments based on increases in number of bushels of corn used in ethanol production from the previous year for up to $7,500,000 per year.  The Company recorded other income from the program for the years ended October 31, 2006 and 2005 of approximately $220,000 and $4,784,000, respectively. The final program payment under this Program was made during the year ended October 31, 2006.

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

Restricted cash

The Company has a restriction on a specific account with a bank that is restricted in use for the repayment of long-term debt.  The balance in this account has been treated as a non-current asset due to this restriction.

Investments

The Company has less than a 20% investment interest in four unlisted companies in related industries.  These investments are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account.

The fiscal year of Renewable Products Marketing Group, LLC (RPMG) ends on September 30 and the fiscal year of RPMG Holdings, LLC, Absolute Energy, LLC and Homeland Energy Solutions, LLC ends on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for RPMG and RPMG Holdings is based on September 30, 2007 and Absolute Energy is based on December 31, 2006. Homeland Energy Solutions is a development stage companies with primarily cash and equity and has not had a year end since the Company invested.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment to the customer or when the customer picks up the goods. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.  Interest income is recognized as earned.

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 8%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of October 31, 2007 the grant receivable was approximately $2,628,000 and the corresponding deferred revenue was approximately $2,147,000.

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

As part of its trading activity, the Company uses futures and option contracts through regulated commodity exchanges to manage its risk related to pricing of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas purchases are included as a component of cost of goods sold and derivative contracts related to ethanol sales are included as a component of revenues in the accompanying financial statements.  The fair values of contracts entered through commodity exchanges are presented on the accompanying balance sheet as derivative instruments.

Net income per unit

Basic and diluted earnings per unit are computed using the weighted-average number of A and B units outstanding during the period.

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded for the years ending October 31, 2007, 2006 and 2005 for environmental liabilities.

Deferred Compensation Plan

The Company established a deferred compensation plan for employees and management under a bonus and bonus unit plan.  Costs of the plan are amortized over the vesting period, which ranges from zero to five years from the grant date.  The liability under the plan is recorded at fair market value on the balance sheet based on the market price of the Company’s units as of October 31, 2007 and 2006, respectively.

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

Reclassification

Certain items have been reclassified within the 2005 and 2006 financial statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the October 31, 2007 financial statements.

New accounting pronouncement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.

Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning November 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s financial statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (FAS 160).” FAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which corresponds to the Company’s year beginning November 1, 2009.

There are no recently issued accounting pronouncements that are expected to have a material impact on the Company.

2.              INVENTORY

Inventory consisted of the following:

	October 31, 2007	October 31, 2006
Raw Materials	$2,557,345	$1,308,781
Work in Process	792,165	377,131
Finished Goods	1,155,584	193,654
Totals	$4,505,094	$1,879,566

3.              INVESTMENTS

Condensed financial information of the investments is as follows (in 000’s), except for Homeland Energy Solutions which is a development stage company with primarily cash and equity.

	RPMG		RPMG Holdings	Absolute Energy
	9/30/07	9/30/06	9/30/07	12/31/06
Current Assets	$98,493	80,893	$2,302	$41,804
Other Assets	404	2,918	8,767	37,042
Current Liabilities	101,399	72,982	—	11,684
Long-term Debt	—	1,841	—	346
Members’ Equity (Deficit)	(2,503)	8,987	11,069	66,815
Revenue	1,546,431	1,197,132	11	—
Net Income (Loss)	(6,392)	4,080	5,509	884

4.              BANK FINANCING

The Company has a Credit Agreement for up to $30,000,000 term loan and a line of credit with available borrowings up to $20,000,000.  Interest on the line of credit is charged at the prime rate plus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth (8.1% at October 31, 2007).    Interest on the term loan remains variable until such time as the Company selects to convert it to a fixed rate based on prime minus a rate based on the ratio of the Company’s debt to tangible net worth (8.1% at October 31, 2007).  The credit agreement matures August 2017.

Borrowings under the Credit Agreement are secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.  Restrictions limit distributions to 65% of net income, provided certain financial ratios are maintained and require the Company to maintain a restricted cash account until all construction costs are paid or if the Company does not maintain a certain tangible net worth ratio.

Long-term debt consists of the following as of October 31:

	2007	2006
Term loan due in monthly installments of $369,441 including interest	$29,832,934	$—

Line of credit due in full August 2017	10,300,000	—

Other notes payable	484,702	283,333

Refinanced term loan	—	15,561,073
	40,617,636	15,844,406
Less amounts due within one year	2,049,822	5,490,584

Total	$38,567,814	$10,353,822

The estimated maturities of long-term debt at October 31, 2007 are as follows:

2007
2008	$2,049,822
2009	2,233,200
2010	2,425,485
2011	2,634,476
2012	2,856,867
Thereafter	28,417,786

Total	$40,617,636

5.              MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units.  Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units.  The Company is authorized to issue up to 100,000,000 membership units, without respect to class.  No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding.  Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution.  As of October 31, 2007 and October 31, 2006 the Company had 23,540,000 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

6.              RELATED PARTY TRANSACTIONS

There are two members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the years ended October 31, 2007, 2006 and 2005 from these companies totaled approximately $50,896,000, $22,428,000 and $17,517,000 respectively.

As of October 31, 2007 and 2006, the Company has approximately $998,000 and $962,000, respectively, in payables to its contractor, who is also a member, for the construction of the plant expansion.

7.              LEASE OBLIGATIONS

The Company has three leases for equipment over terms of 4 to 10 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the lease.   Rent expense for operating leases for the fiscal year ending October 31, 2007, 2006 and 2005 was approximately $860,000, $290,000 and $390,000, respectively.

At October 31, 2007 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2007
2008	$1,387,000
2009	1,278,000
2010	1,224,000
2011	1,224,000
2012	559,000
Total lease commitments	$5,672,000

8.              EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $64,000, $48,000 and $42,000 during the years ended October 31, 2007, 2006 and 2005, respectively.

During 2006, the Company adopted a deferred compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds had a five year vesting schedule.  During the years ended October 31, 2007 and 2006 the Company recorded approximately $72,000 and $192,000 respectively, as compensation expense related to this plan.  At October 31, 2007, the Company has approximately $410,000 to be recognized as compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of October 31, 2007.  At October 31, 2007, the Company had approximately 3,000 vested and 96,000 unvested equivalent units outstanding under this plan.

9.              SELF-INSURANCE

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

10.       COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $238,000, $185,000 and $327,000 in marketing fees for the years ended October 31, 2007, 2006 and 2005, respectively.  The marketing fees are presented net in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the years ended October 31, 2007, 2006 and 2005, net sales to that customer were approximately $137,779,000, $110,803,000 and $63,827,000, respectively.  At October 31, 2007 and 2006 amounts due from this customer included in receivables was approximately $2,477,000 and $6,069,000, respectively.

Distiller grain marketing agreement and major customer

The Company has entered into a marketing agreement with an international marketing company for the exclusive rights to market all of the distiller grains produced by the Company.  The Company has given notice of termination under this agreement which will terminate on December 8, 2007.  The Company paid approximately $315,000, $261,000 and $181,000 in marketing fees for the years ended October 31, 2007, 2006 and 2005, respectively.  The marketing fees are presented net in revenues.

The Company sold 100% of its distiller’s grain product under this marketing agreement.  During the years ended October 31, 2007, 2006 and 2005, net sales to that customer were approximately $17,598,000, $11,412,000 and $8,812,000, respectively.  At October 31, 2007 and 2006, amounts due from this customer included in receivables were approximately $942,000 and $641,000, respectively.

On November 13, 2007, the Company executed a Distiller’s Grains Marketing Agreement with a non related party for an initial term of seven months, renewable for successive one year periods following the end of the initial term.

Process Improvement

The Company has two process improvement contracts with a total estimated cost of approximately $2,260,000 of which approximately $1,316,000 has been incurred through October 31, 2007.  The project is estimated to be completed in October 2008.

11.       RISK MANAGEMENT

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

At October 31, 2007 and 2006 the fair value of derivative assets of approximately $341,000 and $3,278,000, respectively, are classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) are as follows:

	2007	2006	2005
Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts	$(1,924,000)	$3,575,000	$(529,000)

Net realized and unrealized gains (losses) included in revenues as related to sales contracts	—	(8,455,000)	(1,126,000)

The Company has partially hedged their exposure with forward and futures contracts related to corn through March 2008.  Unrealized gains and losses on forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.

At October 31, 2007, the Company had outstanding commitments to purchase approximately $2,955,000 of natural gas through February 2008 and $49,884,000 of corn through March 2008, of which approximately $36,170,000 is with related parties.  The Company has also entered into basis contracts for approximately $872,000 of denaturant through December 2007.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2007.  Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of October 31, 2007 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

                None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2008 Annual Meeting of Members to be filed with the Securities and Exchange Commission on the same day as this 10-K.  This proxy statement is referred to in this report as the 2008 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2008 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2008 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                 Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

The financial statements appear beginning at page 40 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

3.2	Third Amended and Restated Operating Agreement of the registrant	X

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

10.1	VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note dated October 14, 2004 between the registrant and the Iowa Department of Economic Development.		Exhibit 10.1 to the registrant’s Form 10-KSB filed with the Commission on January 31, 2005.

10.2	Track Expansion Proposal Letter from Kelly-Hill Company to registrant dated January 28, 2005.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2005.

10.3	Resolution of the board of directors dated May 23, 2005.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on September 14, 2005.

10.4	Redemption Agreement dated January 31, 2006 between the registrant and Fagen Energy, LLC.		Exhibit 10.9 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.5	Amended and Restated Revolving Credit Note dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.8 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.6	Second Amendment to the January 16, 2004 Credit Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.7 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.7

First Amendment to Future Advance Mortgage and Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.

Exhibit 10.6 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.8	Promissory Note dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.5 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.9	Future Advance Mortgage dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.10	Security Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.11	Credit Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.2 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.12	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2006.

10.13	Design-Build Agreement dated January 30, 2006 between the registrant and Fagen, Inc.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on September 13, 2006.

10.14	Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.15	First Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.16	Second Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.17	Third Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.18	First Amendment to the Credit Agreement with Home Federal Savings Bank dated August 1, 2007.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 13, 2007

10.19	Distillers Grains Marketing Agreement with Hawkeye Gold, LLC dated November 13, 2007. +	X

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2004.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	January 15, 2008	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	January 15, 2008	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 15, 2008	/s/ Dave Sovereign
Dave Sovereign, Chairman

Date:	January 15, 2008	/s/ Jim Boeding
Jim Boeding, Director

Date:	January 15, 2008	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date:	January 15, 2008	/s/ Steve Eastman
Steve Eastman, Director

Date:	January 15, 2008	/s/ Bernard Retterath
Bernard Retterath, Director

Date:	January 15, 2008	/s/ Stan Laures
Stan Laures, Director

Date:	January 15, 2008	/s/ Jerry Calease
Jerry Calease, Director

Date:	January 15, 2008	/s/ Marion Cagley
Marion Cagley, Director

Date:	January 15, 2008	/s/ Steve Core
Steve Core, Director

Date:	January 15, 2008	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	January 15, 2008	/s/ Duane Lynch
Duane Lynch, Director

Date:	January 15, 2008	/s/ Steve Sukup
Steve Sukup, Director