Form 10-Q
period 2008-01-31
GOLDEN GRAIN ENERGY
filed 2008-03-11
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to               .

COMMISSION FILE NUMBER 000-51177

GOLDEN GRAIN ENERGY, LLC

(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State of incorporation of incorporation or organization))	(I.R.S. Employer Identification No.)

1822 43rd Street SW, Mason City, Iowa	50401
(Address of principal executive offices)	(Zip code)

(641) 423-8525

(Registrant’s telephone number, including area code)

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

As of March 1, 2008, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

	January 31, 2008	October 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and equivalents	$1,149,959	$1,832,115
Accounts receivable	8,071,791	3,420,275
Other receivables	502,525	518,696
Derivative instruments	3,057,579	340,667
Due from broker	—	343,493
Inventory	3,899,817	4,505,094
Prepaid expenses and other	982,029	563,595
Total current assets	17,663,700	11,523,935

Property and Equipment
Land and land improvements	11,241,675	11,241,675
Building and grounds	24,866,370	24,866,370
Grain handling equipment	8,471,248	8,600,452
Office equipment	263,343	263,343
Plant and process equipment	58,342,545	57,372,551
Construction in progress	7,606,951	5,825,562
	110,792,132	108,169,953
Less accumulated depreciation	14,761,289	13,083,686
Net property and equipment	96,030,843	95,086,267

Other Assets
Restricted cash	2,056,286	2,036,539
Investments	10,143,316	10,173,029
Grant receivable, net of current portion	2,151,692	2,269,893
Debt issuance costs, net of accumulated amortization (2008 $46,359; 2007 $37,666)	330,305	338,998
Total other assets	14,681,599	14,818,459

Total Assets	$128,376,142	$121,428,661

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

	January 31, 2008	October 31, 2007
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion long-term debt	$2,092,892	$2,049,822
Accounts payable	5,673,566	6,858,104
Accrued expenses	1,044,025	997,500
Due to broker	1,468,825	—
Deferred revenue	362,982	357,813
Total current liabilities	10,642,290	10,263,239

Long-term Liabilities
Deferred compensation	156,493	123,350
Long-term debt, net of current maturities	30,726,762	38,567,814
Deferred revenue, net of current portion	1,740,954	1,789,231
Total long-term liabilities	32,624,209	40,480,395

Commitments and Contingencies

Members’ Equity	85,109,643	70,685,027

Total Liabilities and Members’ Equity	$128,376,142	$121,428,661

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2008	January 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$64,608,444	$32,791,027

Cost of Goods Sold	48,718,888	22,571,210

Gross Profit	15,889,556	10,219,817

Operating Expenses	647,359	717,651

Operating Income	15,242,197	9,502,166

Other Income (Expense)
Interest income	29,259	84,937
Interest expense	(817,127)	(49,614)
Equity in net (loss) of investments	(29,713)	—

Total	(817,581)	35,323

Net Income	$14,424,616	$9,537,489

Basic & diluted net income per unit	$0.59	$0.39

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000

Distributions Per Unit	$—	$0.90

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2008	January 31, 2007

Cash Flows from Operating Activities
Net income	$14,424,616	$9,537,489
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,686,296	1,053,600
Unrealized loss (gain) on risk management activities	(2,716,912)	199,076
Amortization of deferred revenue	(43,108)	—
Accretion of interest on grant receivable	(48,978)	—
Undistributed losses from investments	29,713	—
Realized loss on sale of fixed assets	—	17,318
Deferred compensation expense	33,143	—
Change in assets and liabilities
Accounts receivable	(4,651,516)	4,233,403
Inventory	605,277	(52,672)
Due to broker	1,812,318	—
Prepaid expenses and other	(397,094)	(152,477)
Accounts payable	73,295	(1,208,130)
Accrued expenses	46,525	(126,004)
Net cash provided by operating activities	10,853,575	13,501,603

Cash Flows from Investing Activities
Capital expenditures	(3,880,012)	(13,102,124)
(Increase) in restricted cash	(19,747)	(43,620)
Purchase of investments	—	(5,015,000)
Net cash (used in) investing activities	(3,899,759)	(18,160,744)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	—	2,070,375
Payments for long-term debt	(7,797,982)	780,050
Proceeds from long-term debt	—	15,000,000
Distribution to members	—	(22,014,000)
Payments received on grant receivable	162,010	—
Payments for debt issuance costs	—	(205,973)
Net cash (used in) in financing activities	(7,635,972)	(4,369,548)

Net (Decrease) in Cash and Equivalents	(682,156)	(9,028,689)

Cash and Equivalents – Beginning of Period	1,832,115	9,066,754

Cash and Equivalents – End of Period	$1,149,959	$38,065

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2008	January 31, 2007
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid net of capitalized interest (2008 $0; 2007 $247,949)	$837,041	$272,681

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$682,193	$513,948

Land improvement acquired through issuance of note payable	—	242,723

Investment acquired through issuance of note payable	—	4,500,000

Deferred revenue received through grant receivable	—	2,683,398

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

January 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2007, contained in the Company’s annual report on Form 10-K for 2007.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC is approximately a 110 million gallon annual production ethanol plant, following completion of our expansion in June 2007, near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States.

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

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

January 31, 2008

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

Reclassification

Certain items have been reclassified within the 2007 financial statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the January 31, 2008 financial statements.

2.              INVENTORY

Inventory consisted of the following:

	January 31, 2008	October 31, 2007
Raw Materials	$1,377,641	$2,557,345
Work in Process	1,172,519	792,165
Finished Goods	1,349,657	1,155,584
Totals	$3,899,817	$4,505,094

3.              BANK FINANCING

The Company has a Credit Agreement for up to $30,000,000 term loan and a line of credit with available borrowings up to $20,000,000.  Interest on the line of credit is charged at the prime rate plus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth.    Interest on the term loan remains variable until such time as the Company selects to convert it to a fixed rate based on prime minus a rate based on the ratio of the Company’s debt to tangible net worth.  As of January 31, 2008, the Company had $3,000,000 outstanding on this line of credit and approximately $29,346,000 outstanding on the term loan each with an interest rate of 8.1% that was reduced to 5.85% on March 1, 2008 pursuant to the credit agreement.  The credit agreement matures August 2017.

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

As of January 31, 2008 the Company has other notes payable outstanding of approximately $474,000

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

January 31, 2008

4.              RELATED PARTY TRANSACTIONS

There are two members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the three months ended January 31, 2007 and 2006 from these companies totaled approximately $18,291,000 and $5,752,000 respectively.

As of January 31, 2008 and October 31, 2007 the Company has approximately $498,000 and $998,000, respectively, in payables to its contractor, who is also a member, for the construction of the plant expansion.

5.              EMPLOYEE BENEFIT PLANS

The Company has a deferred compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds has a five year vesting schedule.  During the three months ended January 31, 2008 and 2007 the Company recorded approximately $33,000 and $17,000 respectively, as compensation expense related to this plan.  At January 31, 2008 and October 31, 2007, the Company has approximately $396,000 and $410,000 to be recognized as compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of January 31, 2008.  At January 31, 2008, the Company had approximately 3,000 vested and 96,000 unvested equivalent phantom units outstanding under this plan.

6.              COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $147,000 and $38,000 in marketing fees for the three months ended January 31, 2008 and 2007 respectively.  The marketing fees are presented net in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the three months ended January 31, 2008 and 2007 net sales to that customer were approximately $54,277,000 and $29,502,000, respectively.  At January 31, 2008 amounts due from this customer included in receivables was approximately $6,605,000.

Distiller grain marketing agreement and major customer

The Company terminated its marketing agreement with an international marketing company effective December 8, 2007 and on November 13, 2007 executed a Distiller’s Grains Marketing Agreement with a non related party for an initial term of seven months, renewable for successive one year periods following the end of the initial term. Under the new agreement, the Company paid approximately $91,000 and $0 in marketing fees for the three months ended January 31, 2008 and 2007, respectively.  The marketing fees are presented net in revenues.

The Company will sell 100% of its distiller’s grain product under this marketing agreement.  During the three months ended January 31, 2008 and 2007, net sales to that customer were approximately $5,954,000 and $0, respectively.  At January 31, 2008 and October 31, 2007, amounts due from this customer included in receivables were approximately $1,353,000 and $0, respectively.

Process Improvement

The Company has two process improvement contracts with a total estimated cost of approximately $2,260,000 of which approximately $1,427,000 has been incurred through January 31, 2008.  The project is estimated to be completed in October 2008.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

January 31, 2008

7.              RISK MANAGEMENT

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

At January 31, 2008 and October 31, 2007 the fair value of derivative assets was approximately $3,058,000 and $341,000 respectively, and are classified as derivative instruments on the balance sheet.  Net realized and unrealized gains are as follows:

	January 31, 2008	January 31, 2007
Net realized and unrealized gains included in costs of goods sold as related to purchase contracts	$3,064,000	$2,506,000

The Company has partially hedged their exposure with forward and futures contracts related to corn through July 2008.  Unrealized gains and losses on forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.

At January 31, 2008, the Company had outstanding commitments to purchase approximately $2,193,000 of natural gas through March 2008 and $54,836,000 of corn through December 2008, of which approximately $33,826,000 is with related parties.

8.              SUBSEQUENT EVENT

On February 1, 2008, the board of directors declared a cash distribution of $0.25 per membership unit to the holders of Class A and Class B units of record at the close of business on February 1, 2008, for a total distribution of $6,115,000.

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

•	Changes in the availability and price of corn;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants built in close proximity to our ethanol facility in north central Iowa;
•	Competition from alternative fuel additives;
•	Changes in interest rates or the availability of credit;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in legislation including the Renewable Fuel Standard; and
•	Our ability to retain key employees and maintain labor relations.

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

In April 2006, we commenced construction of an expansion of our existing ethanol plant to add an additional approximately 50 million gallons of ethanol production capacity.  Prior to expansion, the plant was operating at approximately 60 million gallons per year.  We completed our plant expansion in June 2007, bringing our current rate of production to approximately 110 million gallons of ethanol per year.  The total cost of our expansion is currently estimated to be $54,000,000, which includes our railroad expansion project which is not yet complete.  We anticipate the railroad expansion project will be complete during the summer of 2008.

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

Our two largest costs of production, over which we have little to no control, are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  Despite strong corn yields over the last three growing seasons, corn prices have risen due in part to additional demand from the ethanol industry.  As more ethanol production capacity comes online, we expect the price of corn to continue to rise.  Should a negative weather condition occur in the areas which supply corn to our plant, we anticipate that the price we pay per bushel of corn will significantly increase.  This would likely have a negative impact on our financial condition.  Natural gas prices fluctuate with the energy complex in general.  We expect that natural gas prices will trend higher during the winter months as seasonal demand for natural gas increases due to heating needs in the colder weather.

Results of Operations for the Three Months Ended January 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2008 and 2007:

	Quarter Ended January 31, 2008 (Unaudited)		Quarter Ended January 31, 2007 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$64,608,444	100.00	$32,791,027	100.0

Cost of Goods Sold	$48,718,888	75.4	$22,571,210	68.8

Gross Profit	$15,889,556	24.6	$10,219,817	31.1

Operating Expenses	$647,359	1.0	$717,651	2.2

Operating Income	$15,242,197	23.6	$9,502,166	29.0

Other Income (Expense)	$(817,581)	(1.3)	$35,323	0.1

Net Income	$14,424,616	22.3	$9,537,489	29.1

Revenues.  Revenues from operations for the three month period ended January 31, 2008 totaled approximately $64,608,000 resulting from the sale of ethanol and distillers grains.  In the three month period ended January 31, 2008, ethanol sales comprised approximately 84% of our revenues and distillers grains sales comprised approximately 16% percent of our revenues.  For our first fiscal quarter of 2007, ethanol sales comprised 90% of our revenue and distillers grains sales comprised 10% of our revenue. Revenues almost doubled for the fiscal quarter ended January 31, 2008, compared to the same period in 2007 primarily due to significantly increased ethanol and distillers grains production as a result of our plant expansion project.

The average ethanol sales price we received for the quarter ended January 31, 2008 was approximately 2% lower than our average ethanol sales price for the comparable 2007 period.  Ethanol prices have recently trended upwards from low ethanol prices we experienced in the latter part of our 2007 fiscal year.  Management expects ethanol prices to remain higher in the short-term as compared to historical averages.  However, management expects that ethanol prices may fall during the middle of our fiscal year 2008, similar to the decreases experienced in fiscal year 2007.  Management believes the price of ethanol will be affected by the changes in gasoline demand that occur during the year, with increased ethanol prices during peak demand seasons.  Further, management believes the price of ethanol will continue to be affected by increases in ethanol supply.  According to the Renewable Fuels Association, as of March 4, 2008, there were 143 ethanol plants in operation nationwide with the capacity to produce more than 8 billion gallons of ethanol annually.  An additional 58 new plants and 7 expansions are currently under construction, which may add an additional estimated 5.3 billion gallons of annual ethanol production capacity.  While we anticipate that demand for ethanol will continue to increase as a result of certain ethanol use mandates and other market factors that positively affect demand for ethanol, unless the new supply of ethanol is equally met with demand, downward pressure on ethanol prices could occur.  Our financial condition may be negatively affected by decreases in the selling price of ethanol.  This is especially true during times when corn prices are high which would lead to increases in our cost of goods sold.

The price we received for our distillers grains increased significantly during our fiscal quarter ended January 31, 2008 compared to the same period of 2007.  The average selling price for our dried distillers grains during the first quarter of 2008 increased approximately 70% compared to the first fiscal quarter of 2007.  Additionally, the selling price for our wet distillers grains increased by approximately 80% in our first fiscal quarter of 2008 compared to the same period of 2007.  We anticipate that this increase in the selling price of distillers grains is a result of the current high corn prices and soybean meal prices.  Distillers grains are typically used as animal feed and may be substituted for corn.  We believe that future increases in the price of corn will continue to positively impact the selling price of our distillers grains.  When the price of corn increases, our cost of goods sold increases because corn costs account for a large percentage of the cost to produce ethanol.  We anticipate that increases in the selling price of distillers grains and the additional revenue we realize as a result, may partially offset the effect of higher corn prices on our cost of goods sold.  We anticipate the selling price of corn to continue to increase which we anticipate will continue to positively impact the price at which we can sell our distillers grains.  As production of ethanol increases, so does the supply of distillers grains.  We anticipate that increases in distillers grains supplies will put downward pressure on distillers grains prices and will somewhat offset the positive effect we expect from higher corn prices on the price of distillers grains

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased by the Energy Independence and Security Act of 2007 which became law in December 2007.  Currently, the RFS requires the use of 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons in 2022.  However, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels.  Grain based ethanol, such as the ethanol we produce, that may be used to meet the RFS is capped at 15 billion gallons per year starting in 2015.  Therefore, demand for corn based ethanol may not expand significantly past 15 billion gallons per year due to the cap in the RFS.  The advanced renewable fuels that can be used to satisfy the remaining gallons of the RFS include cellulosic ethanol.  Cellulosic ethanol is ethanol that is produced from cellulose, which is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Current technology makes it difficult or impossible to produce ethanol cost-effectively from cellulose.  However, the RFS and state and federal grant programs are encouraging the development of commercial cellulosic ethanol production.  Several grants were recently made for pilot projects that are attempting to produce cellulosic ethanol on a commercial scale.

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

The increase in the RFS is likely to increase both the supply and demand for ethanol.  The production capacity of the ethanol industry as of March 4, 2008 is estimated by the Renewable Fuels Association (RFA) to be more than 8 billion gallons.  According to the RFA, ethanol demand in the United States was approximately 6.5 billion gallons in 2007.  Monthly ethanol demand increased by nearly 150 million gallons between January 2007 and December 2007. The expanded RFS will likely increase demand for ethanol.  However, as demand for ethanol increases, we expect the ethanol industry to increase ethanol supply to meet this increased demand.  Increases in supply may more than offset increases in demand associated with the RFS.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be from renewable fuels by 2009.  The Iowa renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.  This could increase local demand for ethanol significantly and may increase the local price for ethanol.  However, this will also likely lead to additional ethanol production in Iowa and corresponding increased competition for raw materials in Iowa.

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

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  The National Ethanol Vehicle Coalition reports as of February 14, 2008, that there are currently approximately 1,500 retail gasoline stations supplying E85.  While the number of retail E85 suppliers increases significantly each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol as a result of E85 consumption.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn expenses and energy expenses (natural gas and electricity).  Our cost of goods sold increased from approximately $22,571,000 for the quarter ending January 31, 2007 to approximately $48,719,000 for the quarter ending January 31, 2008.  This increase in cost of goods sold is a result of increased production of ethanol and distillers grains which resulted in significantly increased corn consumption.  Additionally, the average price we paid for our corn increased during the first fiscal quarter of 2008 compared to the same period of 2007 by approximately 15%.  The increase in the average price we paid for corn significantly increased our cost of goods sold.  Our corn consumption for our first fiscal quarter of 2008 increased by approximately 87% compared to the same period of 2007.

Increases in corn exports as well as sustained domestic demand has increased total demand for corn and resulted in upward pressure on corn prices.  We anticipate that corn prices will continue to increase in the future as a result of a number of factors, including increased domestic corn demand, increased corn exports, the effect that increasing energy prices have on the price of corn, amongst other factors.  The most recent USDA statistics show that the 2007 national corn crop was the largest on record.  USDA statistics indicate that 13.1 billion bushes of corn were harvested in 2007.  USDA statistics indicate approximately 10.74 billion bushels were harvested in 2006 compared to a 2005 national corn crop of 11.11 billion bushels.  Despite this increase in the number of bushels of corn harvested in 2007, the price of corn continues to rise.  Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity”.  Any corn production shortfall during the 2008 growing season or in the future may create increased corn price volatility and will likely increase the price we pay for corn.  Should we experience drought in any given year, it may increase the selling price of corn.  Any increase in the selling price of corn will negatively impact our cost of goods sold and may decrease our net income.

Natural gas is also an important input to our manufacturing process.   We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods of time and transported greater distances than distiller grains with a higher moisture content.  This allows us to market our distillers grains to broader livestock markets, including poultry and swine markets in the continental United States.  Decisions as to where our distillers grains will be marketed are made by our distillers grains marketing company.  We anticipate increased sales of distillers grains in the export markets as the domestic supply of distillers grains continues to increase.

Our costs associated with natural gas increased approximately 89% during our first fiscal quarter of 2008 as compared to the same period of 2007.  This increase in natural gas cost is the result of our increased natural gas consumption resulting from our expanded ethanol and distillers grains production.  We increased our natural gas consumption by approximately 90% in the first fiscal quarter of 2008 compared to the same period of 2007.  However, the average price we paid for our natural gas during the first fiscal quarter of 2008 was approximately 1% lower than the average price we paid for the same period of 2007.  The net effect of our significantly increased natural gas consumption along with the slight decrease in the average price we paid for our natural gas combined to increase our total natural gas expense.

We experienced a $3,064,000 combined realized and unrealized gain for the three month period ending January 31, 2008 related to our corn and natural gas derivative instruments which decreased our cost of goods sold by the corresponding amount.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  Operating expenses for the three month period ended January 31, 2008 totaled approximately $647,000.  Operating expenses for the three month period ended January 31, 2007, totaled approximately $718,000.  The slight decrease in operating expenses from the three month period ended January 31, 2007 to the three month period ended January 31, 2008 was primarily due to a decrease in consulting fees we paid during the first fiscal quarter of 2008 compared to the same period of 2007.

Operating Income.  Operating income for the three month period ended January 31, 2008 totaled approximately $15,242,000.  Operating income for the three month period ended January 31, 2007, totaled approximately $9,502,000.  The significant increase in operating income is primarily attributable to increased revenue as a result of our increased ethanol and distillers grains production for the three month period ended January 31, 2008 compared to our revenue for the same period of 2007.  The increase in revenue was greater than the significantly higher costs of goods sold as a result of an increase in the average price we paid for corn during the first fiscal quarter of 2008 compared to the same period of 2007 which led to an increase in our operating income.

Other Income (Expense).  Our other income and expense for the three month period ended January 31, 2008 was expense of approximately $818,000, which occurred as a result of significantly higher interest expense from our expansion loans as well as a decrease in net income from our investments.  During the quarter ended January 31, 2007 the majority of our interest expense was capitalized as part of the expansion project.  Our other income and expense for the three month period ended January 31, 2007 was income of approximately $35,000 primarily consisting of the net effect of interest expense and interest income realized in the first fiscal quarter of 2007.

Changes in Financial Condition for the Three Months Ended January 31, 2008

Assets totaled approximately $128,376,000 at January 31, 2008 compared to approximately $121,429,000 at October 31, 2007.  Current assets totaled approximately $17,664,000 at January 31, 2008, an increase from approximately $11,524,000 at October 31, 2007.  The change resulted from (i) an increase in accounts receivable as a result of the increased volume of ethanol and distillers grains we produced during the first fiscal quarter of 2008 compared to our fiscal year end on October 31, 2007 and an increase in the selling price of ethanol at the end of the first fiscal quarter of 2008; and (ii) an increase in the asset value of our derivative instruments.  The effect of these increases in our current assets was offset by slightly lower cash on hand as of January 31, 2008 compared to October 31, 2007, and decreased inventory at January 31, 2008 compared to October 31, 2007.  The decrease in the current asset value of our inventory was a result of the fact that we had less corn on hand at the end of our first fiscal quarter of 2008 compared to our corn inventory on hand at our fiscal year end on October 31, 2007.

Current liabilities totaled approximately $10,642,000 at January 31, 2008 compared to approximately $10,263,000 at October 31, 2007.  This slight increase in current liabilities was as a result of the net effect of a decrease in accounts payable and approximately $1,469,000 due to our commodities broker.  The decrease in accounts payable at January 31, 2008 compared to October 31, 2007 was a result of a decrease in payable related to our expansion project.

Long-term debt, net of current maturities, totaled approximately $32,624,000 at January 31, 2008, down from approximately $40,480,000 at October 31, 2007. This decrease was primarily the result of our ongoing debt payments and $7,300,000 we repaid on our revolving loan at the end of the first fiscal quarter of 2008.

Distribution to Members

During the period of this report, our board of directors did not declare any distributions to our members.  Subsequent to the end of our first fiscal quarter of 2008, on February 1, 2008, our board of directors declared a distribution in the amount of $0.25 per membership unit for a total distribution of $6,115,000.  The distribution checks were mailed to our members on February 29, 2008.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31
	2008	2007
Net cash provided by operating activities	$10,853,575	$13,501,603
Net cash (used in) investing activities	$(3,899,759)	$(18,160,744)
Net cash (used in) financing activities	$(7,635,972)	$(4,369,548)

Cash Flow From Operations

The decrease in net cash flow provided from operating activities for the three months ended January 31, 2008 compared to three months ended January 31, 2007 was from an increase in our accounts receivable balance due to an increase in ethanol and distillers being produced during the first fiscal quarter of 2008 compared to the same period of 2007.  Additionally, we experienced a significant increase in our unrealized gain on derivative activities during the three months ended January 31, 2008 compared to the same period of 2007.

Cash Flow From Investing Activities

Our cash flow used in investing activities decreased for the three months ended January 31, 2008 compared to same period in 2007 primarily due to decreased capital expenditures.  During the three months ended January 31, 2007 we used cash flow from investing activities to invest in Homeland Energy Solutions, LLC.

Cash Flow From Financing Activities.

Our cash flow used in financing activities increased for the three months ended January 31, 2008 as compared to the same period of 2007 due to payments we made on our line of credit.

Short-Term and Long-Term Debt Sources

In November 2006, we restructured our existing debt financing and line of credit and we entered into a new credit facility for our expansion project with our primary lender Home Federal Savings Bank of Rochester, Minnesota.  Our restructured credit arrangement consists of a master credit agreement with three supplements.  The total value of the credit facility is $82,000,000; however this includes the $32,000,000 value of the initial term loan to construct the ethanol plant, which was repaid in full in July 2007.  The total new funds available following the restructured credit facility was $50,000,000, split between a new expansion term loan of $30,000,000 and a revolving line of credit of $20,000,000.  To secure this master credit agreement, we executed a mortgage on substantially all of our assets in favor of Home Federal Savings Bank in the amount of $82,000,000.

The master credit agreement supplies terms that are applicable to all three parts of the credit facility.  The terms that are specific to the original term loan, line of credit, and expansion loan are set out in three supplements to the master credit agreement.

The first supplement to the master credit agreement concerns the restructured term loan for the Company’s initial plant construction.  As of January 31, 2008, there was no outstanding principal balance of this term loan as we repaid the loan in full on July 17, 2007.

The second supplement to the master credit agreement concerns the Company’s revolving line of credit.  The amount of the revolving line of credit is $20,000,000 which is available to the Company until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of the Company’s total indebtedness to its tangible net worth.  There is an annual fee for the line of credit of $25,000.  As of January 31, 2008, the Company had $3,000,000 outstanding on this line of credit with an interest rate of 8.1% that was reduced to 5.85% on March 1, 2008, pursuant to the credit agreement.

The third supplement to the master credit agreement is a new term loan that was used to finance our plant expansion.  The amount of the expansion loan was $30,000,000.  The interest on the term loan is charged at the prime rate minus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth.  The expansion loan’s maturity date is August 1, 2017.  We started making payments on the expansion loan in October 2007 and it had a balance as of January 31, 2008 of approximately $29,346,000 with an interest rate of  8.1% that was reduced to 5.85% on March 1, 2008, pursuant to the credit agreement.

Our credit facilities are subject to variable interest rates.  Our interest rates are adjusted annually on March 1st.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

Covenants

Our credit agreements with Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  Specifically, we are required to maintain $2,000,000 in a restricted cash account.  When we pay our expansion contractor’s retainage, we will not be required to keep any amount in our restricted bank account so long as we maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we are required to deposit, on a quarterly basis, 25% of our net income into the restricted cash account until we reach the 60% threshold.  As of January 31, 2008, we had deposits in excess of $2,000,000 in a restricted account thus fulfilling the bank obligation under our loan agreement.  We have other restrictive covenants which require minimum financial ratios be maintained by the Company.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.  As of January 31, 2008, we were in compliance with all loan covenants pursuant to our credit agreements with Home Federal Savings Bank.  We expect to be in compliance with all of our loan covenants for the remaining quarters of our 2008 fiscal year.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On February 28, 2006, we received confirmation from the Iowa Department of Economic Development that the $100,000 loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of January 31, 2008 was approximately $258,000.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  The amount of the first payment was approximately $177,000.  In June 2007, we received a second payment of approximately $177,000 pursuant to this grant.  Based upon our 2006 assessment, these grants are expected to total approximately $4,000,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage multiplied by Mason City’s regular water rate ordinance.  We are in the process of negotiating an amendment to this grant as a result of our plant expansion project.  However, no amendment has yet been executed.

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

We were approved for additional incentives under the New Jobs and Income Program due to our plant expansion project.  We received an additional 5% tax credit based on our investment.  This credit is equal to approximately $1,531,000 to be amortized over 5 years.  We are also eligible for a refund of state sales taxes that we have paid and will pay for construction materials used in the expansion project and additional supplemental new jobs credits for the new jobs we have created.  These new incentives require us to create 10 jobs in addition to the 24 jobs we were already required to create under the program.  These jobs are subject to the same restrictions as the initial jobs we created for the program.  Currently, we have 9 full-time employees who meet the requirements of these programs.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the January 31, 2008 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarters ended January 31, 2008 and 2007, the Company recorded combined realized and unrealized gains for derivatives from corn and natural gas of approximately $3,064,000 and $2,506,000 respectively.  These gains are recorded in cost of goods sold.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates.  Specifically, we have approximately $32,346,000 outstanding in variable rate, long-term debt as of January 31, 2008.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distillers grains, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

         As of January 31, 2008, we had price protection in place for approximately 42% of our anticipated corn usage needs through December 2008.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for the remainder of fiscal year 2008 and into fiscal year 2009.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of January 31, 2008, we had price protection in place for approximately 59% of our anticipated natural gas needs through March 2008.  Additional price protection for fiscal year 2008 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas requirements and average ethanol price as of January 31, 2008, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2008.  As of January 31, 2008, approximately 41% of our estimated corn usage, approximately 10% of natural gas usage, and none of our anticipated ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.    The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 01/31/2008	Approximate Adverse Change to Income
Natural Gas	2,730,000	MMBTU	10%	$2,014,000
Ethanol	110,000,000	Gallons	10%	$22,684,000
Corn	24,127,000	Bushels	10%	$10,303,000

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of January 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Increases in the price of corn may reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  Despite a record corn crop that was harvested in the fall of 2007 of approximately 13.1 billion bushels, we are currently experiencing corn prices for our first fiscal quarter of 2008 that are approximately 15% higher than the corn prices we experienced in the first fiscal quarter of 2007.  This has increased our cost of goods sold.  Further, we anticipate that in near future the price we pay for corn will continue to increase significantly.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.  This may make ethanol production unprofitable.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be materially and adversely affected.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of March 4, 2008, there are 143 ethanol plants operating in the United States with capacity to produce more than 8 billion gallons of ethanol per year.  In addition, there are 57 new ethanol plants under construction and 7 plant expansions underway which together are estimated to increase ethanol production capacity by more than 5 billion gallons per year.  Excess ethanol production capacity would have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                 The following exhibits are filed as part of this report.

Filed
Exhibit No.	Exhibit	Herewith	Incorporated by Reference
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 11, 2008	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2008	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)