Form 10-Q
period 2008-04-30
GOLDEN GRAIN ENERGY
filed 2008-06-13
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2008

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

(Registrant’s telephone number)

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

As of June 1, 2008, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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
(Do not check if a smaller reporting company)

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Balance Sheets

	April 30, 2008	October 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and equivalents	$11,695	$1,832,115
Accounts receivable	11,876,100	3,420,275
Other receivables	622,943	518,696
Derivative instruments	2,998,611	340,667
Due from broker	551,861	343,493
Inventory	5,956,166	4,505,094
Prepaid expenses and other	843,280	563,595
Total current assets	22,860,656	11,523,935

Property and Equipment
Land and land improvements	11,252,348	11,241,675
Building and grounds	24,866,370	24,866,370
Grain handling equipment	8,557,997	8,600,452
Office equipment	263,343	263,343
Plant and process equipment	59,669,125	57,372,551
Construction in progress	8,338,814	5,825,562
	112,947,997	108,169,953
Less accumulated depreciation	16,789,302	13,083,686
Net property and equipment	96,158,695	95,086,267

Other Assets
Restricted cash	2,071,371	2,036,539
Investments	11,212,419	10,173,029
Grant receivable, net of current portion	2,200,005	2,269,893
Debt issuance costs, net of accumulated amortization (2008 $55,051; 2007 $37,666)	321,613	338,998
Total other assets	15,805,408	14,818,459

Total Assets	$134,824,759	$121,428,661

Notes to Financial Statements are an integral part of this Statement.

	April 30, 2008	October 31, 2007
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Outstanding checks in excess of bank balance	$276,628	$—
Current portion long-term debt	2,142,661	2,049,822
Accounts payable	7,283,590	6,858,104
Accrued expenses	837,587	997,500
Due to broker	864,059	—
Deferred revenue	362,982	357,813
Total current liabilities	11,767,507	10,263,239

Long-term Liabilities
Deferred compensation	171,614	123,350
Long-term debt, net of current maturities	28,624,560	38,567,814
Deferred revenue, net of current portion	1,697,180	1,789,231
Total long-term liabilities	30,493,354	40,480,395

Commitments and Contingencies

Members’ Equity	92,563,898	70,685,027

Total Liabilities and Members’ Equity	$134,824,759	$121,428,661

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Operations

	Three Months Ended	Three Months Ended
	April 30, 2008	April 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$72,786,518	$33,721,324

Cost of Goods Sold	58,100,302	29,546,527

Gross Profit	14,686,216	4,174,797

Operating Expenses	744,938	756,487

Operating Income	13,941,278	3,418,310

Other Income (Expense)
Interest income	22,730	54,615
Interest expense	(533,751)	(8,993)
Equity in net income of investments	138,998	89,857

Total	(372,023)	135,479

Net Income	$13,569,255	$3,553,789

Basic & diluted net income per unit	$0.55	$0.15

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000

Distributions Per Unit	$0.25	$—

Notes to Financial Statements are an integral part of this Statement.

	Six Months Ended	Six Months Ended
	April 30, 2008	April 30, 2007
	(Unaudited)	(Unaudited)

Revenues	$137,394,962	$66,512,351

Cost of Goods Sold	106,819,190	52,117,737

Gross Profit	30,575,772	14,394,614

Operating Expenses	1,392,297	1,474,138

Operating Income	29,183,475	12,920,476

Other Income (Expense)
Interest income	51,989	139,552
Interest expense	(1,350,878)	(58,607)
Equity in net income of investments	109,285	89,857

Total	(1,189,604)	170,802

Net Income	$27,993,871	$13,091,278

Basic & diluted net income per unit	$1.14	$0.54

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000

Distributions Per Unit	$0.25	$0.90

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2008	April 30, 2007

Cash Flows from Operating Activities
Net income	$27,993,871	$13,091,278
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,723,001	2,072,086
Unrealized loss (gain) on risk management activities	(2,657,944)	4,035,793
Amortization of deferred revenue	(86,882)	(13,315)
Accretion of interest on grant receivable	(97,291)	—
Undistributed losses (earnings) from investments	(109,285)	(89,857)
Deferred compensation expense	48,264	48,075
Change in assets and liabilities
Accounts receivable	(8,455,825)	2,048,330
Inventory	(1,451,072)	(215,158)
Due to (from) broker	655,691	(1,975,063)
Prepaid expenses and other	(378,763)	(711,313)
Accounts payable	1,751,985	1,214,930
Accrued expenses	(159,913)	110,034
Net cash provided by operating activities	20,775,837	19,615,820

Cash Flows from Investing Activities
Capital expenditures	(6,104,543)	(22,810,776)
(Increase) in restricted cash	(34,832)	(86,262)
Purchase of investments	(930,105)	(5,015,000)
Net cash (used in) investing activities	(7,069,480)	(27,912,038)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	276,628	—
Payments for long-term debt	(9,850,415)	(4,375,031)
Proceeds from long-term debt	—	26,800,000
Distribution to members	(6,115,000)	(22,014,000)
Payments received on grant receivable	162,010	—
Payments for debt issuance costs	—	(208,345)
Net cash provided by (used in) in financing activities	(15,526,777)	202,624

Net (Decrease) in Cash and Equivalents	(1,820,420)	(8,093,594)

Cash and Equivalents – Beginning of Period	1,832,115	9,066,754

Cash and Equivalents – End of Period	$11,695	$973,160

Notes to Financial Statements are an integral part of this Statement.

	Six Months Ended	Six Months Ended
	April 30, 2008	April 30, 2007
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid net of capitalized interest (2008 $0; 2007 $708,615)	$1,461,964	$820,855

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$613,527	$4,404,744

Land improvement acquired through issuance of note payable	—	242,723

Investment acquired through issuance of note payable	—	4,500,000

Deferred revenue received through grant receivable	—	2,683,398

Debt issuance costs amortized to construction in process	—	51,536

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2008

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

April 30, 2008

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

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements.  The fair values of contracts entered through commodity exchanges are presented on the accompanying balance sheet as derivative instruments.

Net income per unit

Basic and diluted earnings per unit are computed using the weighted-average number of A and B units outstanding during the period.

Reclassification

Certain items have been reclassified within the 2007 financial statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the April 30, 2008 financial statements.

2.              INVENTORY

Inventory consisted of the following:

	April 30, 2008	October 31, 2007
Raw Materials	$3,983,153	$2,557,345
Work in Process	1,302,711	792,165
Finished Goods	670,302	1,155,584
Totals	$5,956,166	$4,505,094

3.              BANK FINANCING

The Company has a Credit Agreement for up to $30,000,000 term loan and a line of credit with available borrowings up to $20,000,000.  Interest on the line of credit is charged at the prime rate minus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth.    Interest on the term loan remains variable until such time as the Company selects to convert it to a fixed rate based on prime minus a percentage that is calculated based on the ratio of the Company’s debt to tangible net worth.  As of April 30, 2008, the Company had $1,500,000 outstanding on this line of credit and approximately $28,806,000 outstanding on the term loan each with an interest rate of 5.85%.  The credit agreement matures August 2017.

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

As of April 30, 2008 the Company has other notes payable outstanding of approximately $461,000.

As of April 30, 2008 the Company was out of compliance with bank covenants due to an investment and sale of an asset.  The lender has waived compliance for these violations.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2008

4.              RELATED PARTY TRANSACTIONS

There are two members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the three and six months ended April 30, 2008 totaled approximately $20,925,000 and $39,216,000 respectively.  During the three and six months ended April 30, 2007 totaled approximately $9,014,000 and $14,766,000, respectively.

As of April 30, 2008 and October 31, 2007 the Company has approximately $498,000 and $998,000, respectively, in payables to its contractor, who is also a member, for the construction of the plant expansion.

5.              EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds has a five year vesting schedule.  During the three and six months ended April 30, 2008 the Company recorded approximately $15,000 and $48,000 respectively, as compensation expense related to this plan.  During the three and six months ended April 30, 2007, the Company recorded approximately $24,000 and $48,000 respectively as compensation expense related to this plan.  At April 30, 2008 and October 31, 2007, the Company has approximately $356,000 and $410,000 to be recognized as compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of April 30, 2008.  At April 30, 2008, the Company had approximately 3,000 vested and 96,000 unvested equivalent phantom units outstanding under this plan.

6.              COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $112,000 and $259,000 in marketing fees for the three and six months ended April 30, 2008.  For the three and six months ended April 30, 2007, the Company paid approximately $38,000 and $76,000, respectively.  The marketing fees are presented net in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the three and six months ended April 30, 2008, net sales to that customer were approximately $60,843,000 and $115,266,000, respectively.  During the three and six months ended April 30, 2007, net sales to that customer were approximately $30,173,000 and $59,675,000, respectively.  At April 30, 2008 amounts due from this customer included in receivables was approximately $10,321,000.

Distiller grain marketing agreement and major customer

The Company terminated its marketing agreement with an international marketing company effective December 8, 2007 and on November 13, 2007 executed a Distiller’s Grains Marketing Agreement with a non related party for an initial term of seven months, renewable for successive one year periods following the end of the initial term. Under the new agreement, the Company paid approximately $208,000 and $300,000 in marketing fees for the three and six months ended April 30, 2008, respectively, and $0 for the corresponding periods of 2007.  The marketing fees are presented net in revenues.

The Company will sell 100% of its distiller’s grain product under this marketing agreement.  During the three and six months ended April 30, 2008 net sales to that customer were approximately $10,831,000 and $16,629,000, respectively and $0 for the corresponding periods of 2007.  At April 30, 2008 and October 31, 2007, amounts due from this customer included in receivables were approximately $1,362,000 and $0, respectively.

GOLDEN GRAIN ENERGY, LLC

Notes to Financial Statements

(Unaudited)

April 30, 2008

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk.  Exchange-traded futures contracts are valued at market price.  Changes in market price of contracts related to corn and natural gas are recorded in cost of goods sold and changes in market prices of contracts related to sale of ethanol are recorded in revenues.

At April 30, 2008 and October 31, 2007 the fair value of derivative assets was approximately $2,999,000 and $341,000 respectively, and are classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) are as follows:

	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007
Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts	$8,690,178	$(57,427)

The Company has partially hedged their exposure with forward and futures contracts related to corn through September 2008.  Unrealized gains and losses on forward contracts are deemed “normal purchases” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.

At April 30, 2008, the Company had outstanding commitments to purchase approximately $60,737,000 of corn through December 2008, of which approximately $37,395,000 is with related parties.

8.              SUBSEQUENT EVENT

On May 19, 2008, the board of directors declared a cash distribution of $0.40 per membership unit to the holders of Class A and Class B units of record at the close of business on June 1, 2008, for a total distribution of $9,784,000.

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

In April 2006, we commenced construction of an expansion of our existing ethanol plant to add an additional approximately 50 million gallons of ethanol production capacity.  Prior to expansion, the plant was operating at approximately 60 million gallons per year.  We completed our plant expansion in June 2007, bringing our current rate of production to approximately 110 million gallons of ethanol per year.  The total cost of our expansion is currently estimated to be $54,500,000, which includes our railroad expansion project which is not yet complete.  We anticipate the railroad expansion project will be complete during the summer of 2008.

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

Our two largest costs of production, over which we have little to no control, are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  Despite strong corn yields over the last three growing seasons, corn prices have risen due in part to additional demand from the ethanol industry.  As new ethanol production capacity comes online, the price of corn may continue to rise.  Additionally, due to the weakness of the United States Dollar compared to other world currencies, corn produced in the United States may be less expensive to import which may lead to increased corn exports by the United States and may increase the selling price of corn in the United States.  Should a negative weather condition occur in the areas which supply corn to our plant, including the recent flooding that has occurred in Iowa, we anticipate that the price we pay per bushel of corn will significantly increase.  This would likely have a negative impact on our financial condition.  Natural gas prices fluctuate with the energy complex in general and typically trend higher during the winter months as seasonal demand for natural gas increases due to heating needs in the colder weather.

Results of Operations for the Three Months Ended April 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2008 and 2007:

	Three Months Ended April 30, 2008 (Unaudited)		Three Months Ended April 30, 2007 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$72,786,518	100.00	$33,721,324	100.0

Cost of Goods Sold	$58,100,302	79.8	$29,546,527	87.6

Gross Profit	$14,686,216	20.2	$4,174,797	12.4

Operating Expenses	$744,938	1.0	$756,487	2.2

Operating Income	$13,941,278	19.2	$3,418,310	10.1

Other Income (Expense)	$(372,023)	(0.5)	$135,479	0.4

Net Income	$13,569,255	18.6	$3,553,789	10.5

Revenues.  Revenues from operations for the three month period ended April 30, 2008 totaled approximately $72,787,000 resulting from the sale of ethanol and distillers grains.  In the three month period ended April 30, 2008, ethanol sales comprised approximately 83% of our revenues and distillers grains sales comprised approximately 17% percent of our revenues.  For the three month period ended April 30, 2007, ethanol sales comprised approximately 89% of our revenue and distillers grains sales comprised approximately 11% of our revenue. Revenues more than doubled for the fiscal quarter ended April 30, 2008, compared to the same period in 2007 primarily due to significantly increased ethanol and distillers grains production as a result of our plant expansion project and increased ethanol and distillers grains sales prices.

The average ethanol sales price we received for the three month period ended April 30, 2008 was approximately 10% higher than our average ethanol sales price for the comparable 2007 period.  Ethanol prices have recently trended upwards from the ethanol prices we experienced in the latter part of our 2007 fiscal year.  Management expects ethanol prices to remain higher in the short-term as compared to historical averages.  Management believes that the current high gasoline prices will have a favorable impact on the sales price of ethanol.  Management believes that the high gasoline price will encourage voluntary blending of ethanol as a substitute for petroleum based gasoline due to cost saving that may be associated with such voluntary ethanol blending.  Management believes the price of ethanol will be affected by the changes in gasoline demand that occur during the year, with increased ethanol prices during peak demand seasons.  Further, management believes the price of ethanol will continue to be affected by increases in ethanol supply.  According to the Renewable Fuels Association, as of April 2, 2008, there were 147 ethanol plants in operation nationwide with the capacity to produce more than 8.5 billion gallons of ethanol annually.  An additional 55 new plants and 6 expansions are currently under construction, which may add an additional estimated 5 billion gallons of annual ethanol production capacity when they are completed.  While we anticipate that demand for ethanol will continue to increase as a result of certain ethanol use mandates and other market factors that positively affect demand for ethanol, unless the new supply of ethanol is equally met with demand, downward pressure on ethanol prices could occur.  Our financial condition may be negatively affected by decreases in the selling price of ethanol.  This is especially true during times when corn prices are high which would lead to increases in our cost of goods sold.

Our revenues also increased due to our plant expansion project.  We increased the total number of gallons of ethanol produced during the three months ended April 30, 2008 by approximately 81% compared to the same period of 2007.

The price we received for our distillers grains increased significantly during the three month period ended April 30, 2008 compared to the same period of 2007.  The average selling price for our dried distillers grains during the three month period ended April 30, 2008 increased approximately 73% compared to the second fiscal quarter of 2007.  Additionally, the average selling price for our wet distillers grains increased by approximately 31% in the three month period ended April 30, 2008 compared to the same period of 2007.  We anticipate that this increase in the selling price of distillers grains is a result of the current high corn prices and soybean meal prices.  Distillers grains are typically used as animal feed and may be substituted for corn.  Management believes that future increases in the price of corn will continue to positively impact the selling price of our distillers grains.  When the price of corn increases, our cost of goods sold increases because corn costs account for a large percentage of the cost to produce ethanol.  We anticipate that increases in the selling price of distillers grains and the additional revenue we realize as a result, may partially offset the effect of higher corn prices on our cost of goods sold.  As production of ethanol increases nationally, so does the supply of distillers grains.  We anticipate that increases in distillers grains supplies will put downward pressure on distillers grains prices and may somewhat offset the positive effect we expect from higher corn prices on the price of distillers grains.

We increased total production of distillers grains significantly during the three month period ended April 30, 2008 compared to the same period of 2007.  This increase in distillers grains production is a result of our ethanol plant’s expanded production capacity.  We increased production of dried distillers grains by approximately 123% during the three month period ended April 30, 2008 compared to the same period of 2007.  Conversely, we decreased production of wet distillers grains by approximately 18% during the three month period ended April 30, 2008 as compared to the same period of 2007.  We make decisions regarding which form of distillers grains to produce based on market factors, including demand for dried distillers grains versus wet distillers grains.  As we increase production of distillers grains, we anticipate selling an increasing percentage of our distillers grains in the dried form.  The reason for this is that as we increase production of distillers grains, more of our distillers grains will have to be shipped out of our local market.  The distillers grains that are shipped outside of our local market will need to be dried in order to provide an acceptable shelf life.

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased by the Energy Independence and Security Act of 2007 which became law in December 2007.  Currently, the RFS requires the use of 9 billion gallons of renewable fuels in 2008, increasing to 36 billion gallons in 2022.  However, the RFS requires that a significant portion of these 36 billion gallons come from “advanced” renewable fuels.  Grain based ethanol, such as the ethanol we produce, that may be used to meet the RFS is capped at 15 billion gallons per year starting in 2015.  Therefore, demand for corn based ethanol may not expand significantly past 15 billion gallons per year due to the cap in the RFS.  The advanced renewable fuels that can be used to satisfy the remaining gallons of the RFS include cellulosic ethanol.  Cellulosic ethanol is ethanol that is produced from cellulose, which is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Current technology makes it difficult or impossible to produce ethanol cost-effectively from cellulose.  However, the RFS and state and federal grant programs are encouraging the development of commercial cellulosic ethanol production.  Several grants were recently made for pilot projects that are attempting to produce cellulosic ethanol on a commercial scale.  Our ethanol plant could not be easily modified to produce cellulosic ethanol.

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

The increase in the RFS is likely to increase both the supply and demand for ethanol.  The production capacity of the ethanol industry as of April 2, 2008 is estimated by the Renewable Fuels Association (RFA) to be more than 8.5 billion gallons.  According to the RFA, ethanol demand in the United States during 2007 was approximately 6.8 billion gallons.  Monthly ethanol demand increased by nearly 150 million gallons between January 2007 and December 2007. The expanded RFS will likely continue to increase demand for ethanol.  However, as demand for ethanol increases, we expect the ethanol industry to increase ethanol supply to meet this increased demand.  Increases in supply may more than offset increases in demand associated with the RFS which may have a negative impact on the price we receive for our ethanol.

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

Demand for ethanol may remain strong as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  The National Ethanol Vehicle Coalition reports as of May 15, 2008, that there are currently more than 1,500 retail gasoline stations supplying E85.  While the number of retail E85 suppliers increases significantly each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol as a result of E85 consumption.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn expenses and energy expenses (natural gas and electricity).  This increase in cost of goods sold is a result of increased production of ethanol and distillers grains which resulted in significantly increased corn consumption.  Additionally, the average price we paid for our corn increased during the second fiscal quarter of 2008 compared to the same period of 2007 by approximately 35%.  The increase in the average price we paid for corn significantly increased our cost of goods sold.  Our corn consumption for the three month period ended April 30, 2008 increased by approximately 84% compared to the same period of 2007.

Increases in corn exports as well as sustained domestic demand has increased total demand for corn and resulted in upward pressure on corn prices.  We anticipate that corn prices will continue to increase in the future as a result of a number of factors, including increased domestic corn demand, increased corn exports, the effect that increasing energy prices have on the price of corn, the decreased value of the United States Dollar compared to other world currencies, amongst other factors.  The most recent USDA statistics show that the 2007 national corn crop was the largest on record.  USDA statistics indicate that 13.1 billion bushes of corn were harvested in 2007.  USDA statistics indicate approximately 10.74 billion bushels were harvested in 2006 compared to a 2005 national corn crop of 11.11 billion bushels.  Despite this increase in the number of bushels of corn harvested in 2007, the price of corn continues to rise.  Additionally, corn is now being viewed as an “energy commodity” as opposed to strictly a “grain commodity.”  Any corn production shortfall during the 2008 growing season or in the future may create increased corn price volatility and will likely increase the price we pay for corn.  This price volatility has recently increased as a result of the weather that has occurred in the Midwest. Additionally, should we experience drought in any given year, it may increase the selling price of corn significantly.  Any increase in the selling price of corn will negatively impact our cost of goods sold and may decrease our net income.

Natural gas is also an important input to our manufacturing process.   We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods of time and transported greater distances than distiller grains with a higher moisture content.  This allows us to market our distillers grains to broader livestock markets.  Decisions as to where our distillers grains will be marketed are made by our distillers grains marketing company.  We anticipate increased sales of distillers grains in the export markets as the domestic supply of distillers grains continues to increase.

Our costs associated with natural gas increased approximately 116% during the three month period ended April 30, 2008 as compared to the same period of 2007.  This increase in natural gas cost is primarily the result of our increased natural gas consumption resulting from our expanded ethanol and distillers grains production.  We increased our natural gas consumption by approximately 89% in the three month period ended April 30, 2008 compared to the same period of 2007.  In addition to the increase in our natural gas consumption, the average price we paid for our natural gas during the three month period ended April 30, 2008 was approximately 14% higher than the average price we paid for the same period of 2007.  This increase in natural gas consumption and the increase in the average price we paid for natural gas in the three month period ended April 30, 2008 compared to the same period of 2007 combined to significantly increase our total natural gas expense.

We experienced a $5,626,000 combined realized and unrealized gain for the three month period ending April 30, 2008 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.

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

Operating Expenses.  The slight decrease in operating expenses from the three month period ended April 30, 2007 to the three month period ended April 30, 2008 was primarily due to a decrease in personnel expense we paid during the three month period ended April 30, 2008 compared to the same period of 2007.

Operating Income.  The significant increase in operating income is primarily attributable to increased revenue as a result of our increased ethanol and distillers grains production for the three month period ended April 30, 2008 compared to our revenue for the same period of 2007.  The increase in revenue was greater than the corresponding increase in cost of goods sold that resulted from the increase in our ethanol and distillers grains production.

Other Income (Expense).  Our other expense for the three month period ended April 30, 2008 increased primarily as a result of significantly higher interest expense during that period of time compared to the same period of 2007.  We capitalized our interest during the period of time that we were constructing our plant expansion.  Since the plant expansion was not complete during the second fiscal quarter of 2007, the majority of our interest expense was not included in our other income/expense.  Now that the expansion is complete, we include this increased interest expense in our other income/expense.  Our other income for the three month period ended April 30, 2007 was primarily the result of net income and equity from our investments we realized in the three month period ended April 30, 2007.

Results of Operations for the Six Months Ended April 30, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2008 and 2007:

	Six Months Ended April 30, 2008 (Unaudited)		Six Months Ended April 30, 2007 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$137,394,962	100.00	$66,512,351	100.0

Cost of Goods Sold	$106,819,190	77.7	$52,117,737	78.4

Gross Profit	$30,575,772	22.3	$14,394,614	21.6

Operating Expenses	$1,392,297	1.0	$1,474,138	2.2

Operating Income	$29,183,475	21.2	$12,920,476	19.4

Other Income (Expense)	$(1,189,604)	(0.9)	$170,802	0.3

Net Income	$27,993,871	20.4	$13,091,278	19.7

Revenues.  Revenues from operations for the six month period ended April 30, 2008 totaled approximately $137,395,000 resulting from the sale of ethanol and distillers grains.  In the six month period ended April 30, 2008, ethanol sales comprised approximately 84% of our revenues and distillers grains sales comprised approximately 16% percent of our revenues.  For the six month period ended April 30, 2007, ethanol sales comprised 90% of our revenue and distillers grains sales comprised 10% of our revenue.  This significant increase in revenue during the six month period ended April 30, 2008 compared to the same period of 2007 was a result of the combined effect of increased ethanol and distillers grains production and prices during this period.

The average ethanol sales price we received for the six months ended April 30, 2008 was approximately 4% higher than our average ethanol sales price for the comparable six month period of 2007.  Additionally, the total gallons of ethanol produced during the six month period ended April 30, 2008 increased by approximately 83% compared to the same period of 2007.

The price we received for our distillers grains increased significantly during the six months ended April 30, 2008 compared to the same period of 2007.  The average selling price for our dried distillers grains during the first six months of 2008 increased approximately 72% compared to the same period of 2007.  Additionally, the selling price for our wet distillers grains increased by approximately 53% for the six months ended April 30, 2008 compared to the same period of 2007.

We increased production of distillers grains significantly during the six month period ended April 30, 2008 compared to the same six month period of 2007.  This increase in distillers grains production is a result of our ethanol plant’s expanded production capacity.  We increased production of dried distillers grains by approximately 95% during the six month period ended April 30, 2008 compared to the same period of 2007.  Additionally, we increased production of our wet distillers grains by approximately 3% during the six month period ended April 30, 2008 as compared to the same period of 2007.

Cost of Goods Sold.  The increase in cost of goods sold during the first six months of our 2008 fiscal year compared to the same period of 2007 was primarily a result of increased production which resulted in significantly increased corn consumption.  Additionally, the average price we paid for our corn increased during the six month period ended April 30, 2008 compared to the same period of 2007 by approximately 26%.  The increase in the average price we paid for corn significantly increased our cost of goods sold.  Our corn consumption for the six month period ended April 30, 2008 increased by approximately 86% compared to the same period of 2007.

Our costs associated with natural gas increased approximately 102% during the six month period ended April 30, 2008 as compared to the first six months of our 2007 fiscal year.  This increase in natural gas cost is primarily the result of our increased natural gas consumption resulting from our expanded production.  We increased our natural gas consumption by approximately 90% for the six month period ended April 30, 2008 compared to the same period of 2007.  Additionally, the average price we paid for natural gas increased by approximately 7% during the six month period ended April 30, 2008 compared to the same six month period of 2007.  The combined effect of significantly higher natural gas consumption and a higher average natural gas price increased our cost of goods sold attributed to natural gas costs during the first six months of our 2008 fiscal year compared to the same period of 2007.

Operating Expenses.  The decrease in operating expenses from the six month period ended April 30, 2007 to the six month period ended April 30, 2008 was primarily due to a decrease in consulting fees we paid during the first six months of 2008 compared to the same period of 2007.

Operating Income.  The significant increase in operating income during the six month period ended April 30, 2008 compared to the same period of 2007 was primarily attributable to increased revenue as a result of our increased production offset by a relatively smaller increase in cost of goods sold during the same periods.

Other Income (Expense).  Our increase in other expenses for the six month period ended April 30, 2008 occurred primarily as a result of significantly higher interest expense from our expansion loans as well as a decrease in interest income.  During the six month period ended April 30, 2007 the majority of our interest expense was capitalized as part of the expansion project.

Changes in Financial Condition for the Six Months Ended April 30, 2008

The increase in our current assets primarily resulted from (i) an increase of approximately $8,456,000 in the value of our accounts receivable; (ii) an increase of approximately $2,658,000 in the asset value of our derivative instruments; and (iii) an increase of approximately $1,451,000 in the value of our inventory.  The increase in our accounts receivable is a result of a combination of our increased production of ethanol and distillers grains and an increase in the average price we received for our ethanol and distillers grains during the six months ended April 30,

2008 compared to the October 31, 2007.  As the amount of products we sell increases and the price of those products increases, the amount of payments that become due during normal billing cycles increases.  Additionally, the asset value of our derivative instruments was higher at April 30, 2008 compared to October 31, 2007 due to favorable derivative instrument positions we held on April 30, 2008 compared to the value of the commodities underlying the derivative instruments.  The value of our inventory was higher on April 30, 2008 compared to October 31, 2007 primarily due to increases in the price of corn and not as a result of having significantly more corn on hand on April 30, 2008 compared to October 31, 2007.

Our total other assets were slightly higher at April 30, 2008 compared to October 31, 2008 as a result of increases in the value of our investments.  This increase in the value of our investments resulted from an investment we made in Corn Oil Bio-Solutions, LLC.

Our current liabilities at April 30, 2008 were slightly higher than at October 31, 2007.  This increase in current liabilities is primarily the result of increased accounts payable on April 30, 2008 compared to October 31, 2007.  This increase in accounts payable is primarily a result of the increase in the price of corn that was due to our corn vendors on April 30, 2008 as compared to October 31, 2007.  Our long-term liabilities were significantly lower on April 30, 2008 as compared to October 31, 2007.  This decrease in long-term liabilities is primarily a result of payments we made on our long-term revolving loan during the six months ended April 30, 2008.

Distribution to Members

On February 1, 2008, our board of directors declared a distribution in the amount of $0.25 per membership unit for a total distribution of $6,115,000.  The distribution checks were mailed to our members on February 29, 2008.  On May 19, 2008, subsequent to the period covered by this report, our board of directors declared a distribution in the amount of $0.40 per membership unit for a total distribution of $9,784,000.  We anticipate paying the distribution in June 2008.

Liquidity and Capital Resources

The following table shows cash flows for the six months ended April 30, 2008 and 2007:

	Six Months Ended April 30
	2008	2007
Net cash provided by operating activities	$20,775,837	$19,615,820
Net cash (used in) investing activities	$(7,069,480)	$(27,912,038)
Net cash provided by (used in) financing activities	$(15,526,777)	$202,624

Cash Flow From Operations

We experienced a slight increase in net cash provided by operating activities during the six months ended April 30, 2008 compared to the same period of 2007.  The increase in net cash provided from operating activities for the six months ended April 30, 2008 compared to six months ended April 30, 2007 was primarily a result of the significant increase in net income we experienced during 2008 partially offset by a significant increase in accounts receivable due to increased volume and selling price of our products.

Cash Flow From Investing Activities

Our cash flow used in investing activities decreased significantly for the six months ended April 30, 2008 compared to same period in 2007 primarily due to decreased capital expenditures.  During the six months ended April 30, 2007 we used a significant amount of cash for our plant expansion project.  We used cash for capital expenditures associated with our railroad expansion and some remaining payments pursuant to our expansion project during the six month period ended April 30, 2008, however, the amount of cash used was significantly less than the comparable period of 2007.  Additionally, we used approximately $5,000,000 in cash for our investment in Homeland Energy Solutions, LLC during the six months ended April 30, 2007.  During the six month period ended April 30, 2008, we used cash for an investment of approximately $930,000 for an investment we made in Corn Oil

Bio-Solutions, LLC, an entity which we are developing along with several other companies to construct a biodiesel plant adjacent to our ethanol plant.  We anticipate that several ethanol plants will be involved with the project and will provide corn oil as the feedstock to produce biodiesel.  This project is still in the development stage.

Cash Flow From Financing Activities.

We used significantly more cash for financing activities during the six months ended April 30, 2008 as compared to the same period of 2007.  The reason for this increase in financing activities was that we borrowed a significant amount on our long term debt during the six months ended April 30, 2007.  In addition, we made significant payments on our long term debt during the six months ended April 30, 2008 verses the same period of 2007.  The reason for this increase in payments for long term debt is due to the fact that we have more cash available to pay debt since our expenditures for capital projects have decreased.  We also had a relatively smaller distribution during the six month period ended April 30, 2008 as compared to the same period of 2007.

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

The first supplement to the master credit agreement concerns the restructured term loan for the Company’s initial plant construction.  As of April 30, 2008, there was no outstanding principal balance of this term loan as we repaid the loan in full on July 17, 2007.

The second supplement to the master credit agreement concerns the Company’s revolving line of credit.  The amount of the revolving line of credit is $20,000,000 which is available to the Company until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of the Company’s total indebtedness to its tangible net worth.  There is an annual fee for the line of credit of $25,000.  As of April 30, 2008, the Company had $1,500,000 outstanding on this line of credit with an interest rate of 5.85%.

The third supplement to the master credit agreement is a new term loan that was used to finance our plant expansion.  The amount of the expansion loan was $30,000,000.  The interest on the term loan is charged at the prime rate minus a percentage based on the ratio of the Company’s total indebtedness to its tangible net worth.  The expansion loan’s maturity date is August 1, 2017.  We started making payments on the expansion loan in October 2007 and it had a balance as of April 30, 2008 of approximately $28,806,000 with an interest rate of  5.85%.

Our credit facilities are subject to variable interest rates.  Our interest rates are adjusted annually on March 1st.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

Covenants

Our credit agreements with Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  During May 2008, subsequent to the date of this report, we paid the remaining amount of the retainage we were withholding from our expansion contractor.  During the period of time that we had an outstanding retainage, we were required to maintain $2,000,000 in a restricted cash account with our lender.  Now that we have paid the retainage, we are no longer required to maintain the $2,000,000 in a restricted cash account.

We will not be required to keep any amount in our restricted cash account so long as we maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we are required to deposit, on a quarterly basis, 25% of our net income into the restricted cash account until we reach the 60% threshold.

We have other restrictive covenants which require minimum financial ratios be maintained by the Company.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.  As of April 30, 2008, management believes we had two minor violations of our loan covenants due to the investment we made in Corn Oil Bio-Solutions, LLC and as a result of a small piece of property that we sold during the quarter.  Home Federal Savings Bank provided us a waiver of these covenant violations.  Other than these two issues, we expect to be in compliance with all of our loan covenants for the remaining quarters of our 2008 fiscal year.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On February 28, 2006, we received confirmation from the Iowa Department of Economic Development that the $100,000 loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of April 30, 2008 was approximately $253,000.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  The amount of the first payment was approximately $177,000.  In June 2007, we received a second payment of approximately $177,000 pursuant to this grant.  Based upon our 2006 assessment, these grants are expected to total approximately $4,000,000, which will be paid semi-annually over a 10-year period.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage multiplied by Mason City’s regular water rate ordinance.  We recently negotiated an amendment to this grant to clarify the effect of our expansion project on the grant.  Subsequent to the term of this report, this amendment was approved by Cerro Gordo County.

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

We were approved for additional incentives under the New Jobs and Income Program due to our plant expansion project.  We received an additional 5% tax credit based on our investment.  This credit is equal to approximately $1,531,000 to be amortized equally over 5 years and is passed through to our members.  We are also eligible for a refund of state sales taxes that we have paid and will pay for construction materials used in the expansion project and additional supplemental new jobs credits for the new jobs we have created.  These new incentives require us to create 10 jobs in addition to the 24 jobs we were already required to create under the program.  These jobs are subject to the same restrictions as the initial jobs we created for the program.  Currently, we have 43 full-time employees who meet the requirements of these programs.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the April 30, 2008 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarters ended April 30, 2008 and 2007, the Company recorded combined realized and unrealized gains (losses) for derivatives from corn and natural gas of approximately $5,625,911 and $(2,563,884) respectively.  These gains (losses) are recorded in cost of goods sold.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates.  Specifically, we have approximately $30,306,000 outstanding in variable rate, long-term debt as of April 30, 2008.  The specifics of each note are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short-Term and Long-Term Debt Sources.”

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

As of April 30, 2008, we had price protection in place for approximately 52% of our anticipated corn usage needs through December 2008.  As we move forward, additional protection may be necessary.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  When we move forward into the fall harvest months, additional price protection may be required to solidify our margins for the remainder of fiscal year 2008 and into fiscal year 2009.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

As of April 30, 2008, we had no price protection in place as we anticipate drops in the price of natural gas.  Additional price protection for fiscal year 2008 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of April 30, 2008, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2008.  As of April 30, 2008, approximately 35% of our estimated corn usage and none of our anticipated natural gas usage or ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.    The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 04/30/2008	Approximate Adverse Change to Income
Natural Gas	3,000,000	MMBTU	10%	$2,900,000
Ethanol	110,000,000	Gallons	10%	$25,350,000
Corn	25,500,000	Bushels	10%	$13,400,000

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of April 30, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.  The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2007, included in the Company’s Annual Report on Form 10-K.

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability.  Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry.  This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices.  Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol.  The negative perception of ethanol production may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol.  Decreases in the selling price of ethanol may have a negative effect on our financial condition.

Increases in the price of corn may reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  Despite a record corn crop that was harvested in the fall of 2007 of approximately 13.1 billion bushels, we are currently experiencing corn prices for our second fiscal quarter of 2008 that are approximately 35% higher than the corn prices we experienced in the second fiscal quarter of 2007.  This has increased our cost of goods sold.  Further, we anticipate that in near future the price we pay for corn will continue to increase significantly.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to generate income because of the higher cost of operating our plant.  This may make ethanol production unprofitable.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of April 2, 2008, there are 147 ethanol plants operating in the United States with capacity to produce more than 8.5 billion gallons of ethanol per year.  In addition, there are 55 new ethanol plants under construction and 6 plant expansions underway which together are estimated to increase ethanol production capacity by an estimated 5 billion gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual members meeting on February 15, 2008 for the purpose of electing two directors to our board of directors.  We had three nominees for the two vacant director positions.  Votes were solicited in person and by proxy.

Election of Directors

The following persons were nominated and the two nominees receiving the greatest number of votes were elected to serve on our board of directors until the 2011 annual members meeting and until their successors are duly elected and qualified:

	Votes For	Votes Against	Abstain
Jerry Calease (incumbent)	8,069,000	82,000	20,000
Marion Cagley (incumbent)	7,423,500	70,000	110,000
Kyle Wendland	2,667,500	975,500	110,000

Incumbents Jerry Calease and Marion Cagley were reelected to the board of directors for three year terms.  The other directors whose terms of office continued after the meeting are Dave Sovereign, Ron Pumphrey, Stan Laures, Steve Sukup, Steve Core, Steve Eastman, Leslie Hansen, Bernard Retterath, Jim Boeding, and Duane Lynch.

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

GOLDEN GRAIN ENERGY, LLC

Date:	June 12, 2008	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2008	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)