Form 10-Q
period 2008-07-31
GOLDEN GRAIN ENERGY
filed 2008-09-12
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2008

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 12, 2008, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

	July 31, 2008	October 31, 2007
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and equivalents	$1,577,994	$1,832,115
Accounts receivable	16,053,699	3,420,275
Other receivables	492,154	518,696
Derivative instruments	—	340,667
Due from broker	3,919,942	343,493
Inventory	8,325,655	4,505,094
Prepaid expenses and other	727,396	563,595
Total current assets	31,096,840	11,523,935

Property and Equipment
Land and land improvements	11,262,333	11,241,675
Building and grounds	24,866,370	24,866,370
Grain handling equipment	12,774,208	8,600,452
Office equipment	263,343	263,343
Plant and process equipment	61,147,471	57,372,551
Construction in progress	3,673,304	5,825,562
	113,987,029	108,169,953
Less accumulated depreciation	18,913,131	13,083,686
Net property and equipment	95,073,898	95,086,267

Other Assets
Restricted cash	—	2,036,539
Investments	10,800,800	10,173,029
Cash held for construction	3,000,000	—
Grant receivable, net of current portion	4,108,313	2,269,893
Debt issuance costs, net of accumulated amortization (2008 $63,743; 2007 $37,666)	312,921	338,998
Total other assets	18,222,034	14,818,459

Total Assets	$144,392,772	$121,428,661

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

	July 31, 2008	October 31, 2007
	(Unaudited)	(Audited)

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Current portion long-term debt	2,422,102	2,049,822
Accounts payable	7,740,570	6,858,104
Accrued expenses	1,116,802	997,500
Derivative instruments	2,196,577	—
Deferred revenue	387,932	357,813
Total current liabilities	13,863,983	10,263,239

Long-term Liabilities
Deferred compensation	196,187	123,350
Long-term debt, net of current maturities	40,652,527	38,567,814
Deferred revenue, net of current portion	3,715,097	1,789,231
Total long-term liabilities	44,563,811	40,480,395

Non-Controlling Interest	600,000	—

Commitments and Contingencies

Members’ Equity	85,364,978	70,685,027

Total Liabilities and Members’ Equity	$144,392,772	$121,428,661

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	July 31, 2008	July 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$74,595,223	$39,311,635

Cost of Goods Sold	71,424,264	36,492,076

Gross Profit	3,170,959	2,819,559

Operating Expenses	575,521	460,601

Operating Income	2,595,438	2,358,958

Other Income (Expense)
Interest income	10,015	54,772
Interest expense	(522,214)	(546,657)
Equity in net income of investments	501,841	42,584

Total	(10,358)	(449,301)

Net Income	$2,585,080	$1,909,657

Basic & diluted net income per unit	$0.11	$0.08

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000

Distributions Per Unit	$0.40	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Nine Months Ended	Nine Months Ended
	July 31, 2008	July 31, 2007
	(Unaudited)	(Unaudited)

Revenues	$211,990,185	$105,823,986

Cost of Goods Sold	178,243,454	88,609,813

Gross Profit	33,746,731	17,214,173

Operating Expenses	1,967,818	1,934,739

Operating Income	31,778,913	15,279,434

Other Income (Expense)
Interest income	62,004	194,324
Interest expense	(1,873,092)	(605,264)
Equity in net income of investments	611,126	132,441

Total	(1,199,962)	(278,499)

Net Income	$30,578,951	$15,000,935

Basic & diluted net income per unit	$1.25	$0.61

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000

Distributions Per Unit	$0.65	$0.90

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2008	July 31, 2007

Cash Flows from Operating Activities
Net income	$30,578,951	$15,000,935
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,910,895	3,734,076
Unrealized loss on risk management activities	2,537,244	4,676,214
Gain on sale of fixed assets	(37,669)	—
Amortization of deferred revenue	(134,431)	(52,244)
Accretion of interest on grant receivable	(97,291)	—
Undistributed earnings from investments	(611,126)	(132,441)
Deferred compensation expense	72,837	47,492
Change in assets and liabilities
Accounts receivable	(12,633,424)	(595,207)
Inventory	(3,820,561)	(1,886,523)
Due from broker	(3,576,449)	(5,875,045)
Prepaid expenses and other	(495,072)	(595,715)
Accounts payable	882,466	1,955,546
Accrued expenses	119,302	186,875
Net cash provided by operating activities	18,695,672	16,463,963

Cash Flows from Investing Activities
Capital expenditures	(5,946,281)	(27,449,422)
Proceeds from sale of equipment	111,501	—
Decrease in restricted cash	2,036,539	71,320
Purchase of investments	(16,645)	(5,015,000)
Increase in cash held for construction	(3,000,000)	—
Net cash (used in) investing activities	(6,814,886)	(32,393,102)

Cash Flows from Financing Activities
Payments for long-term debt	—	(5,050,847)
Proceeds from long-term debt	2,456,993	34,458,919
Distribution to members	(15,899,000)	(22,014,000)
Payments received on grant receivable	707,100	—
Payments for debt issuance costs	—	(209,518)
Contribution by non-controling interest	600,000	—
Net cash provided by (used in) in financing activities	(12,134,907)	7,184,554

Net (Decrease) in Cash and Equivalents	(254,121)	(8,744,585)

Cash and Equivalents – Beginning of Period	1,832,115	9,066,754

Cash and Equivalents – End of Period	$1,577,994	$322,169

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	July 31, 2008	July 31, 2007
	(Unaudited)	(Unaudited)

Supplemental Cash Flow Information

Interest paid net of capitalized interest (2008 $0; 2007 $1,224,384)	$1,929,023	$1,632,332

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$—	$4,006,988

Land improvement acquired through issuance of note payable	—	242,723

Deferred revenue received through grant receivable	2,090,416	2,683,398

Debt issuance costs amortized to construction in process	—	74,359

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

July 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2007, contained in the Company’s annual report on Form 10-K for 2007.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC is approximately a 110 million gallon annual production ethanol plant, following completion of our expansion in June 2007, near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States.   The Company is also a majority owner in a biodiesel production plant in the development process, near Mason City, Iowa that will be operated from corn oil supplied from ethanol plants including Golden Grain Energy, LLC.

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Golden Grain Energy, LLC and its 80% owned subsidiary, Corn Oil Bio-Solutions, LLC (COBS), collectively, the Company. Golden Grain Energy expects to own approximately 50% of COBS upon completion of the project in the fourth quarter of 2009 due to additional equity partner contributions. All significant intercompany account balances and transactions have been eliminated.

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 to be received over a 10 year period for the tax increment financing monies associated with the original plant construction and recorded approximately $2,090,000 of a grant receivable and corresponding deferred revenue

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

July 31, 2008

during the period ending July 31, 2008 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007.  The amendment to the grant was approved in May 2008.  These grants were recorded at their net present value using a discount rate of 8% and 6%, respectively.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of July 31, 2008 the grant receivable was approximately $4,496,000 and the corresponding deferred revenue was approximately $4,103,000.

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

Net income per unit

Basic and diluted earnings per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Reclassification

Certain items have been reclassified within the 2007 financial statements.  The changes do not affect net income or members’ equity but were changed to agree with the classifications used in the July 31, 2008 financial statements.

2.              INVENTORY

Inventory consisted of the following:

	July 31, 2008	October 31, 2007
Raw Materials	$3,873,651	$2,557,345
Work in Process	1,587,198	792,165
Finished Goods	2,864,806	1,155,584
Totals	$8,325,655	$4,505,094

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

July 31, 2008

3.              BANK FINANCING

The Company has a Credit Agreement for up to $30,000,000 term loan and a line of credit with available borrowings up to $20,000,000.  Interest on the line of credit is charged at the prime rate minus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth.    Interest on the term loan remains variable based on prime minus a percentage that is calculated based on the ratio of the Company’s debt to tangible net worth until such time as the Company selects to convert it to a fixed rate.  As of July 31, 2008, the Company had $14,400,000 outstanding on this line of credit and approximately $28,222,000 outstanding on the term loan each with an interest rate of 5.85%.  The credit agreement matures in August 2017.

On July 22, 2008 the Company converted $10,000,000 of the $30,000,000 term loan to a fixed rate based on the treasury rate plus a base for five years.  The fixed portion was effective August 1, 2008 and has an interest rate of 6.7%.

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

As of July 31, 2008 the Company has other notes payable outstanding of approximately $452,000.

4.              RELATED PARTY TRANSACTIONS

There are two members of the Company’s Board of Directors that own or manage elevators from which corn and miscellaneous materials are purchased. Purchases during the three and nine months ended July 31, 2008 totaled approximately $23,115,000 and $62,330,000 respectively.  Purchases during the three and nine months ended July 31, 2007 totaled approximately $14,359,000 and $29,125,000, respectively.

As of July 31, 2008 and October 31, 2007 the Company has approximately $55,000 and $998,000, respectively, in payables to its contractor, who is also a member, for the construction of the plant expansion.

5.              EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds has a five year vesting schedule.  During the three and nine months ended July 31, 2008 the Company recorded approximately $25,000 and $73,000 respectively, as compensation expense related to this plan.  During the three and nine months ended July 31, 2007, the Company recorded approximately $0 and $47,000 respectively as compensation expense related to this plan.  At July 31, 2008 and October 31, 2007, the Company has approximately $335,000 and $410,000 to be recognized as compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of July 31, 2008.  Fair value is determined by recent trading activity of the Company’s membership units. At July 31, 2008, the Company had approximately 3,000 vested and 96,000 unvested equivalent phantom units outstanding under this plan.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

July 31, 2008

6.              COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol marketing agreement and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The Company paid approximately $104,000 and $363,000 in marketing fees for the three and nine months ended July 31, 2008.  For the three and nine months ended July 31, 2007, the Company paid approximately $37,000 and $113,000, respectively.  The marketing fees are presented net in revenues.

The Company sells 100% of its ethanol product under this marketing agreement.  During the three and nine months ended July 31, 2008, net sales to that customer were approximately $63,089,000 and $178,356,000, respectively.  During the three and nine months ended July 31, 2007, net sales to that customer were approximately $35,347,000 and $95,023,000, respectively.  At July 31, 2008 amounts due from this customer included in receivables was approximately $14,236,000.

Distiller’s grain marketing agreement and major customer

The Company terminated its marketing agreement with an international marketing company effective December 8, 2007 and on November 13, 2007 executed a Distiller’s Grains Marketing Agreement with a non related party for an initial term of seven months, renewable for successive one year periods following the end of the initial term. Under the new agreement, the Company paid approximately $211,000 and $511,000 in marketing fees for the three and nine months ended July 31, 2008, respectively, and $0 for the corresponding periods of 2007.  The marketing fees are presented net in revenues.

The Company will sell 100% of its distiller’s grain product under this marketing agreement.  During the three and nine months ended July 31, 2008 net sales to that customer were approximately $10,497,000 and $27,126,000, respectively and $0 for the corresponding periods of 2007.  At July 31, 2008 and October 31, 2007, amounts due from this customer included in receivables were approximately $1,716,000 and $0, respectively.

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

At July 31, 2008 and October 31, 2007 the fair value of derivative assets (liability) was approximately $(2,197,000) and $341,000 respectively, and are classified as derivative instruments on the balance sheet.  Net realized and unrealized gains (losses) are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	July 31, 2008		July 31, 2007
Net realized and unrealized gains (losses) included in costs of goods sold as related to exchange traded futures contracts	$145,994	8,836,172	$(2,662,953)	(2,720,380)

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

July 31, 2008

The Company has partially hedged their exposure with forward and futures contracts related to corn through March 2009.  Unrealized gains and losses on forward contracts are deemed “normal purchases” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements.

At July 31, 2008, the Company had outstanding commitments to purchase approximately $3,500,000 of natural gas through March 2009 and $59,664,000 of corn through December 2008, of which approximately $42,871,000 is with related parties.

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

•                  Changes in legislation including the Renewable Fuel Standard and VEETC; and

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  On June 20, 2008, Corn Oil Bio-Solutions, LLC was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State.  As of July 31, 2008 Golden Grain Energy had an 80% ownership interest in Corn Oil Bio-Solutions and expects to own approximately 50% upon completion of the project in the fourth quarter of 2009 due to the admission of additional equity partners.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.   Since December 2004, we have been engaged in the production of ethanol and distillers grains at the plant.

In April 2006, we commenced construction of an expansion of our existing ethanol plant to add approximately 50 million gallons of ethanol production capacity.  Prior to expansion, the plant was operating at approximately 60 million gallons per year.  We completed our plant expansion in June 2007, bringing our current rate of production to approximately 110 million gallons of ethanol per year.  The total cost of our expansion was approximately $54,000,000, which includes our railroad expansion project which was recently substantially completed.

Due to our ownership interest in Corn Oil Bio-Solutions, LLC, (COBS) an entity which we are developing along with several other companies to construct a biodiesel plant adjacent to our ethanol plant, we are presenting our financial statements on a consolidated basis with the financial statements of COBS.

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

Our two largest costs of production, over which we have little to no control, are corn and natural gas.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  Despite strong corn yields over the last three growing seasons, corn prices have risen due in part to additional demand from export markets, increases in the cost of petroleum, the weakening of the United States Dollar, and increased demand from the ethanol industry.  As new ethanol production capacity comes online, the price of corn may continue to rise.  Additionally, due to the weakness of the United States Dollar compared to other world currencies, corn produced in the United States may be less expensive to import which may lead to increased corn exports by the United States which may increase the selling price of corn in the United States.  Should a negative weather condition occur in the areas which supply corn to our plant, we anticipate that the price we pay per bushel of corn will significantly increase.  During the early part of the 2008 growing season, we experienced the effect that poor weather conditions can have on the selling price of corn.  The price of corn increased significantly during the late spring and early summer of 2008 at the same time as the Midwest was experiencing serious flooding events.  Management believes these higher prices subsided in July and August 2008 as a result of very favorable weather conditions that existed during these months.  Should we experience unfavorable weather conditions for an entire growing season, the supply of corn may be significantly reduced which would likely lead to significant increases in the price we pay for corn.  Natural gas prices fluctuate with the energy complex in general and typically trend higher during the winter months as seasonal demand for natural gas increases due to heating needs in the colder weather.  Additionally, supply disruptions that may occur as a result of hurricane activity in the Gulf Coast region of the United States may cause additional natural gas price volatility such as the volatility that occurred as a result of Hurricanes Rita and Katrina in 2006.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill are enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.

Results of Operations for the Three Months Ended July 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2008 and 2007:

	Quarter Ended July 31, 2008		Quarter Ended July 31, 2007
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$74,595,223	100.00	$39,311,635	100.0

Cost of Goods Sold	$71,424,264	95.7	$36,492,076	92.8

Gross Profit	$3,170,959	4.3	$2,819,559	7.2

Operating Expenses	$575,521	0.8	$460,601	1.2

Operating Income	$2,595,438	3.5	$2,358,958	6.0

Other Income (Expense)	$(10,358)	0.0	$(449,301)	(1.1)

Net Income	$2,585,080	3.5	$1,909,657	4.9

Revenues.  In the three month period ended July 31, 2008, ethanol sales comprised approximately 84.5% of our revenues and distillers grains sales comprised approximately 15.5% percent of our revenues.  For the three month period ended July 31, 2007, ethanol sales comprised approximately 89.8% of our revenue and distillers grains sales comprised approximately 10.2% of our revenue.  Management believes that distillers grains represent a larger proportion of our revenues during the three months ended July 31, 2008 compared to the same period of 2007 as a result of higher corn prices which management believes positively impacts the selling price of distillers grains.  As the price of distillers grains has increased, it has increased the percentage of our revenues that are derived from distillers grains sales.  Our revenues nearly doubled for the fiscal quarter ended July 31, 2008, compared to the same period of 2007 primarily due to significantly increased ethanol and distillers grains production as a result of our plant expansion project and increased ethanol and distillers grains sales prices.  Our expanded plant was only operational for part of the three month period ended July 31, 2007.  We increased the total number of gallons of ethanol produced during the three months ended July 31, 2008 by approximately 46% compared to the same period of 2007.

The average ethanol sales price we received for the three month period ended July 31, 2008 was approximately 21% higher than our average ethanol sales price for the comparable 2007 period.  Ethanol prices started to decrease toward the end of the three month period ended July 31, 2008 from the highs we experienced in the late part of June 2008.  Ethanol sale prices have continued to fall during the first part of the fourth fiscal quarter of 2008.  Management primarily attributes this decrease in ethanol prices with decreases in the price of gasoline.  Management anticipates the price of ethanol will continue to be volatile as increases in ethanol supply interact with increased ethanol demand.  According to the Renewable Fuels Association, as of August 19, 2008, there were 167 ethanol plants in operation nationwide with the capacity to produce more than 9.9 billion gallons of ethanol annually.  An additional 35 new plants and 7 expansions are currently under construction, which may add an estimated 3.6 billion gallons of annual ethanol production capacity when they are completed.  The supply of ethanol continues to increase as more ethanol plants come online and commence production of ethanol and distillers grains.  The demand for ethanol has also expanded significantly during recent years, partially as a result of government incentives to produce ethanol and partially as a result of competitive advantages that ethanol has compared to gasoline.  The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol.  Our financial condition may be negatively affected by decreases in the selling price of ethanol.  Our profitability depends on a favorable spread between the selling price of ethanol and distillers grains and our corn and natural gas costs.

The price we received for our distillers grains increased significantly during the three month period ended July 31, 2008 compared to the same period of 2007.  The average selling price for our dried distillers grains for the three month period ended July 31, 2008 increased by approximately 95% compared to the same period of 2007.  Additionally, the average selling price for our wet distillers grains increased by approximately 84% for the three month period ended July 31, 2008 compared to the same period of 2007.  We anticipate that this increase in the selling price of distillers grains was primarily a result of high corn and soybean meal prices that occurred during 2008.  Distillers grains are typically used as animal feed and may be substituted for corn and soybean meal.  Management believes that future increases in the price of corn and soybeans will continue to positively impact the selling price of our distillers grains.  When the price of corn increases, our cost of goods sold increases because corn costs account for a large percentage of the cost to produce ethanol.  We anticipate that increases in the selling price of distillers grains and the additional revenue we realize as a result, may partially offset the effect of higher corn prices on our cost of goods sold.  However, this offset is complex and may be short-lived.  As production of ethanol increases nationally, so does the supply of distillers grains.  We anticipate that increases in distillers grains supplies will put downward pressure on distillers grains prices and may somewhat counter the positive effect we expect from higher corn prices on the price of distillers grains.

We increased production of dried distillers grains by approximately 45% during the three month period ended July 31, 2008 compared to the same period of 2007.  We increased production of wet distillers grains by approximately 30% during the three month period ended July 31, 2008 as compared to the same period of 2007.  We make decisions regarding which form of distillers grains to produce based on market factors, including demand for dried distillers grains versus wet distillers grains.  As we increase production of distillers grains, we anticipate selling an increasing percentage of our distillers grains in the dried form.  The reason for this is that as we increase production of distillers grains, more of our distillers grains will need to be shipped out of our local market as the supply of distillers grains in our local market meets local demand.  The distillers grains that are shipped outside of our local market will need to be dried in order to provide an acceptable shelf life which will increase our cost of natural gas because DDGs use more energy than WDGs.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distillers grains is primarily made up of corn expenses and energy expenses (natural gas and electricity).  During the three month period ended July 31, 2008, a combination of significantly increased corn and natural gas consumption interacted with significantly increased corn and natural gas prices to increase our cost of goods sold compared to the three month period ended July 31, 2007.  While corn and natural gas prices decreased towards the end of the three month period ended July 31, 2008, they had a significant impact on our total cost of goods sold during that period.  Our corn and natural gas consumption increased significantly as a result of our increased production of ethanol and distillers grains associated with our plant expansion project.

The average price we paid for our corn increased by approximately 56% for the three month period ended July 31, 2008 compared to same period of 2007.  Our corn consumption for the three month period ended July 31, 2008 increased by approximately 42% compared to the same period of 2007.

Increases in corn exports as well as sustained domestic demand has increased total demand for corn and resulted in upward pressure on corn prices.  We anticipate that corn prices will continue to increase in the future as a result of a number of factors including increased domestic corn demand, increased corn exports, the effect that increasing energy prices have on the price of corn, the decreased value of the United States Dollar compared to other world currencies, amongst other factors.  USDA statistics show that the 2007 national corn crop was the largest on record with 13.1 billion bushes of corn being harvested in 2007.  Despite this record number of bushels of corn harvested in 2007, the price of corn continues to rise.  We experienced a significant spike in the selling price of corn that peaked in the early part of July 2008.  Management attributed this peak to uncertainty regarding the effect that flooding events in the Midwest would have on the 2008 corn yield and the number of acres of corn that would actually be harvested in the fall of 2008.  In July 2008, the USDA released results of surveys and field work it performed which projected the 2008 corn crop to be the second largest on record.  The USDA indicated that favorable growing conditions during July 2008 offset poorer weather conditions during the beginning of the 2008 growing season.  Additionally, management believes that the price of corn retreated somewhat along with decreases in the price of oil that occurred during July 2008.  However, this growing season has indicated the effect that poor weather can have on the selling price of corn at a time when there is strong demand for corn.

Natural gas is also an important input to our manufacturing process.   We use natural gas to dry our distillers grains products to moisture contents at which they can be stored for longer periods of time and transported greater distances than distillers grains with a higher moisture content.  This allows us to market our distillers grains to broader livestock markets.  Decisions as to where our distillers grains will be marketed are made by our distillers grains marketing company.  We anticipate increased sales of distillers grains in the export markets as the domestic supply of distillers grains continues to increase.

Our costs associated with natural gas increased approximately 125% during the three month period ended July 31, 2008 as compared to the same period of 2007.  This increase in natural gas cost is primarily the result of a combination of our increased natural gas consumption resulting from our expanded ethanol and distillers grains production as well as significant increases in the price of natural gas that we experienced during the three month period ended July 31, 2008 compared to the same period of 2007.  We increased our natural gas consumption by approximately 46% in the three month period ended July 31, 2008 compared to the same period of 2007.  In addition to the increase in our natural gas consumption, the average price we paid for our natural gas during the three month period ended July 31, 2008 was approximately 54% higher than the average price we paid for the same period of 2007.  Management attributes this increase in natural gas prices to increases in the energy complex generally.

We experienced an approximately $146,000 combined realized and unrealized gain for the three month period ending July 31, 2008 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  The slight increase in operating expenses for the three month period ended July 31, 2008 compared to the three month period ended July 31, 2007 was primarily due to costs associated with additional dues and subscriptions to organizations that promote the use and benefits of ethanol.

Other Income (Expense).  Our other expense for the three month period ended July 31, 2008 decreased primarily as a result of more income from investments we realized during 2008 compared to the three month period ended July 31, 2007.

Results of Operations for the Nine Months Ended July 31, 2008 and 2007

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2008 and 2007:

	Nine Months Ended July 31, 2008		Nine Months Ended July 31, 2007
	(Unaudited)		(Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$211,990,185	100.00	$105,823,986	100.0

Cost of Goods Sold	$178,243,454	84.1	$88,609,813	83.7

Gross Profit	$33,746,731	15.9	$1,7214,173	16.3

Operating Expenses	$1,967,818	0.9	$1,934,739	1.8

Operating Income	$31,778,913	15.0	$15,279,434	14.4

Other Income (Expense)	$(1,199,962)	(0.6)	$(278,499)	(0.3)

Net Income	$30,578,951	14.4	$15,000,935	14.2

Revenues.  In the nine month period ended July 31, 2008, ethanol sales comprised approximately 84.0% of our revenues and distillers grains sales comprised approximately 16.0% percent of our revenues.  For the nine month period ended July 31, 2007, ethanol sales comprised approximately 89.7% of our revenue and distillers grains sales comprised approximately 10.3% of our revenue.  This significant increase in revenue during the nine month period ended July 31, 2008 compared to the same period of 2007 was a result of the combined effect of increased ethanol and distillers grains production and prices during this period.

The average ethanol sales price we received for the nine months ended July 31, 2008 was approximately 10% higher than our average ethanol sales price for the comparable nine month period of 2007.  Additionally, the total gallons of ethanol produced during the nine month period ended July 31, 2008 increased by approximately 69% compared to the same period of 2007.

The price we received for our distillers grains increased significantly during the nine months ended July 31, 2008 compared to the same period of 2007.  The average selling price for our dried distillers grains during the first nine months of 2008 increased by approximately 79% compared to the same period of 2007.  Additionally, the selling price for our wet distillers grains increased by approximately 61% for the nine months ended July 31, 2008 compared to the same period of 2007.

We increased production of distillers grains significantly during the nine month period ended July 31, 2008 compared to the same nine month period of 2007.  This increase in distillers grains production is a result of our ethanol plant’s expanded production capacity.  We increased production of dried distillers grains by approximately 79% during the nine month period ended July 31, 2008 compared to the same period of 2007.  Additionally, we increased production of our wet distillers grains by approximately 9% during the nine month period ended July 31, 2008 as compared to the same period of 2007.

Cost of Goods Sold.  The increase in cost of goods sold during the first nine months of our 2008 fiscal year compared to the same period of 2007 was primarily a result of increased ethanol and distillers grains production which resulted in significantly increased corn and natural gas consumption.  Additionally, the average price we paid for our corn increased during the nine month period ended July 31, 2008 compared to the same period of 2007 by approximately 36%.  The increase in the average price we paid for corn significantly increased our cost of goods sold.  Our corn consumption for the nine month period ended July 31, 2008 increased by approximately 69% compared to the same period of 2007.

Our costs associated with natural gas increased approximately 110% during the first nine months of our 2008 fiscal year as compared to the first nine months of our 2007 fiscal year.  This increase in natural gas cost resulted from a combination of significantly increased natural gas consumption and increases in the price we paid for natural gas during the 2008 period.  We increased our natural gas consumption by approximately 73% for the nine month period ended July 31, 2008 compared to the same period of 2007.  Additionally, the average price we paid for natural gas increased by approximately 22% during the nine month period ended July 31, 2008 compared to the same nine month period of 2007.  The combined effect of significantly higher natural gas consumption and a higher average natural gas price increased our cost of goods sold attributed to natural gas costs during the first nine months of our 2008 fiscal year compared to the same period of 2007.

We experienced an approximately $8,836,000 combined realized and unrealized gain for the nine month period ending July 31, 2008 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses.  The slight increase in operating expenses for the nine month period ended July 31, 2008 compared to the nine month period ended July 31, 2007 was primarily due to costs associated with additional dues and subscriptions to organizations that promote the use and benefits of ethanol.

Other Income (Expense).  Our increase in other expenses for the nine month period ended July 31, 2008 occurred primarily as a result of significantly higher interest expense from our expansion loans as well as an increase in income from our investments.  During the nine month period ended July 31, 2007, the majority of our interest expense was capitalized as part of the expansion project which became operational during the end of that period.

Changes in Financial Condition for the Nine Months Ended July 31, 2008

The increase in our current assets primarily resulted from (i) a significant increase of approximately $12,633,000 in the value of our accounts receivable; (ii) an increase of approximately $3,576,000 in the amount of cash that is currently deposited with our commodities brokers; and (iii) an increase of approximately $3,821,000 in the value of our inventory.  The significant increase in accounts receivable is primarily a result of increases in the selling price of ethanol and slower payments by our ethanol marketer.  Subsequent to the end of the nine month period ended July 31, 2008, our accounts receivable balance from our ethanol marketer has returned to normal levels.  The increase in the asset value of our due from broker primarily is a result of increased amounts of cash we were required to deposit with our commodities brokers as a result of current derivative positions for corn.  The asset value of our inventory was higher on July 31, 2008 compared to October 31, 2007 primarily due to more ethanol that we had on hand at July 31, 2008 and significant increases in the price of corn which is used to value our inventory.

The value of our property and equipment was higher at July 31, 2008 compared to October 31, 2007 as a result of the net effect of capital expenditures that have been made during the nine month period ended July 31, 2008 offset by accumulated depreciation of our property and equipment.  The asset value of our grain handling equipment was higher at July 31, 2008 compared to October 31, 2007 as a result of costs associated with our railroad expansion project and plant and process equipment was higher as a result of costs associated with our tank farm expansion.  Both of these projects were included in construction in progress as of October 31, 2007.

The increase we experienced in our investments is primarily due to increases in the value of our investments in RPMG, Absolute Energy and Homeland Energy Solutions.  Additionally, we experienced an increase in our grant receivable as a result of the increased tax increment financing payments we expect to receive as a result of our expansion project.  We anticipate receiving a greater refund of our tax payments as a result of increases in the taxable value of our ethanol plant.  We estimate that our expansion project increased the value of our grant receivable associated with the tax refund by approximately $2,000,000. Cash held for construction increased by $3,000,000 for the construction of the COBS facility.

Our current liabilities as of July 31, 2008 were higher than at October 31, 2007 primarily as a result of increases in our accounts payable and a significant liability associated with our derivative instruments.  The increase in accounts payable at July 31, 2008 as compared to October 31, 2007 is primarily a result of the increase in the price of corn.  Additionally, we experienced a significant liability associated with our derivative instruments as a result of unrealized losses on our derivative instruments.

Our total long-term liabilities were higher at July 31, 2008 compared to October 31, 2007 as a result of increases in our long-term debt and increases in our deferred revenues.  As we draw funds on our revolving line of credit, it increases our long-term debt.  The increase in our deferred revenue is from an increase in tax increment financing monies associated with the plant expansion that was completed in June 2007 with a corresponding offset to grant receivable.

Distribution to Members

On February 1, 2008, our board of directors declared a distribution in the amount of $0.25 per membership unit for a total distribution of $6,115,000.  The distribution checks were mailed to our members on February 29,

2008.  On May 19, 2008, our board of directors declared a distribution in the amount of $0.40 per membership unit for a total distribution of $9,784,000.  The distribution checks were mailed on June 13, 2008.

Liquidity and Capital Resources

The following table shows cash flows for the nine months ended July 31, 2008 and 2007:

	Nine Months Ended July 31
	2008	2007
Net cash provided by operating activities	$18,695,672	$16,463,963
Net cash (used in) investing activities	$(6,814,886)	$(32,393,102)
Net cash provided by (used in) financing activities	$(12,134,907)	$7,184,554

Cash Flow From Operations

We experienced a slight increase in net cash provided by operating activities during the nine months ended July 31, 2008 compared to the same period of 2007.  The increase in net cash provided by operating activities for the nine months ended July 31, 2008 compared to the nine months ended July 31, 2007 was primarily a result of the significant increase in net income we experienced during 2008 partially offset by a significant increase in accounts receivable due to increased volume and selling price of our products as well as slower payments from our ethanol marketer at July 31, 2008 compared to the same period of 2007.  We also experienced a significant increase in inventory which offset our cash flow as measured at July 31, 2008 compared to the same period of 2007.  We expect that our cash flows from operations and our current credit facilities will be sufficient to continue our operations for the next twelve months and we do not anticipate requiring additional debt or equity financing in the next twelve months.

Cash Flow From Investing Activities

Our cash flow used in investing activities decreased significantly for the nine months ended July 31, 2008 compared to same period in 2007 primarily due to decreased capital expenditures.  During the nine months ended July 31, 2007 we used a significant amount of cash for our plant expansion project.  We used cash for capital expenditures associated with our railroad and tank farm expansion and some remaining payments pursuant to our expansion project during the nine month period ended July 31, 2008, however, the amount of cash used was significantly less than the comparable period of 2007.  Additionally, we used approximately $5,000,000 in cash for our investment in Homeland Energy Solutions, LLC during the nine months ended July 31, 2007.  During the nine month period ended July 31, 2008, we transfered cash of approximately $3,000,000 to Corn Oil Bio-Solutions, LLC, an entity which we are developing along with several other companies to construct a biodiesel plant adjacent to our ethanol plant.  We anticipate that several ethanol plants will be involved with the project and will provide corn oil as the feedstock to produce biodiesel.  This project is still in the development stage.

Cash Flow From Financing Activities.

We used significantly more cash for financing activities during the nine months ended July 31, 2008 as compared to the same period of 2007.  During the nine month period ended July 31, 2008, we used $15,899,000 for distributions. Conversely, during the nine months ended July 31, 2007, we received debt proceeds of approximately $34,459,000 for the expansion, paid out distributions of approximately $22,014,000 and made payments on our long term debt of approximately $5,051,000.  This resulted in cash being provided from financing activities during the nine month period ended July 31, 2007 compared to cash being used for financing activities during the comparable period of 2008.

Short-Term and Long-Term Debt Sources

We currently have two credit facilities with our primary lender Home Federal Savings Bank of Rochester, Minnesota.  We have a revolving line of credit and an expansion loan we used to finance our plant expansion project.

The amount of the revolving line of credit is $20,000,000 which is available to us until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of our total indebtedness to our tangible net worth.  There is an annual fee for the line of credit of $25,000.  As of July 31, 2008, we had $14,400,000 outstanding on this line of credit with an interest rate of 5.85%.

The original principal amount of our expansion loan was $30,000,000.  The expansion loan’s maturity date is August 1, 2017.  We started making payments on the expansion loan in October 2007 and it had a balance as of July 31, 2008 of approximately $28,222,000 with an interest rate of 5.85%.  On July 21, 2008, we elected to secure a fixed interest rate on $10,000,000 of our outstanding balance on the expansion loan at a rate of 6.70%.  The fixed interest rate became effective on August 1, 2008.  The remaining approximately $18,222,000 is still subject to a variable interest rate that is based on the prime rate minus a percentage based on the ratio of our total indebtedness to our tangible net worth.

Our variable interest rates are adjusted annually on March 1st.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.

Covenants

Our credit agreements with our senior lender, Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  During May 2008, we paid the remaining amount of the retainage we were withholding from our expansion contractor.  During the period of time that we had an outstanding retainage, we were required to maintain $2,000,000 in a restricted cash account with our lender.  Now that we have paid the retainage, we are no longer required to maintain the $2,000,000 in a restricted cash account.  We will not be required to keep any amount in our restricted cash account so long as we maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we are required to deposit, on a quarterly basis, 25% of our net income into the restricted cash account until we reach the 60% threshold.  As of July 31, 2008 we had tangible net worth in excess of 60%.

We have other restrictive covenants which require minimum financial ratios be maintained.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.  As of July 31, 2008, management believes we are in compliance with our loan covenants and expect to be in compliance with the loan covenants for the rest of our 2008 fiscal year.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of July 31, 2008 was approximately $248,000.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  We recently negotiated an amendment to this grant to clarify that our expansion was covered by the grant and received approval for this amendment in May 2008.  Based upon our 2008 assessment, the total of these grants is expected to be approximately $6,000,000, which will be paid semi-annually over a 10-year period with the final payment being made in 2019.

Critical Accounting Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Of the significant accounting policies described in the notes to our financial statements, we believe that the following is the most critical:

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the July 31, 2008 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarters ended July 31, 2008 and 2007, the Company recorded combined realized and unrealized gains (losses) for derivatives from corn and natural gas of approximately $146,000 and $(2,663,000) respectively.  These gains (losses) are recorded in cost of goods sold.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates.  Specifically, we have approximately $42,662,000 outstanding in variable rate, long-term debt as of July 31, 2008.  We elected to secure a five year fixed interest rate of 6.7% for $10,000,000 of our expansion loan which took effect on August 1, 2008.  The specifics of each note are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short-Term and Long-Term Debt Sources.”

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

As of July 31, 2008, we had price protection in place for approximately 20% of our anticipated natural gas needs through March 2009.  Additional price protection for fiscal year 2008 and 2009 natural gas purchases may be necessary as we attempt to further reduce our susceptibility to price increases.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of July 31, 2008, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2008.  As of July 31, 2008, approximately 12% of our estimated corn usage, 13% of our anticipated natural gas usage and none of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 07/31/2008	Approximate Adverse Change to Income
Natural Gas	2,630,000	MMBTU	10%	$2,521,000
Ethanol	110,000,000	Gallons	10%	$25,350,000
Corn	34,938,000	Bushels	10%	$18,354,000

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management, consisting of our principal executive officer and principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred during our third fiscal quarter ended July 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of cellulosic bio-fuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

Government incentives and mandates for ethanol production and use may be eliminated in the future, which could hinder our ability to operate profitably.  The ethanol industry is assisted by various federal ethanol production and tax incentives and ethanol use mandates.  The elimination or reduction of tax incentives or ethanol use mandates could reduce the market demand for ethanol and could reduce the price we receive for our ethanol.  Any decrease in the price or demand for ethanol would negatively impact our revenues and may impact our ability to operate profitably.

Increases in the price of corn may reduce our profitability.  Our results of operations and financial condition are significantly affected by the price and supply of corn. Changes in the price and supply of corn are subject to and determined by market forces over which we have no control.  As we experienced during the early summer of 2008, weather factors can have a very significant impact on the selling price of corn.  Following unfavorable weather conditions and flooding in the Midwest during the beginning of the 2008 growing season, the price per bushel of corn increased significantly and peaked during early July 2008.  Following this unfavorable weather in the early part of the growing season was very favorable weather through July and August.  According to USDA estimates, despite the early poor weather, the projections for the 2008 corn crop appear to be favorable.  Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  Our total corn cost per bushel during our third fiscal quarter of 2008 was approximately 56% higher than the corn prices we experienced in the third fiscal quarter of 2007.  While corn prices have significantly decreased following a peak in early July 2008, current corn prices are higher than historical averages.  This has increased our cost of goods sold.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of August 19, 2008, there are 167 ethanol plants operating in the United States with capacity to produce more than 9.9 billion gallons of ethanol per year.  In addition, there are 35 new ethanol plants under construction and 7 plant expansions underway which together are estimated to increase ethanol production capacity by an estimated 3.6 billion gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

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

GOLDEN GRAIN ENERGY, LLC

Date:	September 12, 2008	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 12, 2008	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)