Form 10-K
period 2008-10-31
GOLDEN GRAIN ENERGY
filed 2009-01-29
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                              ☒   Yes                  ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes              ☒   No

As of January 29, 2009, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $16,792,000.  As of January 29, 2009, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $342,500.

As of January 29, 2009, there were 23,540,000 Class A membership units outstanding.  As of January 29, 2009 there were 920,000 Class B membership units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn and natural gas;

•	Our inability to secure the credit we require to continue our operations or defaults under our loan agreements;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distiller’s grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility in north central Iowa;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions and violations of our loan covenants;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Our ability to retain key employees and maintain labor relations; and

•	Volatile commodity and financial markets.

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

PART I.

ITEM 1.  BUSINESS.

Business Development

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant in Mason City in north central Iowa.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.   Since December 2004, we have been engaged in the production of ethanol and distiller’s grains at the plant.

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

On June 20, 2008, Corn Oil Bio-Solutions, LLC (COBS) was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State.  As of October 31, 2008, Golden Grain Energy had approximately a 60% ownership interest in COBS.  Due to current conditions in the credit markets, we are still trying to secure the necessary debt and equity financing in order to complete the capitalization of this project.  Our financial statement presentation includes the consolidation of COBS.

On December 15, 2008, we entered into a Management Services Agreement with Homeland Energy Solutions, LLC (HES).  Pursuant to the Management Services Agreement, we agreed to share the costs of certain management employees with HES in an effort to reduce our administrative overhead costs.  Under the Management Services Agreement, we agreed to provide HES with a Chief Executive Officer (CEO), Chief Financial Officer (CFO), Plant Manager, OSHA/Safety Manager—Environmental Protection Agency (EPA) compliance officer, and Human Resources Manager.  HES agreed to provide us with an Accountant Controller and a Financial Accountant.  The Management Services Agreement is strictly for the sharing of management services and does not grant either party the authority to act on behalf of or make management decisions for the other.  We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with HES.

The initial term of the Management Services Agreement ends on December 15, 2011.  Following the initial term, the Management Services Agreement automatically renews for additional one year terms unless either party gives notice of termination at least ninety days before the end of the initial or any renewal term.  The Management Services Agreement may also be terminated for cause by giving thirty days notice.  Additionally, HES may cease using our CEO by giving us at least ninety days notice, but HES has agreed to utilize such services for at least one year.

Management determined based on recent financial forecasting that the ethanol plant may not be able to operate profitably starting in January 2009 due to the current spread between the selling price of our products and the costs of raw materials necessary to make those products.  As a result, management decided to reduce production at the ethanol plant in January 2009 to perform maintenance and improvements to plant performance.  We will use this opportunity to perform maintenance and cleaning activities on portions of the ethanol plant that are not operating during the period of reduced production.  This will allow us to minimize or eliminate the normal plant shutdown we schedule each spring. Management anticipates that it will continually monitor conditions in the ethanol market and we anticipate that the amount by which we reduce production, if at all, will vary as market conditions fluctuate.  However, we expect to increase our production capacity quickly should conditions in the ethanol market permit.  Management anticipates that reducing ethanol production as opposed to ceasing production altogether will allow us to increase production quickly should market conditions improve as well as avoid some of the costs associated with ceasing production at the plant completely.  Management may layoff some of the employees at the ethanol plant depending on staffing needs during periods of time when the ethanol plant is operating at reduced capacity.

Recently, we have been engaged in discussions with our primary lender, Home Federal Savings Bank, regarding the financial covenants included in our loan agreement.  We were out of compliance with our distributions loan covenant as of October 31, 2008, and we anticipate being out of compliance with one or more of our loan covenants during our 2009 fiscal year.  Home Federal has granted us a waiver of the loan covenant violations which existed at October 31, 2008, and they have waived certain financial covenants that we currently anticipate may not be met during our 2009 fiscal year.  In exchange for this waiver, we have agreed to take certain steps including amending our loan agreement with Home Federal to revise some of our financial covenants, agreeing to raise an additional $5,000,000 in equity by November 1, 2009, agreeing to pay all of Home Federal’s costs associated with amending the loan agreement, instituting a minimum interest rate of 6% on our variable interest rate loans, and paying a fee to Home Federal of $23,500.  We have also agreed not to make a distribution during our 2009 fiscal year.  We anticipate finalizing the amendment to our loan agreement in February 2009.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products

The principal products we produce are ethanol and distiller’s grains.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  The principal markets for our ethanol are petroleum terminals in the continental United States.

Approximately 84% of our revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2008.  Ethanol sales accounted for approximately 89% and 91% of our revenue for the fiscal years ended October 31, 2007 and 2006 respectively.

Distiller’s Grains

The principal co-product of the ethanol production process is distiller’s grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distiller’s grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distiller’s grains at our dry mill ethanol facility:  Modified Wet Distiller’s Grains (“MWDG”) and Distiller’s Dried Grains with Solubles (“DDGS”).  MWDG is processed corn mash that has been dried to approximately 50% moisture.  MWDG has a shelf life of approximately seven days and is often sold to nearby markets.  DDGS is processed corn mash that has been dried to approximately 10% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.  Our plant expansion has led to increased production of distiller’s grains.  For this reason, more of our distiller’s grains have been marketed outside of our local market.

Approximately 16% of our revenue was derived from the sale of distiller’s grains during our fiscal year ended October 31, 2008.  Distiller’s grains sales accounted for approximately 11% and 9% of our revenue for the fiscal years ended October 31, 2007 and 2006 respectively.

Principal Product Markets

As described below in “Distribution Methods”, we market and distribute all of our ethanol and distiller’s grains through professional third party marketers.  Our ethanol and distiller’s grains marketers make all decisions with regard to where our products are marketed.  Our ethanol and distiller’s grains are primarily sold in the domestic market, however, as United States production of ethanol and distiller’s grains continue to expand, we anticipate increased international sales of our products.  Currently, approximately 25% of our DDGS are exported to Mexico.  Management anticipates that demand for distiller’s grains in the Asian market may increase demand for distiller’s grains in the future.  As distiller’s grains become more accepted as an animal feed substitute throughout the world, distiller’s grains exporting may increase.

We expect our ethanol and distiller’s grains marketers to explore all markets for our products, including export markets.  However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in April 2004 for the purposes of marketing and distributing our ethanol.  We have an exclusive marketing arrangement with RPMG where all of the ethanol we produce is marketed by RPMG.  Under this agreement, we had the option of using a pooled or non-pooled marketing arrangement.  We elected to use a pooled marketing arrangement which means that the ethanol we produce is pooled with ethanol produced by other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based on each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Effective as of December 1, 2005, we entered into a Member Control Agreement with RPMG whereby we made a capital contribution and became a 10% owner of RPMG.  Currently, we own 8.33% of RPMG due to the fact that new members have become owners of RPMG.  We anticipate our ownership interest in RPMG to continue to change in the future as RPMG admits new members and other members exit.  We became an owner of RPMG in order to secure more favorable marketing fees offered by RPMG to its owners as well as in order to share in profits generated by RPMG.

We entered into an exclusive marketing agreement with Commodity Specialist Company (CSC) in December 2003 for the purpose of marketing and selling all the distiller’s grains we produce.  On August 6, 2007, we gave CSC notice that we were terminating our distiller’s grains marketing agreement effective December 8, 2007.  Our contract with CSC provided for termination on 120 days written notice to CSC.  In August 2007, CSC was purchased by CHS, Inc. (“CHS”) and all of CSC’s marketing agreements were assigned to CHS.

On November 13, 2007, we entered into a new distiller’s grains marketing agreement with Hawkeye Gold, LLC (Hawkeye Gold) to market all of our distiller’s grains.  We made our final distiller’s grains deliveries to CHS in October 2008 to satisfy the remaining delivery contracts under our previous marketing agreement.  We are currently marketing all of our distiller’s grains through Hawkeye Gold.

We receive a percentage of the price actually received by Hawkeye Gold in selling our distiller’s grains to its customers.  Hawkeye Gold makes all decisions regarding where our distiller’s grains are marketed and is responsible for the logistics of transporting our distiller’s grains to market.  The initial term of our distiller’s grains marketing agreement with Hawkeye Gold was for a period of seven months.  The agreement was renewed for an additional one year term in July 2008 pursuant to the automatic renewal provision of the contract.  The Hawkeye

Gold marketing agreement will continue to renew annually in July unless we give at least 90 days notice to Hawkeye Gold that we are terminating the agreement.

New Products and Services

We have not introduced any new products or services during the fiscal year ended October 31, 2008.  We are in the process of developing COBS which we anticipate will be a biodiesel plant that utilizes corn oil produced by us and other ethanol producers as the feedstock to produce biodiesel.  We are currently seeking equity and debt financing partners to complete the capitalization of COBS which has been difficult due to the conditions in the credit markets and industry volatility.  We have also commenced installation of equipment which will allow us to extract corn oil from the distiller’s grains we produce.  We anticipate this equipment will be operational during the first quarter of our 2009 fiscal year.  We intend to market the corn oil we anticipate producing until the COBS project is complete.  When the COBS project is complete we anticipate utilizing the corn oil we expect to produce as a raw material in the biodiesel production process.

Sources and Availability of Raw Materials

Corn

Our plant currently uses approximately 40 million bushels of corn per year, or approximately 115,000 bushels per day, as the feedstock for its dry milling process.  We buy as much corn as possible from local grain elevators.  In October 2008, we received our Iowa grain dealer license which allows us to purchase corn directly from local producers instead of using local grain elevators as intermediaries.  Our commodities manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  We recently experienced the effect poor weather can have on corn prices during the early part of the summer of 2008.  Due to flooding events in the Midwest and other poor weather conditions, the price of corn increased significantly at the end of June and early July 2008.  However, nearly ideal weather conditions followed for the rest of the 2008 growing season and significant decreases in commodities prices along with the collapse of the financial markets, resulted in a significant decrease in corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in significant and prolonged high corn prices.  Corn prices depend on several factors, including world supply and demand and the price of oil.  United States production of corn can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks and prices, export prices and supports and the government’s current and anticipated agricultural policy.  The price of corn has been volatile during our 2008 fiscal year and we anticipate that it will continue to be volatile in the future.  Increases in the price of corn significantly increase our cost of goods sold.  If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive for the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

 Natural Gas

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distiller’s grains products to moisture contents at which they can be stored for long periods of time.  This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets, including poultry and swine markets in the continental United States.  We entered into an agreement with Interstate Power and Light Company to supply all of the natural gas required by the plant.  The agreement commenced in December 2004 and continues for a period of 10 years.

Electricity

We entered into an agreement with Interstate Power and Light Company to supply all electrical energy required by the plant.  The agreement commenced on June 2004 and continued through May 2007.  After the expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party by giving 60 days prior written notice.  We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site.  We have a second high capacity well that has capacity to produce 600 gallons of water per minute.  These two wells provide adequate water capacity to operate the plant under normal circumstances.  In addition, we are connected to the City of Mason City’s water supply for fire protection and in the event the water supplied by our well is not sufficient.  We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines.  We will pay a special fixed user fee of $3,333 per month to Mason City for back-up water supply until February 2015.  In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions.  We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by ICM was included in the amount we paid to Fagen to design and built our ethanol plant and expansion.

Seasonality of Ethanol Sales

One of the major uses of ethanol in the United States is to meet the oxygenated fuel requirement of the Clean Air Act.  The Clean Air Act contains an oxygenated fuel requirement for areas classified as carbon monoxide non-attainment areas. These areas are required to establish an oxygenated fuels program for a period of not less than three months each winter. The minimum oxygen requirement for gasoline sold in these areas is 2.7% by weight. This is the equivalent of 7.7% ethanol by volume in a gasoline blend.  The other major oxygenate that was previously used was MTBE.  MTBE use as a fuel oxygenate has been replaced by ethanol due to liability and environmental concerns associated with MTBE.  Several states have banned the use of MTBE as a fuel oxygenate due to these environmental concerns, however MTBE has not been banned federally.  Due to other ethanol use mandates including the Federal Renewable Fuels Standard which requires a certain amount of ethanol be used each year in the United States, the seasonal effect of the Clean Air Act oxygenation requirement has been reduced.

Working Capital

In order to protect the price of our inputs, namely corn and natural gas, we enter into hedging transactions that are designed to limit our exposure to increases in the price of corn and natural gas.  As a result of the volatility of corn prices during our 2008 fiscal year, decreasing corn prices had a significant impact on the cash we had available for working capital at the end of our 2008 fiscal year. We experienced historic high prices for corn during the early part of July 2008 and these prices decreased significantly during the remaining months of our 2008 fiscal year.  The result of this volatility is that we were forced to dedicate significant amounts of cash to meet margin calls associated with our derivative instruments.  We anticipate adjusting our hedging strategy in the future so we will not be as exposed to significant margin calls during times when corn prices are volatile.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with RPMG and Hawkeye Gold for the purposes of marketing and distributing our principal products.  We rely on RPMG and Hawkeye Gold for the sale and distribution of all of our products and are highly dependent on these companies for the successful marketing of our products.  We do not currently have the ability to market our ethanol and distiller’s grains internally should RPMG or Hawkeye Gold be unable to market these products at acceptable prices.  We anticipate that we would be able to secure alternate marketers should RPMG or Hawkeye Gold fail, however, a loss of either marketer could significantly harm our financial performance.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  During our 2008 fiscal year, there was relatively slower growth in the number of new ethanol producers entering the market due to high corn prices and relatively lower ethanol prices as compared to 2006 and 2005.  We anticipate that ethanol production will continue to increase in order to meet the ethanol use mandates included in the Federal Renewable Fuels Standard.  However, we also expect increased competition from other forms of renewable energy, specifically cellulosic ethanol.

Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose.  Many of the government incentives that have recently been passed, including the expanded Renewable Fuels Standard and the 2008 Farm Bill, have included significant incentives to assist in the development of commercially viable cellulosic ethanol.  Currently, the technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale, however, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the near future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Ethanol is a commodity product, like corn, which means our ethanol plant competes with other ethanol producers on the basis of price and, to a lesser extent, delivery service.  We believe we compete favorably with other ethanol producers due to our proximity to ample grain supplies and multiple modes of transportation.  However, during our 2008 fiscal year, some consolidation of the ethanol industry occurred, especially with the merger between Verasun Energy and U.S. BioEnergy.  Management believes that conditions are right for further consolidation in the ethanol industry.  Management believes this is especially true as a result of the significant financial hardship that has been occurring in the ethanol industry recently.  Consolidation in the ethanol industry may put us at a competitive disadvantage compared to other larger ethanol producers.  Larger ethanol producers may realize economies of scale in the production of ethanol and distiller’s grains that we cannot take advantage of, specifically with respect to larger sales of ethanol and increased bargaining power for raw materials, including corn and natural gas.

According to the Renewable Fuels Association, as of January 8, 2009, the ethanol industry has grown to 172 production facilities in the United States. There are 23 new plants currently under construction along with 4 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 10.5 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push United States production of fuel ethanol in the near future to nearly 13 billion gallons per year.  The largest ethanol producers include Archer Daniels Midland, Aventine Renewable Energy, Inc., BioFuels Energy Corp, Hawkeye Renewable, POET, The Andersons, Inc. and VeraSun Energy Corporation each of which are capable of producing more ethanol than we produce.  However, VeraSun recently filed for Chapter 11 Bankruptcy which may result in the sale of some or all of VeraSun’s ethanol production facilities.  One of the other large ethanol producers may be in a position to purchase the assets of VeraSun which could further consolidate the ethanol industry.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 200
million gallons per year (mmgy) or more

Company	Location	Current Capacity	Under Construction / Expansions
		(mmgy)	(mmgy)
POET Biorefining - TOTAL		1,469.0	70.0
POET Biorefining – Alexandria	Alexandria, IN	68.0
POET Biorefining – Ashton	Ashton, IA	56.0
POET Biorefining – Big Stone	Big Stone City, SD	79.0
POET Biorefining – Bingham Lake	Bingham Lake, MN	35.0
POET Biorefining – Caro	Caro, MI	53.0
POET Biorefining – Chancellor	Chancellor, SD	110.0
POET Biorefining – Coon Rapids	Coon Rapids, IA	52.0
POET Biorefining – Corning	Corning, IA	65.0
POET Biorefining – Emmetsburg	Emmetsburg, IA	55.0
POET Biorefining – Fostoria	Fostoria, OH	68.0
POET Biorefining – Glenville	Albert Lea, MN	42.0
POET Biorefining – Gowrie	Gowrie, IA	69.0
POET Biorefining – Hanlontown	Hanlontown, IA	56.0
POET Biorefining – Hudson	Hudson, SD	56.0
POET Biorefining – Jewell	Jewell, IA	69.0
POET Biorefining – Laddonia	Loddonia, MO	50.0	5.0
POET Biorefining – Lake Crystal	Lake Crystal, MN	56.0
POET Biorefining – Leipsic	Leipsic, OH	68.0
POET Biorefining – Macon	Macon, MO	46.0
POET Biorefining – Marion	Marion, OH		65.0
POET Biorefining – Mitchell	Mitchell, SD	68.0
POET Biorefining – Manchester	North Manchester, IN	68.0
POET Biorefining – Portland	Portland, IN	68.0
POET Biorefining – Preston	Preston, MN	46.0
POET Biorefining – Scotland	Scotland, SD	11.0
POET Biorefining – Groton	Groton, SD	53.0

Archer Daniels Midland* - TOTAL		1,070.0	550
	Decatur, IL
	Cedar Rapids, IA
	Clinton, IA
	Columbus, NE
	Marshall, MN
	Peoria, IL
	Wallhalla, ND

VeraSun Energy Corporation* - TOTAL		1,640.0	110.0
	Charles City, IA
	Ft. Dodge, IA
	Hartley, IA
	Welcome, MN
	Aurora, SD
	Albert City, IA
	Albion, NE
	Dyersville, IA
	Bloomingburg, OH
	Central City, NE
	Hankinson, ND
	Janesville, MN
	Linden, IN
	Marion, SD
	Ord, NE
	Reynolds, IN
	Woodbury, MI

Hawkeye Renewables, LLC - TOTAL		445.0
	Iowa Falls, IA	105
	Fairbank, IA	120
	Menlo, IA	110
	Shell Rock, IA	110

The Andersons - TOTAL		275.0
The Andersons Albion Ethanol, LLC	Albion, MI	55.0
The Andersons Clymers Ethanol, LLC	Clymers, IN	110.0
The Andersons Marathon Ethanol, LLC	Greenville, OH	110.0

BioFuel Energy - TOTAL		230.0
BioFuel Energy – Buffalo Lake Energy, LLC	Fairmont, MN	115.0
BioFuel Energy – Pioneer Trail Energy, LLC	Wood River, NE	115.0

Aventine Renewable Energy, LLC* -		207.0
TOTAL	Pekin, IL
	Aurora, NE

*Individual state production capacity not reported

Updated: January 8, 2009

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative.  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries, which convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

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

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  According to United States Department of Energy estimates, there are currently more than 7 million flexible fuel vehicles capable of operating on E85 in the United States.  Further, the United States Department of Energy reports that there are currently more than 1,600 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Research and Development

We do not currently conduct any research and development activities associated with the development of new technologies for use in producing ethanol and distiller’s grains.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

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

The increase in the RFS is likely to increase both the supply and demand for ethanol.  The production capacity of the ethanol industry as of January 8, 2009 is estimated by the RFA to be more than 10.5 billion gallons.  Through September 2008, the last reported date by the RFA, ethanol demand in the United States was nearly 7 billion gallons.  Based on current demand trends, total ethanol demand for 2008 may exceed 9.5 billion gallons.  While the expanded RFS can be met by several different types of renewable fuels, including biodiesel, the increase in the RFS will likely increase demand for ethanol.  As the demand for ethanol increases, we expect the ethanol industry to increase ethanol supply to meet this increased demand.  Increases in supply may more than offset increases in demand associated with the RFS.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009.  This will be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.  This could increase local demand for ethanol significantly and may increase the local price for ethanol.  However, this will also likely lead to additional ethanol production in Iowa and corresponding increased competition for raw materials in Iowa.

Ethanol is frequently used as an oxygenate for fossil fuels.  Another substance that can be used as an oxygenate in fossil fuels is called MTBE.  MTBE is a petroleum based oxygenate.  Current scientific research suggests MTBE causes groundwater contamination.  As a result, MTBE has been banned in many states but is not yet banned nationally.  Although the Energy Policy Act of 2005 did not impose a national ban of MTBE, its failure to include liability protection for manufacturers of MTBE has resulted in refiners and blenders using ethanol as an oxygenate rather than MTBE to satisfy the reformulated gasoline oxygenate requirement of the Clean Air Act. This created a significant increase in demand for ethanol in 2006.  However, most, if not all of the increases in ethanol demand due to MTBE replacement have already occurred.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill were enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  The bill also extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.

Effect of Governmental Regulation

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

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, an alcohol fuel producer’s permit and a Title V emissions permit.  A third party consulting company has completed the preparation of our spill prevention control and countermeasures plan.   In the fiscal year ended October 31, 2008, we incurred costs and expenses of approximately $94,000 complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Employees

As of October 31, 2008, we had 43 full-time employees and 1 part time employee.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2008, 2007 and 2006 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.  These third-party marketers may decide to sell our products in countries other than the United States.  Currently, approximately 25% of our dried distiller’s grains are exported to Mexico.  However, we anticipate that our products will primarily be marketed and sold in the United States.

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

As we experienced during the early summer of 2008, weather factors can have a very significant impact on the selling price of corn.  Following unfavorable weather conditions and flooding in the Midwest during the beginning of the 2008 growing season, the price per bushel of corn increased significantly and peaked during early July 2008.  Following this unfavorable weather in the early part of the growing season, the United States experienced favorable weather conditions through the rest of the 2008 growing season.  According to USDA reports, despite the early poor weather, the corn crop harvested in the fall of 2008 was the second largest on record following 2007’s crop.  Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  Our total corn cost per bushel during our 2008 fiscal year was approximately 42% higher than the corn costs we experienced in our 2007 fiscal year.  While corn prices have significantly decreased following a peak in early July 2008, current corn prices are higher than historical averages and have recently been increasing.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distiller’s grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”

Declines in the price of ethanol or distiller’s grain would significantly reduce our revenues. The sales prices of ethanol and distiller’s grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products.  Recently, the price of ethanol and distiller’s grains have trended downward as the prices of corn and gasoline have fallen.  We are dependant on a favorable spread between the price we receive for our ethanol and distiller’s grains and the price we pay for corn and natural gas.  Any continued lowering of ethanol and distiller’s grains prices, especially if it is associated with increases in corn and natural gas prices, may reduce our revenues and affect our ability to operate profitably.  Based on financial forecasts performed by our management, we anticipate that due to current ethanol and distiller’s grains prices compared to the costs of the raw materials required to make them, the ethanol plant may operate unprofitably during the early part of our 2009 fiscal year.  As a result, management decided to reduce production at the ethanol plant in January 2009 to perform maintenance and improvements to plant performance.  We will use this opportunity to perform maintenance and cleaning activities on portions of the ethanol plant that are not operating during the period of reduced production.  We anticipate continually evaluating the profitability of operating the ethanol plant and increasing or decreasing production by the ethanol plant accordingly.

The average price we received for our ethanol increased by approximately 14% during our 2008 fiscal year compared to our 2007 fiscal year, however the price we paid for corn increased by approximately 42% during the same time periods.  We anticipate the price of ethanol and distiller’s grains to continue to be volatile in our 2009 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand.  Continued declines in the prices we receive for our ethanol and distiller’s grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  We have been involved in discussions with our primary lender, Home Federal Savings Bank, regarding certain past and potential future loan covenant violations that have resulted from current conditions in the ethanol industry and our financial condition.  We have secured a waiver of the past loan covenant violations and the loan covenants we anticipate may be violated during our 2009 fiscal year.  However, our lender has required changes to our loan covenants and additional conditions to our loans that we could violate.  Further, we may not be able to satisfy the new requirements our lender required in order to grant the loan covenant waiver. If we violate the terms of our loan, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity.  Due to current conditions in the credit markets, it has been increasingly difficult for businesses to secure financing.  While we do not currently require more financing than we have, in the future we may need additional financing.  If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity.  This could negatively impact the value of our units.

We have a limited operating history.  We began our business in 2002 and commenced production of ethanol at our plant in December 2004.  Further, we completed an expansion project in July 2007 that approximately doubled our ethanol and distiller’s grains production capacity.  Accordingly, we have a limited operating history from which you can evaluate our business and prospects.  Our operating results could fluctuate significantly in the future as a result of a variety of factors, including those discussed throughout these risk factors.  Many of these factors are outside of our control.   As a result of these factors, our operating results may not be indicative of future operating results and you should not rely on them as indications of our future performance.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company in a rapidly growing industry, such as the ethanol industry, where supply and demand may change substantially in a short period of time.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.  Recently, we have been required to use a significant amount of cash to make margin calls required by our commodities broker as a result of the significant decrease in corn prices and the resulting unrealized and realized losses we experienced on our hedging activities since July 2008.  Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices fall significantly.  This is especially true during times when credit is difficult to secure such as it currently is.

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

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol and distiller’s grains.  If economic or political factors adversely affect the market for ethanol and distiller’s grains, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably.  We are highly dependent on our management team to operate our ethanol plant.  We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason.  Recently, our commodities manager and lab manager resigned their positions with the Company.  We have hired a new commodities manager and we have been working to fill the lab manager position.  While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment.  Any loss of these officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. We do not believe it will be cost-effective to convert our ethanol plant into a plant which will use cellulose-based biomass to produce ethanol. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of January 8, 2009, there are 172 ethanol plants operating in the United States with capacity to produce more than 10.5 billion gallons of ethanol per year.  In addition, there are 23 new ethanol plants under construction and 4 plant expansions underway which together are estimated to increase ethanol production capacity by nearly 2.4 billion gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry occurs, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our future profitability.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.  The price of ethanol tends to change in relation to the price of gasoline.  Recently, as a result of a number of factors including a slowing world economy, the price of gasoline has decreased.  In correlation to the decrease in the price of gasoline, the price of ethanol has also decreased.  Decreases in the price of ethanol reduce our revenue.  Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased demand for ethanol.  The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol so no ethanol is used in those markets.  Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol.  Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The RFS was increased in December 2007 to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Aventine Renewable Energy, Inc., BioFuels Energy Corp, Hawkeye Renewable, POET, The Andersons, Inc. and VeraSun Energy Corporation, all of which are each capable of producing more ethanol than we produce.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread. If consumers choose not to buy ethanol based on those beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Negative media attention associated with the use of corn in the ethanol production process may lead to decreases in demand for the ethanol we produce which could negatively affect our profitability.  Recent media attention associated with the use of corn as the feedstock in ethanol production has been unfavorable to the ethanol industry.  This negative media attention has focused on the effect ethanol production has on domestic and foreign food prices.  While some recent media reports have recognized that food prices have remained high despite significant decreases in the price of corn following peaks in early July 2008, some of this negative perception of ethanol production may persist.  Ethanol production has previously received favorable coverage by the news media which may have increased demand for ethanol.  This negative perception of ethanol production may have a negative effect on demand for ethanol which may decrease the price we receive for our ethanol.  Decreases in the selling price of ethanol may have a negative effect on our financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the RFS set forth in the Energy Policy Act of 2005.  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.

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

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  While the 2008 Farm Bill extended the tariff on imported ethanol through 2011, this tariff could be repealed earlier which could lead to increased ethanol supplies and decreased ethanol prices.

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

ITEM 2.  PROPERTIES.

Our ethanol plant is located on an approximately 124-acre site located approximately 1.5 miles west of U.S. Highway 65, one-half mile north of U.S. Highway 18, also known as the Avenue of the Saints, and approximately 5 miles east of Interstate Highway 35.  The plant’s address is 1822 43rd Street SW, Mason City, Iowa.  We produce all of our ethanol and distiller’s grains at this site.  We recently completed an expansion of our ethanol plant.  The ethanol plant now has capacity to produce more than 110 million gallons of ethanol per year.  As part of this expansion project, in January 2007 we purchased an additional 54 acres of land adjacent to our plant site to accommodate the expansion.  We are currently in negotiations to purchase a small amount of additional land for our railroad expansion, however, we have not reached any agreement with respect to this additional land.  The ethanol plant consists of the following buildings:

•

A fermentation and processing building, which contains processing equipment, laboratories, control room and offices. This building also includes a maintenance area with offices, spare parts storage, welding shop and maintenance equipment;

•	A grain handling and storage building, which contains a control room and 1st and 2nd level mezzanines for cleaning, grinding and conveying corn;
•	An administrative building, along with furniture and fixtures, office equipment and computer and telephone systems.
•	Two energy buildings which contain centrifuges, DDGS dryers, thermal oxidizer, heat recovery steam generator and reverse osmosis water filtrations system.
•	A pump house which contains a motor control room, two diesel powered fire pumps and water pumps for process water.

In addition, the plant includes a fermenter walkway, evaporator and storage facilities for ethanol and distiller’s grains.  The site also contains improvements such as rail tracks and rail switches, landscaping, drainage systems and paved access roads.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our Class A or Class B membership units.  We have created a qualified online matching service in order to facilitate trading of our units.  Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  The Company does not receive any compensation for creating or maintaining the matching service.  The Company does not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.

As of January 29, 2009, there were approximately 850 holders of record of our Class A units and approximately 50 holders of record of our Class B units.

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

Quarter	Low Price	High Price	Average Price	# of Units Traded
2007 1st	$6.75	$8.00	$7.37	24,610
2007 2nd	$5.50	$7.90	$5.79	34,000
2007 3rd	$5.00	$7.10	$5.36	224,000
2007 4th	$5.25	$8.25	$5.88	64,000
2008 1st	$5.00	$5.90	$5.60	9,000
2008 2nd	$5.00	$5.00	$5.00	2,000
2008 3rd	$4.50	$5.25	$4.73	102,388
2008 4th	$3.50	$4.50	$3.67	31,000

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

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2007 1st	$6.85	$8.50	$7.74	138,000
2007 2nd	$6.75	$9.00	$7.76	115,000
2007 3rd	$6.00	$8.45	$7.15	534,300
2007 4th	$5.50	$6.00	$5.89	49,000
2008 1st	$5.00	$6.00	$5.42	509,750
2008 2nd	$3.75	$8.25	$4.76	671,500
2008 3rd	$4.50	$5.00	$4.78	148,250
2008 4th	$3.50	$5.50	$4.11	98,750

Buyers Quarter	Low Price	High Price	Average Price	# of Units Listed
2007 1st	$5.50	$5.50	$5.50	20,000
2007 2nd	$4.50	$6.50	$5.70	7,500
2007 3rd	$5.00	$5.25	$5.21	60,000
2007 4th	$—	$—	$—	None
2008 1st	$—	$—	$—	None
2008 2nd	$—	$—	$—	None
2008 3rd	$4.00	$4.50	$4.28	20,000
2008 4th	$—	$—	$—	None

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause the Company to be deemed a publicly traded partnership.

DISTRIBUTIONS

Distributions by the Company to our unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by such unit holder by the total number of units outstanding.  Our board of directors has complete discretion over the timing and amount of distributions to our unit holders, however, our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   In addition, distributions are restricted by certain loan covenants in our expansion term loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

Below is a table representing the distributions made by us during our last two fiscal years, ending October 31, 2007 and 2008.

Date Declared	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
December 18, 2006	$22,014,000	$0.90	January 1, 2007

August 20, 2007	$2,446,000	$0.10	September 1, 2007

February 1, 2008	$6,115,000	$0.25	February 1, 2008

May 19, 2008	$9,784,000	$0.40	June 1, 2008

Totals	$40,359,000	$1.65

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since October 31, 2005, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of the Company’s units, the NASDAQ, and the Industry Index on October 31, 2005. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

Pursuant to the rules and regulations of the Securities and Exchange Commission, the performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such a filing.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG GOLDEN GRAIN ENERGY, LLC,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON OCT. 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING OCT. 31, 2008

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated.  The selected consolidated balance sheet financial data as of October 31, 2006, 2005 and 2004 and the selected consolidated income statement data and other financial data for the years ended October 31, 2005 and 2004 have been derived from our audited consolidated financial statements that are not included in this Form 10-K.  The selected consolidated balance sheet financial data as of October 31, 2008 and 2007 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended October 31, 2008 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”  and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2008	2007	2006	2005	2004
Revenues	$278,702,939	$155,376,419	$113,575,311	$71,186,897	$—

Cost Goods Sold	$257,715,593	$131,504,098	$68,503,468	$53,748,790	$—

Gross Profit	$20,987,346	$23,872,321	$45,071,843	$17,438,107	$—

Operating Expenses	$2,477,857	$2,546,689	$2,127,654	$1,924,331	$693,188

Operating Income (Loss)	$18,509,489	$21,325,632	$42,944,189	$15,513,776	$(693,188)

Other Income (Expense)	$(613,913)	$(995,507)	$(523,171)	$3,684,593	$(1,228,008)

Net Income (Loss)	$17,895,576	$20,330,125	$42,421,018	$19,198,369	$(1,921,196)

Capital Units Outstanding	24,460,000	24,460,000	25,293,333	27,560,000	23,327,100
Net Income (Loss) Per Capital Unit	$0.73	$0.83	$1.68	$0.70	(0.08)
Cash Distributions per Capital Unit	$0.65	$1.00	$0.10	$—	—

Balance Sheet Data:	2008	2007	2006	2005	2004
Current Assets	$14,264,258	$11,523,935	$21,759,099	$19,588,255	$1,686,818

Net Property and Equipment	$96,258,995	$95,086,267	$66,768,179	$48,596,314	$46,371,848

Other Assets	$16,353,987	$14,818,459	$9,418,814	$423,507	$479,195

Total Assets	$126,877,240	$121,428,661	$97,946,092	$68,638,076	$48,537,861

Current Liabilities	$15,446,792	$10,263,239	$12,725,973	$3,971,523	$23,511,346

Long-Term Debt	$38,148,845	$40,480,395	$10,405,217	$20,841,669	$400,000

Non-Controlling Interest	$600,000	$—	$—	$—	$—

Members’ Equity	$72,681,603	$70,685,027	$74,814,902	$43,824,884	$24,626,515

Book Value Per Capital Unit	$2.97	$2.89	$3.05	$1.58	$0.89

* See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our financial results.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Comparison of Fiscal Years Ended October 31, 2008 and 2007

	2008		2007
Income Statement Data	Amount	%	Amount	%
Revenues	$278,702,939	100.0	$155,376,419	100.0

Cost of Goods Sold	$257,715,593	92.5	$131,504,098	84.6

Gross Profit	$20,987,346	7.5	$23,872,321	15.4

Operating Expenses	$2,477,857	0.9	$2,546,689	1.6

Operating Income	$18,509,489	6.6	$21,325,632	13.7

Other Income (Expense)	$(613,913)	(0.2)	$(995,507)	(0.6)

Net Income	$17,895,576	6.4	$20,330,125	13.1

Revenues

Our total revenue increased significantly in our fiscal year ended October 31, 2008 as a result of increased production of ethanol and distiller’s grains.  Our plant expansion project was operational for only a portion of our 2007 fiscal year.  Our total ethanol production increased by approximately 48% for our 2008 fiscal year compared to our 2007 fiscal year.  Additionally, our total distiller’s grains production increased by approximately 49% for our 2008 fiscal year compared to our 2007 fiscal year.

The average price we received for our ethanol increased by approximately 14% during our 2008 fiscal year compared to our 2007 fiscal year.  Management attributes this increase in the average price we received for our ethanol with increased commodity prices we experienced for most of our 2008 fiscal year.  Management believes that the price of ethanol is positively impacted by high gasoline prices and high corn prices.  We experienced a peak in corn prices during late June and early July 2008 which we believe led to increases in the price we received for our ethanol during these periods.  Further, the price of gasoline peaked at approximately the same time as the corn price peak and later fell drastically.

The average price we received for our distiller’s grains increased significantly during our 2008 fiscal year compared to the same period of 2007.  We attribute this increase in distiller’s grains prices with high corn prices we experienced for much of our 2008 fiscal year.  Since distiller’s grains are commonly used as a feed substitute for corn, when the price of corn increases, it increases demand for distiller’s grains which leads to positive gains in the market price of distiller’s grains.  We market our distiller’s grains in two forms, modified wet distiller’s grains (MWDG) and dried distiller’s grains with solubles (DDGS).  We market approximately 88% of our total distiller’s grains in the form of DDGS and approximately 12% of our total distiller’s grains in the form of MWDG.  We make decisions on what percentage of our distiller’s grains are marketed as DDGS and what percentage are marketed as MWDG based on marketing decisions made by Hawkeye Gold, our distiller’s grains marketer, and on the interaction between the cost of natural gas used to dry the distiller’s grains and the price of DDGS compared to MWDG.  The average price we received for DDGS for our 2008 fiscal year increased by approximately 71% compared to the average price we received for our 2007 fiscal year.   The average price we received for our MWDG during our 2008 fiscal year was approximately 50% higher than the average price we received for our 2007 fiscal year.  Increases in the price of distiller’s grains have helped us to somewhat offset increases in the price we pay for corn with increased revenue from the sale of distiller’s grains.

The price we received for ethanol has been decreasing in conjunction with recent decreases in the market price of gasoline and the market price of corn.  Management anticipates that the price of gasoline will remain low into the near term, especially as a result of the weakening world economy.   As a result of the relatively low price of ethanol and increasing corn prices, based on financial forecasts performed by management, we anticipate that the ethanol plant will not operate profitably in the early part of our 2009 fiscal year.  As a result, management decided to reduce production at the ethanol plant in January 2009 to perform maintenance and improvements to plant performance.  If the price of ethanol remains low for an extended period of time, management anticipates that this could significantly impact our liquidity, especially if our raw material costs continue to increase.  We anticipate that the price of distiller’s grains will continue to fluctuate in reaction to changes in the price of corn and therefore we expect lower distiller’s grains prices in the near term.  We anticipate that the supply of distiller’s grains in the market will continue to increase as new ethanol production becomes operational.  However, currently the supply of distiller’s grains has been volatile due to reduced ethanol production by the ethanol industry. The ethanol industry needs to continue to expand the market of distiller’s grains in order to maintain current distiller’s grains prices.

For 2008, based on demand trends and reported ethanol demand from the Renewable Fuels Association, demand for ethanol may reach 9.5 billion gallons.  This is a significant increase over recent years.  However, in order to continue to increase demand for ethanol, the ethanol industry needs to pursue additional ethanol blending and distribution infrastructure as well as higher percentage blends of ethanol.  Many parts of the United States do not blend any ethanol into their gasoline because of a lack of the infrastructure necessary to do so.  In order to continue to increase demand for ethanol, investments in blending and transportation infrastructure are necessary so ethanol can reach every market in the United States.  Further, higher blends of ethanol must be used.  While we anticipate experiencing some increased ethanol demand as a result of increases in the use of E85 (85% ethanol and 15% gasoline) in flexible fuel vehicles, we anticipate that greater demand increases would result from the availability of blends such as E20 (20% ethanol and 80% gasoline) in areas that are already using E10 in standard automobiles.

Cost of Goods Sold and Gross Profit

Our two primary costs of producing ethanol and distiller’s grains are corn costs and natural gas costs.  We experienced a significant increase in our cost of goods sold during our 2008 fiscal year as a result of significant increases in the price and consumption of corn and natural gas by our ethanol plant during our 2008 fiscal year compared to our 2007 fiscal year.  The total number of bushels of corn we used increased by approximately 49% for our 2008 fiscal year compared to our 2007 fiscal year.  This increase in corn consumption was primarily the result of increased ethanol and distiller’s grains production by the plant.  Our total natural gas consumption increased by approximately 51% for our 2008 fiscal year compared to the same period of 2007.  The increase in natural gas consumption was larger than the increase in corn consumption due to the fact that we sold a larger percentage of our total distiller’s grains in the form of DDGS during our 2008 fiscal year which requires more natural gas to produce than MWDG.

In addition to the increases in consumption of corn and natural gas, our total corn cost per bushel increased by approximately 42% during our 2008 fiscal year compared to the same period of 2007.  We attribute this significant increase in corn costs with a significant peak in corn prices that occurred during June and early July of 2008 as a result of poor weather and flooding conditions that we experienced in the Midwest.  Corn prices subsequently dropped significantly after early July 2008 as a result of near ideal weather conditions for the remaining months of the 2008 growing season and a general decrease in commodities prices related to the slowing world economy.  Further, our total cost of natural gas per MMBTU increased by approximately 22% during our 2008 fiscal year compared to our 2007 fiscal year.  We attribute this increase in natural gas costs with increases in commodity prices in general that we experienced during the early part of our 2008 fiscal year, especially for oil, as well as hurricane activity in the Gulf Coast region of the United States during the late summer of 2008 which resulted in shutdowns of natural gas production from that region of the United States.  However, management believes due to the general economic slowdown that we experienced during the fall of 2008, demand for natural gas decreased which may have reduced the effect of the natural gas supply disruptions on the market price of natural gas.  We anticipate that natural gas prices will continue to be volatile and we expect premium pricing for natural gas during the winter months due to increased natural gas consumption for heating needs.

Despite strong demand for corn, the price of corn fell significantly following a peak during the early part of July 2008.  Corn prices retreated with other commodities including oil.  Management believes that the price of oil has a significant effect on the market price of corn.  However, supply and demand factors also have a significant effect on the market price of corn.  The corn harvest in the fall of 2008 was the second largest on record.  However, the USDA is predicting tight ending stocks for the 2008/2009 growing season due to increased corn demand.  While we do not anticipate that we will have difficulty securing the corn that we require to continue to operate our ethanol plant during our 2009 fiscal year, if a shortage were to develop, we anticipate that our corn costs would increase significantly.

Realized and unrealized gains and losses related to our corn and natural gas derivatives instruments, including purchase commitments, resulted in a decrease of approximately $1,243,000 in our cost of goods sold for the fiscal year ended October 31, 2008 compared to an increase of approximately $1,924,000 for the same period of 2007.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

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

Operating Expenses

Operating expenses for the fiscal year ended October 31, 2008 totaled approximately $2,478,000, a decrease from approximately $2,547,000 for the same period of 2007.  This decrease in operating expenses is primarily attributable to decreased personnel expenses and consulting fees we experienced during our 2008 fiscal year compared to our 2007 fiscal year.

Other Income (Expense)

We had total other expense for the fiscal year ended October 31, 2008 of approximately $614,000 compared to other expense of approximately $996,000 for fiscal year 2007.  We experienced a smaller other expense for our 2008 fiscal year as a result of a significant increase in equity in net income of investments compared to our 2007 fiscal year.  The increase in equity in net income of investments is primarily attributable to a significant increase in our equity earnings in RPMG during our 2008 fiscal year compared to the same period of 2007.  We had less interest income during our 2008 fiscal year compared to the same period of 2007 as a result of having less cash on hand during our 2008 fiscal year.  Further, our interest expense was higher during our 2008 fiscal year compared to our 2007 fiscal year due to more borrowing on our revolving promissory note and the fact that we ceased capitalizing the interest associated with our expansion project when it became operational.

Changes in Financial Condition for Fiscal Years Ended October 31, 2008 and 2007

Our current assets were 24% higher at October 31, 2008 compared to October 31, 2007.  We had less cash on hand on October 31, 2008 compared to October 31, 2007.  Our accounts receivable was slightly higher at October 31, 2008 compared to October 31, 2007 as a result of increases in the price of ethanol at October 31, 2008 versus October 31, 2007.  The asset value of our due from broker line item was significantly higher at October 31, 2008 compared to October 31, 2007 as a result of payments we made into our margin account with our commodities broker.  The asset value of our inventory at October 31, 2008 was significantly lower than the asset value of our inventory at October 31, 2007 as a result of an approximately $389,000 lower of cost or market adjustment we recognized due to the falling market value of our products, impairment in the value of our corn inventory that we recorded to recognize the difference between the cost of our corn, work in process and finished goods inventory and the current market value of our inventories.

The asset value of our property and equipment was slightly higher at October 31, 2008 compared to October 31, 2007 as a result of the net effect of investments we made in property and equipment during our 2008 fiscal year and the amount of accumulated depreciation we experienced during the same period.  We made two small land acquisitions for our railroad expansion project during our 2008 fiscal year.  We purchased a new end loader and new grates in our grain receiving area during our 2008 fiscal year.  We completed construction of our railroad expansion and tank farm expansion during our 2008 fiscal year.  We still have various capital improvement projects that are ongoing which are included in construction in process, including $2,400,000 associated with our investment in COBS and a process improvement project.

Our total other assets were higher at October 31, 2008 compared to October 31, 2007 as a result of an increase in the asset value of our investments and an increase in the value of our grant receivable offset by decreases in our restricted cash account.  As of October 31, 2008, we were not required to maintain any amount of money in our restricted cash account with our primary lender because we met certain financial thresholds.  At October 31, 2007, we were required to maintain at least $2,000,000 in our restricted cash account with our lender.  The asset value of our investments was higher at October 31, 2008 compared to October 31, 2007 as a result of increased equity in RPMG of which we are a partial owner.

Our current liabilities were higher at October 31, 2008 compared to October 31, 2007.  We had a liability on our balance sheet at October 31, 2008 of approximately $872,000 related to checks in excess of our bank balance.  Any amount that is drawn on these checks in excess of the cash that we have in our account is paid from our revolving line of credit.  The current portion of our long-term debt was higher at October 31, 2008 compared to October 31, 2007 due to higher principal payments we are required to make on our long-term debt.  Our accounts payable were lower at October 31, 2008 compared to October 31, 2007 primarily as a result of a construction retainer we were withholding on October 31, 2007 for Fagen associated with our plant expansion project.  Due to significant decreases in the value of corn in the later part of our 2008 fiscal year following a corn price spike at the end of June and early July 2008, our derivative instruments represented a liability on our balance sheet of approximately $3,507,000 and we also recorded an accrual of $2,611,000 for lower of cost or market adjustment on outstanding purchase commitments as of October 31, 2008.

Our long-term liabilities were lower at October 31, 2008 compared to October 31, 2007, primarily as a result of payments we made on our long-term debt during our 2008 fiscal year.  The liability associated with our long-term debt decreased as a result of regular debt payments we made during our 2008 fiscal year.  The liability associated with our deferred revenue increased as a result of an amendment to our Cerro Gordo County economic development grants which was approved during our 2008 fiscal year which increased the amount of these grants that we are eligible for.

At October 31, 2008, we included $600,000 in our financial statements associated with the non-controlling interest in COBS.  This represents the ownership interests of the other investors in COBS.

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

Revenues

Revenue from operations for the fiscal year ended October 31, 2007 totaled approximately $155,376,000 resulting from the sale of ethanol and distiller’s grains.  Revenue increased in fiscal year 2007 by approximately 37% compared to fiscal year 2006.  For the fiscal year ended October 31, 2007, ethanol comprised approximately 89% of our sales and distiller’s grains comprised approximately 11% of our sales.  Revenue was higher for the fiscal year ended October 31, 2007, compared to the same period of 2006, due mainly to volume increases in our production of ethanol and distiller’s grains.  This increase in ethanol and distiller’s grains production was due to our expanded ethanol and distiller’s grains production capacity which became operational in June 2007.  During fiscal year 2007, we produced approximately 29% more ethanol compared to fiscal year 2006.  We also produced approximately 30% more distiller’s grains during our 2007 fiscal year compared to the same period of 2006.

The average price we received for our ethanol decreased approximately 2% for our 2007 fiscal year compared to the average price we received for our ethanol in fiscal year 2006.  The average price we received for our DDGS increased by approximately 17% for our 2007 fiscal year compared to the average price we received during our 2006 fiscal year.  The average price we received for our MWDG increased by approximately 11% for our 2007 fiscal year compared to the average price we received during our 2006 fiscal year.  During our 2007 fiscal year, we marketed approximately 95% of our distiller’s grains as DDGS and 5% of our distiller’s grains as MWDG.  This decision was made based on market factors including the demand for each type of distiller’s grains, the cost associated with producing each type of distiller’s grains, and the market price for each type of distiller’s grains.

Ethanol prices dipped during the middle of 2007 as compared to the average prices experienced by the ethanol industry in 2006.  However, ethanol prices rebounded at the end of 2007.  This decrease was likely the result of increases in ethanol supply which were offset by smaller increases in ethanol demand.  Further, during our 2007 fiscal year, as the price of ethanol decreased, gasoline blenders increased voluntary blending of ethanol with gasoline.  Management believes this voluntary blending was due to the favorable spread in price between the price of gasoline and the price of ethanol that existed during part of our 2007 fiscal year.

Cost of Goods Sold and Gross Profit

Our cost of goods sold from the production of ethanol and distiller’s grains is primarily made up of raw grains expenses and energy expenses (natural gas and electricity).  Our cost of goods sold increased from approximately $68,503,000 for the fiscal year ended October 31, 2006 to approximately $131,504,000 for the fiscal year ended October 31, 2007.  While we sold more ethanol and distiller’s grains during our 2007 fiscal year compared to our 2006 fiscal year, decreases in ethanol prices and increases in corn prices led to a significant decrease in our gross profit.  Gross profits as a percentage of revenue was 15% for fiscal year 2007 compared to 40% for fiscal year 2006.

This increase in cost of goods sold is primarily due to an approximately 70% increase in the average price we paid for corn for the 2007 fiscal year as compared to the 2006 fiscal year.  In addition to an increased average corn price, our corn consumption increased by approximately 32% for the 2007 fiscal year compared to the same period of 2006.  This increase was due to our increased production of ethanol and distiller’s grains as a result of our expansion project.  The increased price we paid for corn and our increased corn consumption combined to significantly increase our total corn costs for the fiscal year ended October 31, 2007 compared to the same period of 2006.  This increase in cost of goods sold for the 2007 fiscal year, more than offset our increased revenues.

For the fiscal year ended October 31, 2007, we experienced a slight increase in our total cost of goods sold attributed to natural gas as compared to the same period of 2006.  While our natural gas consumption increased by approximately 28% for fiscal year 2007 compared to fiscal year 2006, the average price we paid for natural gas decreased by approximately 21% during the same time period.  Our natural gas consumption increased in fiscal year 2007 as a result of increased production at our ethanol plant when our expansion became operational.  Natural gas prices during fiscal year 2006 were significantly higher than in both fiscal year 2005 and fiscal year 2007 due in part to production disruptions from hurricanes Katrina and Rita.

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

Other Income (Expense)

We had total other expense for the fiscal year ended October 31, 2007 of approximately $996,000 compared to other expense of approximately $523,000 for fiscal year 2006.  The increase in other expense for our 2007 fiscal year occurred primarily as a result of the net effect of interest expense and interest income realized in fiscal year 2007.  Further, we did not receive any other income from grant programs during our 2007 fiscal year.  We received approximately $370,000 in grant income in fiscal year 2006.

Plant Operations

Our plant became operational on December 13, 2004.  Since January 2005, our plant has consistently exceeded its nameplate production capacity of 40 million gallons of ethanol per year, as measured on a pro rata basis.  In June 2007, our plant expansion became operational which increased our production capacity to approximately 110 million gallons of ethanol per year.  The total cost of our expansion project was approximately $54,000,000 including our railroad expansion project discussed below.

We are subject to ongoing environmental regulations and testing.  We were required to have the plant’s emissions tested by conducting a Relative Accuracy Test Audit (RATA) on a annual basis and disclose the level of emissions to the Iowa Department of Natural Resources (IDNR) on a annual basis.  Following our January 2, 2008 inspection, we received a notice of violation from the IDNR related to our wastewater discharge systems.  We addressed these issues with the IDNR.  The IDNR conducted a follow-up visit in May 2008 and were satisfied that we had taken all of the steps necessary to remedy the notice of violation issues.

As part of our expansion project, we have undertaken an expansion of our rail infrastructure.  We commenced construction of our expanded rail infrastructure in the third quarter of 2007.  The rail expansion project was substantially completed in May 2008.  The second phase of our rail expansion will not be completed until we purchase some additional land necessary for the expansion project.  Our rail expansion consists of a 900 foot tail track, two storage tracks approximately 6,500 feet in length and approximately a 6,500 foot service track.  The purpose of the rail expansion was to allow us to more efficiently ship our products.  The expansion was necessary as a result of our increased ethanol and distiller’s grains production following our plant expansion project.

Absolute Energy, LLC Investment

In 2006, we purchased 400 capital units of Absolute Energy, LLC, at a price of $10,000 per unit for a total investment of $4,000,000.  This investment is sufficient to secure a seat on the board of directors of Absolute Energy, LLC. Absolute Energy, LLC is an Iowa limited liability company which operates an ethanol manufacturing plant in Mitchell County, Iowa.  Absolute Energy commenced operations in February 2008.  The units we purchased in Absolute Energy, LLC are subject to restrictions on transfer, therefore, this is not a liquid investment.  It may take a significant amount of time before we realize a return on our investment, if we realize a return on the investment at all.

Homeland Energy Solutions, LLC Investment

In 2006, we purchased 5,000 membership units at a price of $1,000 per membership unit in Homeland Energy Solutions, LLC for a total investment of $5,000,000.  This investment is sufficient to secure a seat on the board of directors of Homeland Energy Solutions.  Homeland Energy Solutions is in the process of constructing an ethanol manufacturing plant in Lawler, Iowa.  We anticipate that Homeland Energy Solutions will commence operations in April 2009.

Corn Oil BioSolutions, LLC Investment

We have been involved in the development of a biodiesel plant that we anticipate will use corn oil derived from our ethanol production process as the feedstock to produce biodiesel.  Corn Oil BioSolutions, LLC (COBS) was organized on June 20, 2008.  We are working with several other ethanol producers to develop the project.  We are a 60% owner of COBS and we anticipate the biodiesel plant will be constructed adjacent to our current ethanol plant.  However, due to current conditions in the credit markets and industry volatility, we are still trying to secure the necessary debt and equity financing in order to complete the capitalization of this project.  Included on our balance sheet under property and equipment as of October 31, 2008 is approximately $2,400,000 which corresponds to the total investment in COBS.  This amount is then offset by $600,000 of non-controlling interest which represents the minority partners investment in COBS leaving a net investment for Golden Grain Energy of $1,800,000.  COBS has been idled while we try to secure the necessary debt and equity financing in order to complete the capitalization of this project.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments are recognized on the October 31, 2008 balance sheet at their fair market value. We have also recognized a lower of cost or market adjustment of purchase commitments of approximately $2,611,000 as of October 31, 2008.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the fiscal year ended October 31, 2008 and 2007, the Company recorded a combined realized and unrealized gain/(loss) for derivatives from corn and natural gas of approximately $3,854,000 and ($1,924,000), respectively.  We have also adjusted inventory purchase commitments by approximately $2,600,000 for a lower of cost or market impairment of our purchase commitments.  These losses and gains are recorded in cost of goods sold.

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and deferred revenue of approximately $4,518,000 and $4,103,000, respectively, for the tax increment financing monies to be received over a 10 year period.  These grants were recorded at their net present value using a discount rate of 6%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of October 31, 2008, the grant receivable was approximately $2,628,000 and the corresponding deferred revenue was approximately $2,147,000.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which corresponds to the Company’s year beginning November 1, 2009 but early application is encouraged.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged.  The Company adopted the Standard as of October 31, 2008.  FAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of FAS 161 does not have an impact on the Company’s financial position and results of operations

Liquidity and Capital Resources

Operating Budget and Financing of Plant Operations

Based on recent financial forecasting, management believes that the ethanol plant may not be able to operate profitably starting in January 2009 due to the current spread between the selling price of our products and the costs of raw materials necessary to make those products.  Management decided to reduce production at the ethanol plant in January 2009 to perform maintenance and improvements to plant performance.  Management believes that this is a proactive step that is necessary in order to preserve our liquidity.  If we decrease ethanol production during times when it is unprofitable, we expect to have sufficient cash to meet our operational costs over the next 12 months, including the cost of corn and natural gas supplies, other production costs, staffing, office, audit, legal, compliance and working capital costs, from cash flow generated by plant operations, current cash reserves, our senior credit facilities and other current sources of debt financing.  Management anticipates continually assessing the profitability of producing ethanol and distiller’s grains and increasing or decreasing production as the market dictates.  As a condition of our lender granting us a waiver of certain loan covenant violations, we agreed to raise an additional $5,000,000 in equity prior by November 1, 2009.  We have not yet determined the terms on which we anticipate raising this $5,000,000 in additional equity.

The following table shows cash flows for the fiscal years ended October 31, 2008 and 2007:

	Year ended October 31,
	2008	2007
Net cash from operating activities	$24,810,571	$28,582,682
Net cash used for investing activities	(8,992,008)	(35,784,860)
Net cash used for financing activities	(17,650,678)	(32,461)

Cash Flow From Operations

We experienced a decrease in net cash from operating activities during our fiscal year ended October 31, 2008 as compared to the same period of 2007.  This change in cash from our operating activities resulted from a decrease in our net income for our 2008 fiscal year compared to our 2007 fiscal year.  We experienced a decrease in our accounts payable during our 2008 fiscal year compared to the same period of 2007 which resulted in a decrease in the cash we generated from our operations.   We also had an increase in the amount of cash from operations due from broker for increased margin calls during our 2008 fiscal year compared to 2007 fiscal year.  During our 2008 fiscal year, our capital needs were being adequately met through cash from our operating activities and our credit facilities.

Cash Flow From Investing Activities

We experienced a significant decrease in the cash we used for investing activities during our 2008 fiscal year compared to our 2007 fiscal year.  This decrease was primarily the result of significantly less capital expenditures that we made during our 2008 fiscal year compared to 2007.  During our 2007 fiscal year, we used a significant amount of cash to complete our plant expansion project.  We also used significantly less cash to purchase investments in fiscal year 2008 compared to fiscal year 2007.  We made a $5,000,000 investment in Homeland Energy Solutions during our 2007 fiscal year.  During our 2008 fiscal year, our capital expenditure was in connection with engineering services for the development of the COBS plant.

Cash Flow From Financing Activities

We used significantly more cash for financing activities during our 2008 fiscal year compared to our 2007 fiscal year primarily as a result of the fact that we received approximately $30,000,000 in loan proceeds from our expansion loan during our 2007 fiscal year.  These loan proceeds offset larger distributions that were paid during our 2007 fiscal year compared to our 2008 fiscal year.

The following table shows cash flows for the fiscal years ended October 31, 2007 and 2006:

	Year ended October 31,
	2007	2006
Net cash from operating activities	$28,582,682	$45,772,948
Net cash used for investing activities	(35,784,860)	(26,622,342)
Net cash used for financing activities	(32,461)	(18,221,973)

Cash Flow From Operations

We experienced a decrease in net cash from operating activities during our fiscal year ended October 31, 2007 as compared to the same period of 2006 due primarily to decreased net income for fiscal year 2007.  This decrease in net income was primarily a result of decreased ethanol prices and increased corn prices that negatively affected our revenues and cost of goods sold.

Cash Flow From Investing Activities

The increase in net cash used for investing activities in fiscal year 2007 compared to the same period of 2006 was due primarily to capital expenditures we made pursuing our plant expansion project.  We made capital expenditures in fiscal year 2007 of approximately $32,820,000 compared to approximately $21,035,000 for the same period of 2006.  We purchased investments in fiscal year 2007 in the amount of approximately $5,015,000 compared to approximately $4,371,000 in fiscal year 2006.

Cash Flow From Financing Activities

The increase in net cash from financing activities for fiscal year 2007 compared to the same period of 2006 was predominantly the result of the proceeds from our expansion loan of approximately $29,759,000 offset by a distribution to our members of $24,460,000.  For fiscal year 2006, we had a much smaller distribution of $2,756,000.  We made a prepayment on our term loan in fiscal year 2006 of approximately $4,000,000 which was not made in fiscal year 2007.  In fiscal year 2006, we used cash of approximately $8,675,000 in order to repurchase 3,100,000 units from members.

Credit Facilities

In January 2004, we entered into a $33,500,000 credit facility with Home Federal Savings Bank of Rochester, Minnesota.  In November 2006, we restructured our existing debt financing and line of credit and we entered into a new credit facility for our expansion project with Home Federal Savings Bank.  Our restructured credit arrangement consists of a master credit agreement with three supplements.  The total value of the credit facility was $77,000,000; however this included the $32,000,000 value of the initial term loan to construct the ethanol plant, which was repaid in full in July 2007.  The total new funds available following the restructured credit facility was $45,000,000, split between a new expansion term loan of $30,000,000 and a revolving line of credit of $15,000,000.  In August 2007, we executed an amendment to our credit facility increasing our line of credit from $15,000,000 to $20,000,000.  To secure this master credit agreement, we executed a mortgage on substantially all of our assets in favor of Home Federal in the amount of $82,000,000.

The master credit agreement supplies terms that are applicable to all three parts of the credit facility.  The terms that are specific to the original term loan, line of credit, and expansion loan are set out in three supplements to the master credit agreement.

The first supplement to the master credit agreement concerned the restructured term loan for the Company’s initial plant construction.  As of October 31, 2008, there was no outstanding principal balance of this term loan as we repaid the loan in full on July 17, 2007.

The second supplement to the master credit agreement relates to our revolving line of credit with Home Federal.  The total amount of the line of credit is $20,000,000.  The entire $20,000,000 revolving line of credit is available to the Company until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of the Company’s total indebtedness to its tangible net worth.  There is an annual fee for the line of credit of $25,000.  As of October 31, 2008, the Company had $8,600,000 outstanding on this line of credit.  As of October 31, 2008, interest accrued on our line of credit at a rate of 5.85% per year.

The third supplement to the master credit agreement is a new term loan used to finance our ethanol plant expansion.  The amount of the expansion loan is $30,000,000.  On July 22, 2008, we converted $10,000,000 of our expansion term note to a fixed interest rate of 6.7% for five years from August 1, 2008.  The remaining amount of our expansion term loan is subject to a variable interest rate charged at the prime rate minus a rate based on the ratio of the Company’s total indebtedness to its tangible net worth.  We converted a portion of our expansion loan to a fixed rate in order to protect against potential future interest rate increases.  The expansion loan’s maturity date is August 1, 2017.  As of October 31, 2008, our expansion loan had a balance of approximately $27,641,000.  As of October 31, 2008, the variable rate portion of our expansion loan accrued interest at a rate of 5.85% per year.

Our variable interest rates are adjusted annually on March 1st.  As interest rates increase, we will incur higher interest payments, which could adversely affect our net income.  Our credit agreements contain restrictions and financial covenants to which we are subject during the term of the agreements.  We were required to maintain $2,000,000 in a restricted cash account until we paid the remaining amounts due to our expansion contractor Fagen.  The retainage was paid in May 2008 and we are therefore no longer required to maintain the $2,000,000 in the restricted cash account so long as we maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we are required to deposit, on a quarterly basis, 25% of our net income into the restricted cash account until we reach the 60% threshold.  As of October 31, 2008, our tangible net worth was in excess of 60% of our total assets so we are not required to maintain any amount in our restricted cash account.  We have other restrictive covenants which require minimum financial ratios be maintained by the Company.  Further restrictions limit distributions to 65% of our net income, provided tangible assets to total debt exceed 2:1.

As of October 31, 2008, the Company was in compliance with all loan covenants pursuant to its credit agreements with Home Federal with the exception of distributions being in excess of 65% of net income.  This violation of our distribution covenant was waived by our lender Home Federal for the year ended October 31, 2008.  Due to the current market conditions and inability to operate the ethanol plant profitably, we do not anticipate being in compliance with our loan covenants during all of our 2009 fiscal year.

We have been in discussions with our lender Home Federal regarding our anticipated difficulty satisfying our loan covenants and we have secured waivers of these anticipated violations.  We have agreed to amend our loan agreement to require that we maintain a tangible net worth of $60 million and implement a minimum interest rate of 6%.  We have also agreed to pay a waiver fee of $23,500 and undertake an equity offering during our 2009 fiscal year in order to raise an additional $5 million in equity.  We have also agreed not to make any distributions during our 2009 fiscal year and pay Home Federal’s costs associated with amending our loan agreement. We anticipate finalizing the amendment to our loan agreement in February 2009.

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2008:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$45,088,436	$4,096,078	$8,192,157	$8,192,157	$24,608,044
Operating Lease Obligations	4,372,500	1,388,160	2,694,240	290,100	—
Purchase Obligations	36,856,622	36,856,622	—	—	—
Total Contractual Cash Obligations	$86,317,558	$42,340,860	$10,886,397	$8,482,257	$24,608,044

The long-term debt obligations in the table above include both principal and interest payments, excluding interest payments on the line of credit, at the interest rates applicable to the obligations as of October 31, 2008.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”).  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a balloon payment following the fifth year.  We started making principal payments on the $300,000 zero percent interest loan in January 2006.  The principal balance of this loan was approximately $243,000 as of October 31, 2008.  The loan is subordinate to our term loan and line of credit and is secured by our business assets including accounts receivable and inventory.  Funding for these loans was received in October 2004.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  The maturity date of the $300,000 loan is December 2010.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  An amendment to these economic development grants was approved in May 2008 in order to clarify the benefits conferred by the grants for our expansion project.  The amendment provided that our expansion project was covered by these economic development grants.  Based on our 2008 assessment, the total amount we expect to receive pursuant to these economic development grants is approximately $6,000,000.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 30 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage multiplied by Mason City’s regular water rate ordinance.

The Iowa Department of Economic Development has approved us for participation in the New Jobs and Income Program (NJIP).  Under the program, we are eligible for the following benefits provided we continue to meet certain program requirements:

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

In order to receive these benefits, we had to create at least 24 full-time non-management employee positions at a median wage of $16.35 per hour and these jobs must be maintained for at least five years.  We must pay at least 80% of the cost of a standard medical and dental insurance plan and offer a pension or profit sharing plan to full-time employees.  A worker productivity and safety improvement program must also be implemented and maintained.  We had until November 20, 2007 to satisfy these requirements.  On August 15, 2008, we received confirmation from the Iowa Department of Economic Development that all criteria of the NJIP were satisfied.

We were approved for additional incentives under the NJIP due to our plant expansion project.  We received an additional 5% tax credit based on our investment.  This credit is equal to approximately $1,531,000 to be amortized over 5 years.  We are also eligible for a refund of state sales taxes that we have paid for construction materials used in the expansion project and additional supplemental new jobs credits for the new jobs we will create.  These new incentives require us to create 10 jobs in addition to the 24 jobs we were already required to create under the program.  These jobs are subject to the same restrictions as the initial jobs we created for the program.  If we fail to meet the requirements of the NJIP, we may have to repay a portion of the benefits previously received.

Off-Balance Sheet Arrangements

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and an expansion loan which bear variable interest rates.  Specifically, we had approximately $26,375,000 outstanding in variable rate, long-term debt as of October 31, 2008.  We elected to secure a five year fixed interest rate of 6.7% for $10,000,000 of our expansion loan which took effect on August 1, 2008.  The specifics of each note are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short-Term and Long-Term Debt Sources.”

Below is a sensitivity analysis we prepared regarding our income exposure to changes in interest rates.  The interest rates on our variable interest debt adjust annually in March.  The sensitivity analysis below shows the anticipated effect on our income from a 10% adverse change in interest rates for a one year period.

Outstanding Variable Rate Debt at 10/31/08	Interest Rate at 10/31/08	Adverse 10% Change in Interest Rates	Annual Adverse Change to Income
$17,775,489	5.85%	0.585%	$103,987
$8,600,000	5.85%	0.585%	$50,310

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distiller’s grains, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2008, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2008.  As of October 31, 2008, approximately 24% of our estimated corn usage, 21% of our anticipated natural gas usage and less than 1% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2008	Approximate Adverse Change to Income
Natural Gas	2,390,000	MMBTU	10%	$1,688,000
Ethanol	109,622,000	Gallons	10%	$19,013,000
Corn	30,276,000	Bushels	10%	$14,855,000

Liability Risk

We participate in a captive reinsurance company (“Captive”).  The Captive reinsures losses related to workers’ compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the Captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We can not be assessed over the amount in the collateral fund.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements begin on page 39.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Golden Grain Energy, LLC

We have audited the accompanying consolidated balance sheets of Golden Grain Energy, LLC and subsidiary as of October 31, 2008 and 2007, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC and subsidiary as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Golden Grain Energy, LLC’s internal control over financial reporting as of October 31, 2008, included in the accompanying Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

Des Moines, Iowa

January 29, 2009

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

ASSETS	October 31, 2008	October 31, 2007

Current Assets
Cash and equivalents	$—	$1,832,115
Accounts receivable	3,647,003	3,420,275
Other receivables	726,483	518,696
Derivative instruments	—	340,667
Due from broker	4,685,735	343,493
Inventory	4,585,653	4,505,094
Prepaid expenses and other	619,384	563,595
Total current assets	14,264,258	11,523,935

Property and Equipment
Land and land improvements	11,262,333	11,241,675
Building and grounds	24,866,370	24,866,370
Grain handling equipment	13,029,583	8,600,452
Office equipment	280,193	263,343
Plant and process equipment	61,082,072	57,372,551
Construction in progress	6,720,219	5,825,562
	117,240,770	108,169,953
Less accumulated depreciation	20,981,775	13,083,686
Net property and equipment	96,258,995	95,086,267

Other Assets
Restricted cash	—	2,036,539
Investments	11,946,497	10,173,029
Grant receivable, net of current portion	4,103,261	2,269,893
Debt issuance costs, net of accumulated amortization (2008 $72,435; 2007 $37,666)	304,229	338,998
Total other assets	16,353,987	14,818,459

Total Assets	$126,877,240	$121,428,661

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	October 31, 2008	October 31, 2007

Current Liabilities
Outstanding checks in excess of bank balance	$871,632	$—
Current portion long-term debt	2,447,079	2,049,822
Accounts payable	4,646,728	6,858,104
Accrued expenses	3,605,085	997,500
Derivative instruments	3,506,617	—
Deferred revenue	369,651	357,813
Total current liabilities	15,446,792	10,263,239

Long-term Liabilities
Deferred compensation	180,372	123,350
Long-term debt, net of current maturities	34,235,095	38,567,814
Deferred revenue, net of current portion	3,733,378	1,789,231
Total long-term liabilities	38,148,845	40,480,395

Non-Controlling Interest	600,000	—

Commitments and Contingencies

Members’ Equity	72,681,603	70,685,027

Total Liabilities and Members’ Equity	$126,877,240	$121,428,661

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Revenues	$278,702,939	$155,376,419	$113,575,311

Cost of Goods Sold	257,715,593	131,504,098	68,503,468

Gross Profit	20,987,346	23,872,321	45,071,843

Operating Expenses	2,477,857	2,546,689	2,127,654

Operating Income	18,509,489	21,325,632	42,944,189

Other Income (Expense)
Interest income	67,086	226,346	468,480
Interest expense	(2,454,467)	(1,507,561)	(1,629,325)
CCC Bioenergy income	—	—	220,353
Grant income	—	—	150,000
Equity in net income of investments	1,773,468	285,708	267,321

Total	(613,913)	(995,507)	(523,171)

Net Income	$17,895,576	$20,330,125	$42,421,018

Basic & diluted net income per unit	$0.73	$0.83	$1.68

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000	25,293,333

Distributions Per Unit	$0.65	$1.00	$0.10

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Changes in Members’ Equity

For the years ended October 31, 2008, 2007 and 2006

Balance - October 31, 2005	$43,824,884

Distribution for 27,560,000 Class A and Class B units, December 2005	(2,756,000)

Redemption of 3,100,000 units	(8,675,000)

Net income	42,421,018

Balance - October 31, 2006	74,814,902
Distribution for 24,460,000 Class A and Class B units, December 2006 and September 2007	(24,460,000)

Net income	20,330,125

Balance - October 31, 2007	70,685,027
Distribution for 24,460,000 Class A and Class B units, February 2008 and June 2008	(15,899,000)

Net income	17,895,576

Balance - October 31, 2008	$72,681,603

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Cash Flows from Operating Activities
Net income	$17,895,576	$20,330,125	$42,421,018
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,988,231	5,911,717	4,084,883
Unrealized loss (gain) on risk management activities	3,847,284	2,937,138	(4,625,136)
Unrealized loss on purchase commitments	2,611,000	—	—
Gain on sale of fixed assets	(37,669)	—	(69,420)
Amortization of deferred revenue	(134,431)	(536,354)	—
Accretion of interest on grant receivable	(97,291)	(118,003)	—
Undistributed earnings from investments	(1,773,468)	(285,708)	(267,321)
Deferred compensation expense	57,022	71,955	—
Change in assets and liabilities
Accounts receivable	(226,728)	3,289,808	(2,210,806)
Inventory	(80,559)	(2,625,528)	(913,113)
Due from broker	(4,342,242)	(3,056,205)	—
Prepaid expenses and other	(621,389)	100,413	3,221,438
Accounts payable	(271,350)	2,135,094	3,864,790
Accrued expenses	(3,415)	428,230	266,615
Net cash provided by operating activities	24,810,571	28,582,682	45,772,948

Cash Flows from Investing Activities
Capital expenditures	(11,140,048)	(32,819,672)	(21,034,986)
Proceeds from sale of equipment	111,501	—	83,700
Decrease (Increase) in restricted cash	2,036,539	2,049,812	(1,299,840)
Purchase of investments	—	(5,015,000)	(4,371,216)
Net cash (used in) investing activities	(8,992,008)	(35,784,860)	(26,622,342)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	871,632	—	—
Payments for long-term debt	(3,935,462)	(5,228,412)	(10,593,710)
Proceeds from long-term debt	—	29,758,919	3,975,000
Redemption of membership units	—	—	(8,675,000)
Distribution to members	(15,899,000)	(24,460,000)	(2,756,000)
Payments received on grant receivable	712,152	173,695	—
Payments for debt issuance costs	—	(276,663)	(172,263)
Contribution by non-controlling interest	600,000	—	—
Net cash (used in) in financing activities	(17,650,678)	(32,461)	(18,221,973)

Net Increase (Decrease) in Cash and Equivalents	(1,832,115)	(7,234,639)	928,633

Cash and Equivalents – Beginning of Period	1,832,115	9,066,754	8,138,121

Cash and Equivalents – End of Period	$—	$1,832,115	$9,066,754

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2008	October 31, 2007	October 31, 2006

Supplemental Cash Flow Information

Interest paid net of capitalized interest (2008 $0; 2007 $1,472,333; 2006 $0)	$2,508,768	$977,468	$1,176,211

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$—	$1,940,026	$1,170,423

Land improvement acquired through issuance of note payable	—	242,723	—

Investment acquired through issuance of note payable	—	—	233,784

Deferred revenue received through grant receivable	2,090,416	2,683,398	—

Debt issuance costs amortized to construction in process	—	73,186	—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant, following completion of our expansion in June 2007, near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States. The Company is also a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa that will be operated from corn oil supplied from ethanol plants including Golden Grain Energy. As of October 31, 2008, COBS has been temporarily idled due to current credit conditions.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Golden Grain Energy and its majority owned subsidiary, COBS, collectively, the Company. All significant intercompany account balances and transactions have been eliminated.

Organization

Golden Grain Energy is organized as an Iowa limited liability company. The members’ liability is limited as specified in the Golden Grain Energy’s operating agreement and pursuant to the Iowa Limited Liability Company Act.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Equivalents

The Company’s cash balances are maintained in bank depositories and periodically exceeded federally insured limits during the year. The Company has not experienced any losses in connection with these balances.

Receivables

Credit sales are made primarily to two customers and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the historical collection rates on these.

Commodity Credit Corporation Bioenergy Program

In August 2004, the Company enrolled in the Commodity Credit Corporation Bioenergy Program, a department of the United States Department of Agriculture. This program enabled the Company to receive payments based on increases in number of bushels of corn used in ethanol production from the previous year for up to $7,500,000 per year. The Company recorded other income from the program for the year ended October 31, 2006 of approximately $220,000. The final program payment under this Program was made during the year ended October 31, 2006.

Inventories

Inventories are generally valued at the lower cost (first-in, first-out) or market. In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

Restricted cash

The Company had a restriction on a specific account with a bank that was restricted in use for the repayment of long-term debt. The balance in this account was treated as a non-current asset due to this restriction.

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

The fiscal year of Renewable Products Marketing Group, LLC (RPMG) ends on September 30 and the fiscal years of Guardian Eagle, LLC, Absolute Energy, LLC and Homeland Energy Solutions, LLC ends on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company’s income statement for all companies is based on September 30, 2008.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. Interest income is recognized as earned.

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 to be received over a 10 year period for the tax increment financing monies associated with the original plant construction and recorded approximately $2,090,000 of a grant receivable and corresponding deferred revenue during the period ending October 31, 2008 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007.  The amendment to the grant was approved in May 2008.  These grants were recorded at their net present value using a discount rate of 6%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of October 31, 2008 the grant receivable was approximately $4,518,000 and the corresponding deferred revenue was approximately $4,103,000.

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No expense has been recorded for the years ending October 31, 2008, 2007 and 2006 for environmental liabilities.

Deferred Compensation Plan

The Company established a deferred compensation plan for management under a bonus and bonus phantom unit plan. Costs of the plan are amortized over the vesting period, which ranges from three to five years from the grant date. The liability under the plan is recorded at fair market value on the balance sheet based on the market price of the Company’s units as of October 31, 2008 and 2007, respectively.

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

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy. The recent bankruptcy filing of one of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol. The ethanol boom of recent years has spurred overcapacity in the industry and production capacity is currently exceeding the RFS mandates. The average national ethanol spot market price has plunged over 30% since May 2008.  The drop in crude oil prices from a record $150 a barrel to its recent price of less than $40 a barrel has resulted in the price of reformulated gasoline blendstock for oxygen blending (RBOB) dropping below $1 per gallon in December 2008.  With ethanol spot prices exceeding RBOB prices the economic incentives for blenders to continue using ethanol has become less advantageous. This could result in significant reduction in the demand for ethanol. As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service. In the event crush margins become negative for an extended period of time, the Company may be required to reduce

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

capacity or shut down the plant. During January 2009, the Company determined the spread between the selling price of its products and the costs of its raw materials had become negative and temporarily reduced operations to perform maintenance and improvements to plant performance. The Company maintenance activities were complete by the end of January at which time the Company reevaluated the current crush margin market and increased production accordingly. The Company will continue to evaluate crush margins on a regular basis and may reduce capacity or shut down the plant depending on the economic conditions at the time.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which corresponds to the Company’s year beginning November 1, 2009 but early application is encouraged.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. The Company adopted the Standard as of October 31, 2008.  FAS 161 requires only additional disclosures concerning derivatives and hedging activities, and therefore the adoption of FAS 161 does not have an impact on the Company’s financial position and results of operations

The Company is evaluating the effect, if any, that the adoption of these new accounting pronouncements will have on its results of operations, financial position, and the related disclosures.

2.              INVENTORY

Inventory consisted of the following as of October 31, 2008 and 2007:

	October 31, 2008	October 31, 2007
Raw Materials	$3,259,588	$2,557,345
Work in Process	1,219,490	792,165
Finished Goods	106,575	1,155,584
Totals	$4,585,653	$4,505,094

Included in inventory is a lower of cost or market adjustment of approximately $389,000 and $0 as of October 31, 2008 and 2007, respectively.

3.              INVESTMENTS

Condensed financial information of the investments is as follows (in 000’s)

	RPMG		Guardian Eagle		AE		HES
	9/30/08	9/30/07	9/30/08	9/30/07	9/30/08	12/31/06	9/30/08
Current Assets	$162,046	98,493	4,408	2,302	16,024	41,804	170
Other Assets	$380	404	10,045	8,767	136,959	37,042	122,750
Current Liabilities	$150,550	101,399	12	—	16,321	11,684	21,722
Long-term Debt	$—	—	—	—	69,227	346	9,095
Members’ Equity (Deficit)	$17,782	(2,503)	14,441	11,069	67,436	66,815	92,103
Revenue	$2,501,097	1,546,431	719	11	155,497	—	—
Net Income (Loss)	$3,733	(6,392)	716	5,509	1,127	884	(78)

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

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

As of October 31, 2008 and subsequent to the year end, the Company was out of compliance with various covenants. The lender has waived compliance for the violations and has restructured its loan agreement for the 2009 fiscal year. The amended loan terms have been agreed to in the waiver and will be formally executed during February 2009. They will require the Company to maintain tangible net worth of $60 million and implement a minimum interest rate of 6%.  In addition, the Company will be required to pay a waiver fee of $23,500 and will conduct an equity offering during the 2009 fiscal year to raise a minimum of $5 million.

Long-term debt consists of the following as of October 31:

	2008	2007
Term loan due in monthly installments of $215,868 including variable interest (5.85% at October 31, 2008) matures August 2017.	$17,775,489	$29,832,934

Term loan due in monthly installments of $124,035 including fixed interest (6.70% at October 31, 2008) matures August 2017	9,865,109	—

Line of credit due in full August 2017 (5.85% at October 31, 2008)	8,600,000	10,300,000

Other notes payable	441,576	484,702
	36,682,174	40,617,636
Less amounts due within one year	2,447,079	2,049,822

Total	$34,235,095	$38,567,814

The estimated maturities of long-term debt at October 31, 2008 are as follows:

2008
2009	$2,447,079
2010	2,601,038
2011	2,764,817
2012	2,935,718
2013	3,124,185
Thereafter	22,809,337
Total	$36,682,174

5.              MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company has two classes of membership units. Class B units were issued upon the initial capitalization of the Company; all other units issued in the registered Offering were Class A units. The Company is authorized to issue up to 100,000,000 membership units, without respect to class. No additional units may be issued for less than $.50 per unit without the consent of the majority membership units then outstanding. Class A and B units have equal rights except for certain priority allocations to Class B members in the event of dissolution. As of October 31, 2008 and October 31, 2007 the Company had 23,540,000 Class A membership units issued and outstanding and 920,000 Class B membership units issued and outstanding.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

6.              RELATED PARTY TRANSACTIONS

For the years ended October 31, 2008, 2007 and 2006 the Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the years ended 2008, 2007 and 2006 from these companies totaled approximately $95,102,000, $50,896,000 and $22,428,000, respectively.

As of October 31, 2008 and 2007, the Company has approximately $0 and $998,000, respectively, in payables to its contractor, who is also a member, for the construction of the plant expansion.

7.              LEASE OBLIGATIONS

The Company has three leases for equipment with original terms of 4 to 10 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to terms of the lease.   Rent expense for operating leases for the fiscal year ending October 31, 2008, 2007 and 2006 was approximately $1,425,000, $860,000 and $290,000, respectively.

At October 31, 2008 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2008
2009	$1,388,160
2010	1,388,160
2011	1,306,080
2012	290,100
Total lease commitments	$4,372,500

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

9.              EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $72,000, $64,000 and $48,000 during the years ended October 31, 2008, 2007 and 2006, respectively.

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds has a five year vesting schedule.  During the years ended 2008, 2007 and 2006 the Company recorded approximately $124,000, $72,000 and $192,000, respectively, as compensation expense related to this plan.  At October 31, 2008 and 2007, the Company had a liability of approximately $180,000 and $123,000 outstanding as deferred compensation and has approximately $230,000 and $410,000 to be recognized as compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of October 31, 2008.  Fair value is determined by recent trading activity of the Company’s membership units. The Company had approximately 102,000 unvested equivalent phantom units outstanding under this plan and none vested as of October 31, 2008.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

10.       QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2008
Total revenues	64,608,444	72,786,518	74,595,223	66,712,754
Gross profit (loss)	15,889,556	14,686,216	3,170,959	(12,759,385)
Income (loss) from operations	15,242,197	13,941,278	2,595,438	(13,269,424)
Net income (loss)	14,424,616	13,569,255	2,585,080	(12,683,375)
Basic & diluted earnings (loss) per unit	0.59	0.55	0.11	(0.60)

Year ended October 31, 2007
Total revenues	32,791,027	33,721,324	39,311,635	49,552,433
Gross profit (loss)	10,219,817	4,174,797	2,819,559	6,658,148
Income (loss) from operations	9,502,166	3,418,310	2,358,958	6,046,198
Net income (loss)	9,537,489	3,553,789	1,909,657	5,329,190
Basic & diluted earnings (loss) per unit	0.39	0.15	0.08	0.21

Year ended October 31, 2006
Total revenues	17,510,316	26,352,327	37,014,769	32,697,899
Gross profit (loss)	1,120,163	10,351,802	17,533,121	16,066,757
Income (loss) from operations	350,125	9,982,562	17,056,325	15,555,177
Net income (loss)	386,087	9,611,392	16,778,776	15,644,763
Basic & diluted earnings (loss) per unit	0.01	0.39	0.68	0.60

11.       COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol and Distiller’s grain marketing agreements and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol inventory produced by the Company.  The marketing fees are presented net in revenues.

The Company terminated its marketing agreement with an international marketing company effective December 8, 2007 and on November 13, 2007 executed a Distiller’s Grains Marketing Agreement with a non related party for an initial term of seven months, renewable for successive one year periods following the end of the initial term. The Company will sell 100% of its distiller’s grain product under this marketing agreement.  The marketing fees are presented net in revenues.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements

Approximate sales and marketing fees related to the agreements in place at year-end are as follows:

	2008	2007	2006
Sales ethanol	$234,777,000	$137,779,000	$110,803,000
Sales distiller grains	38,199,000	—	—

Marketing fees ethanol	482,000	238,000	185,000
Marketing fees distiller grains	738,000	—	—

Amount due from ethanol marketer	3,268,000	2,477,000	6,069,000
Amount due from distiller marketer	360,000	—	—

12.       RISK MANAGEMENT

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements. At October 31, 2008, 2007 and 2006 the realized and unrealized gains (losses) and fair value of derivative instruments is as follows:

	Financial Statement Location	2008	2007	2006
Exchange traded futures contracts through July 2009	Current Assets (Liability)	$(3,507,000)	341,000	3,278,000

Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts	Cost of Goods Sold	$3,854,000	(1,924,000)	3,575,000

Net realized and unrealized gains (losses) included in revenues as related to sales contracts	Revenue	$—	—	(8,455,000)

Lower of cost or market adjustment on Forward contracts deemed “normal purchases” under FASB 133	Cost of Goods Sold	$(2,611,000)	—	—

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements

At October 31, 2008, the Company had outstanding commitments for purchases:

	Commitments Through	Quantity	October 31, 2008

Natural Gas	March 2009	625,000	$5,286,000

Corn (a)	March 2009	6,768,000	$30,967,000

(a) Approximately 3,328,000 bushels and $15,698,000 is with related parties.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls

                                                The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

                                              (i)                                     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

                                              (ii)                                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

                                              (iii)                               provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

                                                Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2008 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2009 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of the Company’s 2008 fiscal year end.  This proxy statement is referred to in this report as the 2009 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2009 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

10.1	VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note dated October 14, 2004 between the registrant and the Iowa Department of Economic Development.		Exhibit 10.1 to the registrant’s Form 10-KSB filed with the Commission on January 31, 2005.

10.2	Future Advance Mortgage dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.3	Security Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.4	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2006.

10.5	Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.6	First Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.7	Second Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.8	Third Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.9	First Amendment to the Credit Agreement with Home Federal Savings Bank dated August 1, 2007.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 13, 2007.

10.10	Distiller’s Grains Marketing Agreement with Hawkeye Gold, LLC dated November 13, 2007. +		Exhibit 10.19 to the registrant’s Form 10-K filed with the Commission on January 17, 2008.

10.11	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.	☒

10.12	Management Phantom Unit and Bonus Plan dated December 19, 2008	☒

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2004.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	☒

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	☒

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	☒

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	☒

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	January 29, 2009	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2009	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 29, 2009	/s/ Dave Sovereign
Dave Sovereign, Chairman

Date:	January 29, 2009	/s/ Jim Boeding
Jim Boeding, Director

Date:	January 29, 2009	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date:	January 29, 2009	/s/ Steve Eastman
Steve Eastman, Director

Date:	January 29, 2009	/s/ Bernard Retterath
Bernard Retterath, Director

Date:	January 29, 2009	/s/ Stan Laures
Stan Laures, Director

Date:	January 29, 2009	/s/ Jerry Calease
Jerry Calease, Director

Date:	January 29, 2009	/s/ Marion Cagley
Marion Cagley, Director

Date:	January 29, 2009	/s/ Steve Core
Steve Core, Director

Date:	January 29, 2009	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	January 29, 2009	/s/ Duane Lynch
Duane Lynch, Director

Date:	January 29, 2009	/s/ Steve Sukup
Steve Sukup, Vice Chairman