Form 10-Q
period 2009-01-31
GOLDEN GRAIN ENERGY
filed 2009-03-17
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2009

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

As of March 16, 2009, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

ASSETS	January 31, 2009	October 31, 2008

Current Assets
Accounts receivable	4,486,717	3,647,003
Other receivables	551,785	726,483
Due from broker	4,293,550	4,685,735
Inventory	4,405,795	4,585,653
Prepaid expenses and other	1,110,822	619,384
Total current assets	14,848,669	14,264,258

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	24,866,370	24,866,370
Grain handling equipment	13,029,583	13,029,583
Office equipment	320,493	280,193
Plant and process equipment	61,129,649	61,082,072
Construction in progress	8,333,801	6,720,219
	118,942,229	117,240,770
Less accumulated depreciation	23,138,431	20,981,775
Net property and equipment	95,803,798	96,258,995

Other Assets
Investments	11,756,816	11,946,497
Grant receivable, net of current portion	3,988,583	4,103,261
Debt issuance costs, net of accumulated amortization (2009 $81,128; 2008 $72,435)	295,536	304,229
Total other assets	16,040,935	16,353,987

Total Assets	$126,693,402	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	January 31, 2009	October 31, 2008

Current Liabilities
Outstanding checks in excess of bank balance	$227,072	$871,632
Current portion long-term debt	2,475,248	2,447,079
Accounts payable	5,765,229	4,646,728
Accrued expenses	1,892,555	3,605,085
Derivative instruments	3,094,112	3,506,617
Deferred revenue	382,186	369,651
Total current liabilities	13,836,402	15,446,792

Long-term Liabilities
Deferred compensation	76,359	180,372
Long-term debt, net of current maturities	43,612,496	34,235,095
Deferred revenue, net of current portion	3,631,564	3,733,378
Total long-term liabilities	47,320,419	38,148,845

Non-Controlling Interest	600,000	600,000

Commitments and Contingencies

Members’ Equity	64,936,581	72,681,603

Total Liabilities and Members’ Equity	$126,693,402	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	January 31, 2009	January 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$41,584,973	$64,608,444

Cost of Goods Sold	47,919,298	48,718,888

Gross Profit (Loss)	(6,334,325)	15,889,556

Operating Expenses	393,570	647,359

Operating Income (Loss)	(6,727,895)	15,242,197

Other Income (Expense)
Interest income	5,695	29,259
Interest expense	(677,797)	(817,127)
Equity in net (loss) of investments	(345,025)	(29,713)

Total	(1,017,127)	(817,581)

Net Income (Loss)	$(7,745,022)	$14,424,616

Basic & diluted net income (loss) per unit	$(0.32)	$0.59

Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000

Distributions Per Unit	$—	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2009	January 31, 2008

Cash Flows from Operating Activities
Net income (loss)	$(7,745,022)	$14,424,616
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,165,348	1,686,296
Unrealized loss (gain) on risk management activities	(412,505)	(2,716,912)
Unrealized loss (gain) on purchase commitments	(1,692,000)	—
Amortization of deferred revenue	(89,279)	(43,108)
Accretion of interest on grant receivable	(66,675)	(48,978)
Undistributed losses from investments	345,025	29,713
Deferred compensation expense (benefit)	(42,926)	33,143
Change in assets and liabilities
Accounts receivable	(839,714)	(4,651,516)
Inventory	179,858	605,277
Due from broker	392,185	1,812,318
Prepaid expenses and other	(316,739)	(397,094)
Accounts payable	1,118,501	73,295
Accrued expenses	(20,530)	46,525
Deferred compensation payable	(61,087)	—
Net cash provided by operating activities	(7,085,560)	10,853,575

Cash Flows from Investing Activities
Capital expenditures	(1,701,458)	(3,880,012)
Proceeds from sale of equipment	—	—
Decrease (Increase) in restricted cash	—	(19,747)
Purchase of investments in captive insurance	(155,344)	—
Net cash (used in) investing activities	(1,856,802)	(3,899,759)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance	(644,560)	—
Payments for long-term debt	(594,430)	(7,797,982)
Proceeds from long-term debt	10,000,000	—
Payments received on grant receivable	181,352	162,010
Net cash (used in) in financing activities	8,942,362	(7,635,972)

Net Increase (Decrease) in Cash and Equivalents	—	(682,156)

Cash and Equivalents – Beginning of Period	—	1,832,115

Cash and Equivalents – End of Period	$—	$1,149,959

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	January 31, 2009	January 31, 2008

Supplemental Cash Flow Information

Interest paid	$657,932	$837,041

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$—	$682,193

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2009

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2008, contained in the Company’s annual report on Form 10-K for 2008.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 115 million gallon annual production ethanol plant, following completion of our expansion in June 2007, near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States.  The Company is also a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa that will be operated from corn oil supplied from ethanol plants including Golden Grain Energy.  As of October 31, 2008 COBS was temporarily idled due to current credit conditions and had no activity during the quarter ended January 31, 2009.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Golden Grain Energy and its majority owned subsidiary, COBS, collectively, the Company. All significant intercompany account balances and transactions have been eliminated.

Organization

Golden Grain Energy is organized as an Iowa limited liability company.  The members’ liability is limited as specified in Golden Grain Energy’s operating agreement and pursuant to the Iowa Limited Liability Company Act.

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

The fiscal year of Renewable Products Marketing Group, LLC (RPMG) ends on September 30 and the fiscal years of Guardian Eagle, LLC, Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on December 31, 2008.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2009

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies.  The amendment to the grant was approved in May 2008.  These grants were recorded at their net present value using a discount rate of 6%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of January 31, 2009 the grant receivable was approximately $4,403,000 and the corresponding deferred revenue was approximately $4,014,000.

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2009

effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No liability has been recorded as of January 31, 2009 or October 31, 2008 for environmental liabilities.

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy.  The recent bankruptcy filings by several of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol.  The ethanol boom of recent years has spurred overcapacity in the industry and is currently nearing the RFS mandates.  The average national ethanol spot market price has plunged over 40% since July 2008.  The drop in crude oil prices from a record $150 a barrel to around $40 a barrel has resulted in the price of reformulated gasoline blendstock for oxygen blending (RBOB) dropping below $1 per gallon in December 2008.  With ethanol spot prices exceeding RBOB prices the economic incentives for blenders to continue using ethanol has become less advantageous.  This could result in significant reduction in the demand for ethanol.  As such, the Company may need to evaluate whether crush margins will be sufficient to operate the plant and generate enough debt service.  In the event crush margins become negative for an extended period of time, the Company may be required to reduce capacity or shut down the plant.  During January 2009, the Company determined the spread between the selling price of its products and the costs of its raw materials had become negative and temporarily reduced operations to perform maintenance and improvements to plant performance.  The Company maintenance activities were complete by the end of January at which time the Company reevaluated the current crush margin market and increased production accordingly.  The Company will continue to evaluate crush margins on a regular basis and may reduce capacity or shut down the plant depending on the economic conditions at the time.

2.              INVENTORY

Inventory consisted of the following as of January 31, 2009 and October 31, 2008:

	January 31, 2009	October 31, 2008
Raw Materials	$1,423,870	$3,259,588
Work in Process	937,125	1,219,490
Finished Goods	2,125,800	106,575
Totals	$4,486,795	$4,585,653

Included in inventory is a lower of cost or market adjustment of approximately $81,000 and $389,000 as of January 31, 2009 and October 31, 2008, respectively.

3.              BANK FINANCING

As of January 31, 2009 the Company had the following amounts outstanding under a credit agreement with a bank that expires in August 2017.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2009

	January 31, 2009	October 31, 2008
Line of credit agreement for $20,000,000 requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a 6% floor effective March 1, 2009 (5.85% at January 31, 2009).	$18,600,000	$8,600,000

Fixed rate term loan requiring monthly payments of approximately $124,000 including interest at 6.7%.	9,662,609	9,801,662

Variable rate term loan requiring monthly payments of approximately $216,000 including interest at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a floor of 6% effective March 1, 2009 (5.85% at January 31, 2009).	17,394,635	17,775,489

Other notes payable	430,500	505,023

Total	$46,087,744	$36,682,174

The credit agreement with the bank is secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.

As part of the waiver, that was obtained for a violation that existed at October 31, 2008, the Company is required to raise an additional $5,000,000 of equity by November 1, 2009.  Currently the Company is in the process of beginning this equity drive through a private placement memorandum that has a maximum amount of $10,000,000.

The Company is in the process of finalizing an amendment to revise the credit agreement for the October 31, 2008 covenant violation of distributions.  That waiver also suspended the calculation of the Company’s tangible net worth calculation until April 30, 2009.  As of January 31, 2009, the Company was in violation of its working capital requirement. The Company has been in discussions with the bank regarding the working capital violation and the bank has extended a grace period for calculation of the working capital violation until April 30, 2009. As stated above, the Company is in the process of an equity drive and as such believes the proceeds received from the private placement memorandum will put them back in compliance with the working capital requirement before April 30, 2009.

Due to the current ethanol and corn commodity environment, there can be no guarantee that the Company will be able to meet future debt covenants.  If the Company is unable to meet future covenants, the Company will be in default and will be required to obtain waivers from the bank and/or restructure the terms of the credit agreement.

4.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the periods ended January 31, 2009 and 2008 from these companies totaled approximately $21,502,000 and $18,291,000, respectively.

5.              EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds has a five year vesting schedule.  During the period ended January 31, 2009 and 2008, the Company recorded an increase (decrease) in compensation expense (benefit) related to this plan of approximately $(104,000) and $33,000, respectively.  At January 31, 2009 and October 31, 2008, the Company had a liability of approximately $76,000 and $180,000 outstanding as deferred compensation and has approximately $236,000 and $230,000 to be recognized as compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of January 31, 2009 and October 31, 2008.  Fair value is determined by recent trading activity of the Company’s membership units. The

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2009

Company had approximately 77,000 and 102,000 unvested equivalent phantom units outstanding under this plan and approximately none and none vested as of January 31, 2009 and October 31, 2008, respectively.

6.              COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

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

Approximate sales and marketing fees related to the agreements are as follows:

	For the three months ended January 31, :
	2009	2008
Sales ethanol	$33,421,000	$54,277,000
Sales distiller grains	8,417,000	5,954,000

Marketing fees ethanol	100,000	147,000
Marketing fees distiller grains	153,000	91,000

	As of January 31, 2009	As of October 31, 2008
Amount due from ethanol marketer	$3,424,000	$3,268,000
Amount due from distiller marketer	1,062,000	360,000

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2009

	Financial Statement Location	January 31, 2009	January 31, 2008	October 31, 2008
Exchange traded futures contracts through July 2009 as of January 31, 2009 and October 31, 2008	Current Assets (Liability)	$(3,094,000)	—	3,507,000

Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts for the three months ending January 31, 2009 and 2008	Cost of Goods Sold	$(871,000)	3,064,000	—

Lower of cost or market adjustment on Forward contracts deemed “normal purchases” under FASB 133 for the three months ending January 31, 2009 and 2008	Cost of Goods Sold	$(919,000)	—	—

At January 31, 2009, the Company had outstanding commitments for purchases:

	Commitments Through	Quantity	Amount

Natural Gas	March 2009	250,000 MMBTU	$2,103,000

Corn (a)	March 2009	3,709,000 bushels	$14,432,000

(a) Approximately 2,012,000 bushels and $7,445,000 is with related parties.

8.              FAIR VALUE MEASUREMENTS

Effective November 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (SFAS No 157), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No 157 applies to all financial instruments that are being measured and reported on a fair value basis.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY

Notes to Consolidated Financial Statements

(Unaudited)

January 31, 2009

Level 3: Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective November 1, 2008.

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of January 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$3,094,112	$3,094,112	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

9.              SUBSEQUENT EVENT

On February 2, 2009, we entered into an agreement with Renewable Products Marketing Group, LLC to market all of the corn oil we anticipate producing except for corn oil we anticipate marketing directly to certain customers we identified prior to engaging RPMG.  RPMG is the same entity that markets all of our ethanol.

During February 2009, the Company suspended trading of membership units while it begins an equity drive through a private placement memorandum that has a maximum amount of $10,000,000.  As part of the waiver, that was obtained from our lender for a violation that existed at October 31, 2008, the Company is required to raise an additional $5,000,000 of equity by November 1, 2009.

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

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;

•	Our ability to successfully raise additional funds for working capital;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Our inability to operate our plant at full capacity due to negative margins;

•	Our ability to generate additional revenue through the sale of corn oil;

•	Changes in the availability and price of corn;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility in north central Iowa;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in legislation including the Renewable Fuel Standard and VEETC; and

•	Our ability to retain key employees and maintain labor relations.

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

In April 2006, we commenced construction of an expansion of our existing ethanol plant to add approximately 50 million gallons of ethanol production capacity.  Prior to expansion, the plant was operating at approximately 60 million gallons per year.  We completed our plant expansion in June 2007, bringing our current rate of production to approximately 115 million gallons of ethanol per year.

On June 20, 2008, Corn Oil Bio-Solutions, LLC (COBS) was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State.  As of January 31, 2009, we had a 60% ownership interest in COBS.  Due to current conditions in the credit markets and the biodiesel industry, we are still trying to secure the necessary debt and equity financing in order to complete the capitalization of COBS.  Because we have greater than a 50% ownership interest in COBS, we are presenting our financial statements on a consolidated basis with the financial statements of COBS.

Our revenues are derived primarily from the sale and distribution of our ethanol, distiller’s grains and corn oil.  We recently completed installation of equipment which will allow us to extract corn oil from the distiller’s grains we produce.  The total cost of this equipment was approximately $3,500,000 and it was completed in February 2009.  The corn oil extraction equipment adds a new revenue source for our operations.  We market and sell our products primarily in the continental United States using third party marketers.  On February 2, 2009, we entered into an agreement with Renewable Products Marketing Group, LLC (“RPMG”) to market all of the corn oil we anticipate producing except for corn oil we anticipate marketing directly to certain customers we identified prior to engaging RPMG.  RPMG is the same entity that markets all of our ethanol.  Our distiller’s grains are marketed by Hawkeye Gold, LLC.

On December 15, 2008, we entered into a Management Services Agreement with Homeland Energy Solutions, LLC (HES).  Pursuant to the Management Services Agreement, we agreed to share the costs of certain management employees with HES in an effort to reduce our administrative overhead costs.  Under the Management Services Agreement, we agreed to share with HES certain management employees, such as a Chief Executive Officer, Chief Financial Officer, Plant Manager and other middle management employees.  The Management Services Agreement is strictly for the sharing of management services and does not grant either party the authority to act on behalf of or make management decisions for the other.  We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with HES.

The initial term of the Management Services Agreement ends on December 15, 2011.  Following the initial term, the Management Services Agreement automatically renews for additional one year terms unless either party gives notice of termination at least ninety days before the end of the initial or any renewal term.  The Management Services Agreement may also be terminated for cause by giving thirty days notice.  Additionally, HES may cease using our Chief Executive Officer by giving us at least ninety days notice, but HES has agreed to utilize such services for at least one year.

Due to conditions in the ethanol market and financial forecasts prepared by management, we decided to reduce production at the ethanol plant in January 2009 in order to perform plant maintenance and cleaning activities.  Management forecasts predicted that the ethanol plant would not operate profitably during January 2009.  Management’s decision to reduce ethanol production during January 2009 in order to perform maintenance and cleaning activities may allow us to minimize or eliminate the normal plant shutdown we schedule each spring.

We continue to experience tight operating margins due to the current market prices of ethanol and distiller’s grains and the relative costs associated with our raw materials.  We are currently projecting losses through March 2009 but based on our current financial projections we anticipate that we will be able to operate the ethanol plant profitably starting in April 2009.  However, we may continue to endure low ethanol and distiller’s grains prices and relatively higher raw materials prices which may prevent us from operating the ethanol plant profitably in the future.  We anticipate continually evaluating the conditions in the ethanol industry and making decisions regarding our operation of the ethanol plant accordingly.

Recently, we have been engaged in discussions with our primary lender, Home Federal Savings Bank, regarding the financial covenants included in our credit agreements.  We were out of compliance with our distributions loan covenant as of October 31, 2008.  Home Federal granted us a waiver of our distributions loan covenant violation as of October 31, 2008 and has granted us a grace period for the calculation of our tangible net worth covenant until April 30, 2009.  In exchange for this waiver, we have agreed to take certain steps including amending our loan agreement with Home Federal to revise some of our financial covenants, agreeing to raise an additional $5,000,000 in equity by November 1, 2009, agreeing to pay all of Home Federal’s costs associated with amending the loan agreement, instituting a minimum interest rate of 6% on our variable interest rate loans, and paying a fee to Home Federal of $23,500.  We have also agreed not to make a distribution during our 2009 fiscal year.  We are still working with Home Federal to finalize the amendment to our loan agreement which we anticipate will be completed in March 2009.

As of January 31, 2009, the Company was in violation of its working capital requirement. The Company has been in discussions with the bank regarding the working capital violation and the bank has extended a grace period for calculation of the working capital violation until April 30, 2009. As stated above, the Company is in the process of an equity drive and as such believes the proceeds received from the private placement memorandum will put them back in compliance with the working capital requirement before April 30, 2009.

We are in the process of undertaking a private equity offering.  The units that we are offering in the private equity offering will not be registered with the Securities and Exchange Commission.  Therefore, the units may not be offered or sold without an exemption from the registration requirements of applicable securities laws.  We are offering the units only to a limited number of accredited sophisticated investors in order to comply with applicable SEC regulations.  We are offering up to $10,000,000 in redeemable Class A units at a price of $1.00 per unit.  These redeemable units will include an option for us to repurchase the units in the future at an established price.  We anticipate using the proceeds of the offering for working capital.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations, our credit facilities and additional equity we anticipate raising in the next 12 months.

Results of Operations for the Three Months Ended January 31, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2009 and 2008:

	Quarter Ended January 31, 2009 (Unaudited)		Quarter Ended January 31, 2008 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$41,584,973	100.00	$64,608,444	100.00

Cost of Goods Sold	$47,919,298	115.2	$48,718,888	75.4

Gross Profit (Loss)	$(6,334,325)	(15.2)	$15,889,556	24.6

Operating Expenses	$393,570	0.9	$647,359	1.0

Operating Income (Loss)	$(6,727,895)	(16.2)	$15,242,197	23.6

Other Income (Expense)	$(1,017,127)	(2.4)	$(817,581)	(1.3)

Net Income (Loss)	$(7,745,022)	(18.6)	$14,424,616	22.3

Revenues.  In the three month period ended January 31, 2009, ethanol sales comprised approximately 80% of our revenues and distiller’s grains sales comprised approximately 20% percent of our revenues.  For the three month period ended January 31, 2008, ethanol sales comprised approximately 84% of our revenue and distiller’s grains sales comprised approximately 16% of our revenue.  Management believes that distiller’s grains sales represented a larger proportion of our revenues during the three month period ended January 31, 2009 compared to the same period of 2008 as a result of lower ethanol prices and higher distiller’s grains prices we received during 2009 compared to 2008.

Our total revenues were lower for the three month period ended January 31, 2009 compared to the same period of 2008 primarily as a result of lower ethanol and distiller’s grains production as well as lower ethanol prices.  We reduced ethanol and distiller’s grains production during January 2009 in order to perform maintenance and cleaning on our ethanol plant during a time when the spread between the selling price of ethanol and the market price of corn was unfavorable.  Management believes that the maintenance and cleaning project we undertook in January 2009 will allow the ethanol plant to operate more efficiently in the future as well as potentially reduce or eliminate the normal plant shutdown for maintenance we undertake during the spring each year.  Our ethanol production decreased by approximately 17% during the three month period ended January 31, 2009 compared to the same period of 2008.  Further, our dried distiller’s grains production decreased by approximately 25% and our wet distiller’s grains production increased by approximately 4% during the three month period ended January 31, 2009 compared to the same period of 2008.

The average ethanol sales price we received for the three month period ended January 31, 2009 was approximately 22% lower than our average ethanol sales price for the comparable 2008 period.  Management attributes this decrease in ethanol prices with the decrease in commodity prices generally as a result of the worldwide economic slowdown.  Management anticipates the price of ethanol will remain low in the near future as a result of general economic conditions and decreases in commodity prices.

According to the Renewable Fuels Association, as of March 5, 2009, there were 193 ethanol plants in operation nationwide with the capacity to produce approximately 12.4 billion gallons of ethanol annually.  An additional 27 plants are currently under construction or expansion, which may add an estimated 2.1 billion gallons of annual ethanol production capacity when they are completed.  However, management anticipates that the production capacity of the ethanol industry is greater than ethanol demand which may continue to depress ethanol prices.  According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry.  Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS.  Therefore, management anticipates that ethanol demand will be capped at approximately 10.5 billion gallons for 2009.  In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being more favorable than the price of gasoline.  However, the difference in price between ethanol and gasoline does not currently present incentives to gasoline blenders to utilize ethanol which may reduce ethanol demand.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit since it is believed it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts higher percentage blends of ethanol such as E85 use in flex fuel vehicles.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In addition, the RFS requires that 36 billion gallons of renewable fuels be used each year by 2022.  In order to meet the RFS and expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.

The ethanol industry must continue to expand demand for ethanol in order to support the market price of ethanol.  Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from decreased ethanol demand.

The price we received for our dried distiller’s grains increased by approximately 7% during the three month period ended January 31, 2009 compared to the same period of 2008.  Management attributes this increase in the price of dried distiller’s grains with less distiller’s grains supply due to ethanol plants cutting production and increases in corn prices which we believe positively impacts distiller’s grains prices.  Conversely, the price we received for our wet distiller’s grains was approximately 32% lower during the three month period ended January 31, 2009 compared to the same period of 2008.  Management attributes this decrease in wet distiller’s grains prices with a high volume and high priced contract for wet distiller’s grains which was in place for 2008 that was not entered into during the same period of 2009.  We anticipate that the market price of distiller’s grains will continue to be volatile as a result of changes in the price of corn and competing animal feed substitutes such as soybean meal as well as volatility in distiller’s grains supplies related to changes in ethanol production.

Management believes that distiller’s grains prices are positively impacted by increases in the price of corn.  When the price of corn increases, our cost of goods sold increases because corn costs account for a large percentage of the cost to produce ethanol.  We anticipate that increases in the selling price of distiller’s grains and the additional revenue we realize as a result, may partially offset the effect of higher corn prices on our cost of goods sold.  However, this offset is complex and may be short-lived.  As production of ethanol increases nationally, so does the supply of distiller’s grains.  We anticipate that increases in distiller’s grains supplies will put downward pressure on distiller’s grains prices and may somewhat counteract the positive effect we expect from higher corn prices on the price of distiller’s grains.

Our dried distiller’s grains production decreased by approximately 25% and our wet distiller’s grains production increased by approximately 4% during the three month period ended January 31, 2009 compared to the same period of 2008.  We attribute this increase in distiller’s grains production to a slight shift in production between dried distiller’s grains versus wet distiller’s grains.  We make decisions regarding which form of distiller’s grains to produce based on market factors, including demand for dried distiller’s grains versus wet distiller’s grains as well as relative productions costs related to each type of distiller’s grain.  As we increase production of distiller’s grains, we anticipate selling an increasing percentage of our distiller’s grains in the dried form.  The reason for this is that as we increase production of distiller’s grains, more of our distiller’s grains will need to be shipped out of our local market as the supply of distiller’s grains in our local market meets local demand.  The distiller’s grains that are shipped outside of our local market will need to be dried in order to provide an acceptable shelf life.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distiller’s grains is primarily made up of corn expenses and energy expenses (natural gas and electricity).  During the three month period ended January 31, 2009, our cost of goods sold decreased as a result of decreased production by the ethanol plant.  Our corn consumption decreased by approximately 18% during the three month period ended January 31, 2009 compared to the same period of 2008.  Our natural gas consumption decreased by approximately 13% during the three month period ended January 31, 2009 compared to the same period of 2008.  The decrease in corn consumption was offset by an increase in our average corn cost of approximately 13% per bushel during the three month period ended January 31, 2009 compared to the same period of 2008.  Further, our average natural gas cost increased by approximately 1% during the three month period ended January 31, 2009 compared to the same period of 2008.

We anticipate that corn prices will continue to be volatile and we expect corn prices to increase until planting time.  However, we anticipate that corn prices may decrease somewhat following planting time.  We expect that the poor conditions associated with the global economic slowdown will reduce demand for corn and may lead to larger than expected ending stocks of corn.  We anticipate that this may reduce corn prices during the end of the current marketing year.

We experienced an approximately $871,000 combined realized and unrealized loss for the three month period ending January 31, 2009 related to our corn and natural gas derivative instruments which increased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  As a result of the significant volatility in the commodity markets, we have adjusted our risk management strategy.  We anticipate that in the future we will not take a significant amount of long hedge positions and will rely more on the spot market to purchase our raw materials.  We anticipate that this will decrease our potential losses on our hedge positions and the resulting increases to our costs of goods sold during times when commodity prices are volatile.  However, by taking fewer long hedge positions on our raw materials, we will be more exposed to increases in the prices of our raw materials.  Significant increases in our raw material costs without corresponding increases in the selling prices of our products could result in the ethanol plant not operating profitably and could create liquidity problems for us.

Operating Expenses.  We experienced a significant decrease in our operating expenses for the three month period ended January 31, 2009 compared to the same period of 2008 as a result of an adjustment to our personnel expenses related to our commodities and lab managers resigning their positions during the first fiscal quarter of 2009.  This resulted in a reduction of our deferred compensation expenses related to phantom unit awards.

Other Income (Expense).  Our other expense for the three month period ended January 31, 2009 was larger than for the comparable period of 2008 primarily as a result of the net effect of decreased interest expense related to lower interest rates for our credit facilities and a decrease in our equity in the net income of our investments.

Changes in Financial Condition for the Three Months Ended January 31, 2009

Our total current assets were slightly higher on January 31, 2009 compared to October 31, 2008.  We experienced an increase in our accounts receivable at January 31, 2009 compared to October 31, 2008 as a result of not producing ethanol in the later part of 2008 during a scheduled shutdown for maintenance.  We had a slightly lower amount due from our commodities broker on January 31, 2009 compared to October 31, 2008 as a result of having less hedge positions outstanding on January 31, 2009 compared to October 31, 2008, which required us to maintain less cash with our commodities broker in our margin account.  We experienced an increase in our prepaid expenses as a result of insurance payments which were made in November 2008 which represent our insurance premiums for the entire year.  In addition, we had an increase in our maintenance inventory at January 31, 2009 compared to October 31, 2008.

 The value of our property and equipment was higher at January 31, 2009 compared to October 31, 2008 primarily as a result of an increase in our construction in progress.  This increase in our construction in progress primarily related to our installation of corn oil extraction equipment which was not completed by January 31, 2009.

We experienced a slight decrease in the value of our investments at January 31, 2009 compared to October 31, 2008 which primarily was a result of decreases in the equity value of RPMG.  The asset value of our grant receivable was lower as a result of periodic payments pursuant to the Cerro Gordo County grant which were received during our first fiscal quarter of 2009.

Our current liabilities as of January 31, 2009 were lower than at October 31, 2008 primarily as a result of the net effect of decreases in our liability related to our derivative instruments and in our accrued expenses, partially offset by an increase in our accounts payable.  We had higher accounts payable at January 31, 2009 compared to October 31, 2008 primarily as a result of an increase in the amount of corn purchases we had in payables. We were not producing ethanol in the later part of 2008 during a scheduled shutdown for maintenance therefore, we also were not receiving corn during the time.  We experienced a decrease in our liability related to our derivative instruments primarily as a result of having less derivative instruments outstanding on January 31, 2009 compared to October 31, 2008.  Further, we experienced a decrease in our accrued expenses as a result of a decrease in the lower of cost or market adjustment on forward contracts of approximately $1,692,000.

Our total long-term liabilities were higher at January 31, 2009 compared to October 31, 2008 primarily as a result of increases in our long-term debt related to borrowing we had on our line of credit.

Distributions to Members

We did not make any distributions to our members during our first fiscal quarter of 2009.  Further, as a result of conditions associated with a covenant waiver letter we received from our primary lender, we have agreed not to make any distributions during our 2009 fiscal year.

Liquidity and Capital Resources

The following table shows cash flows for the three months ended January 31, 2009 and 2008:

	Three Months Ended January 31
	2009	2008
Net cash provided by (used in) operating activities	(7,085,560)	$10,853,575
Net cash (used in) investing activities	(1,856,802)	$(3,899,759)
Net cash provided by (used in) financing activities	8,942,362	$(7,635,972)

Cash Flow From Operations

We experienced a significant decrease in net cash provided by operating activities during the three months ended January 31, 2009 compared to the same period of 2008.  This decrease in net cash provided by operating activities was primarily a result of the significant decrease in net income we experienced during 2009.  We anticipate supplementing our current cash flows and credit facilities with additional equity financing in the next twelve months to continue our operations and reduce our current debt load.  Based on our current financial projections, we anticipate experiencing losses until the end of March 2009.  We anticipate continued tight operating margins and a tight cash position through at least our next fiscal quarter.

Cash Flow From Investing Activities

We used less cash for investing activities during the three month period ended January 31, 2009 compared to the same period of 2008 primarily as a result of having fewer capital expenditures during 2009.  During the three month period ended January 31, 2009, we used cash for investing activities primarily to complete installation of our corn oil extraction equipment.  During the same period of 2008, we used cash for investing activities primarily for our railroad expansion and tank farm projects.

Cash Flow From Financing Activities.

We obtained a significant amount of cash for financing activities during the three months ended January 31, 2009 as compared to the same period of 2008 primarily as a result of having fewer debt payments in 2009 and more borrowing on our revolving line of credit.  The proceeds of our revolving line of credit which we received during the three month period ended January 31, 2009 resulted in our financing activities providing cash for our operations compared to the same period of 2008.

Short-Term and Long-Term Debt Sources

We currently have two credit facilities with our primary lender, Home Federal Savings Bank of Rochester, Minnesota.  We have a revolving line of credit and an expansion loan we used to finance our plant expansion project.

The amount of the revolving line of credit is $20,000,000 which is available to us until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of our total indebtedness to our tangible net worth.  There is an annual fee for the line of credit of $25,000.  We recently agreed to a minimum interest rate for the revolving line of credit of 6% in exchange for a waiver of certain financial covenant violations.  As of January 31, 2009, we had $18,600,000 outstanding on this line of credit with an interest rate of 6% effective March 1, 2009.

The original principal amount of our expansion loan was $30,000,000.  The expansion loan’s maturity date is August 1, 2017.  We started making payments on the expansion loan in October 2007 and it had a balance as of January 31, 2009 of approximately $17,395,000 with an interest rate of 6% effective March 1, 2009.  On July 21, 2008, we elected to secure a fixed interest rate on $10,000,000 of our outstanding balance on the expansion loan at a rate of 6.70%.  The fixed interest rate became effective on August 1, 2008 and had a balance as of January 31, 2009 of approximately $9,663,000.  We recently agreed to a minimum interest rate of 6% on the variable rate portion of our expansion loan.

Our variable interest rates are adjusted annually on March 1st.  However, due to current low interest rates, we anticipate paying interest on our variable rate loans at the minimum interest rate of 6%.

Covenants

Our credit agreements with Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  In addition to our financial covenants, we have agreed to maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we are required to deposit, on a quarterly basis, 25% of our net income into the restricted cash account until we reach the 60% threshold.  During January 2009, we entered into discussions with Home Federal due to current and anticipated non-compliance with our financial covenants which resulted from our current financial condition.  As of October 31, 2008, we were out of compliance with our distributions covenant which limits the amount we are able to distribute to our members.  This non-compliance resulted from tax requirements which caused us to make a large distribution in the middle of our 2008 fiscal year based on projected net income for the year.  However, as a result of significant changes in our financial condition in the second half of our 2008 fiscal year, we were out of compliance with the distributions covenant.

In January 2009, Home Federal granted us a waiver of our violation of the distributions covenant as of October 31, 2008 and granted us a grace period for calculation of our tangible net worth covenant until April 30, 2009.  In exchange for this waiver, we have agreed to take certain steps including amending our loan agreement with Home Federal to revise some of our financial covenants, agreeing to raise an additional $5,000,000 in equity by November 1, 2009, agreeing to pay all of Home Federal’s costs associated with amending the loan agreement, instituting a minimum interest rate of 6% on our variable interest rate loans, and paying a fee to Home Federal of $23,500.  We have also agreed not to make a distribution during our 2009 fiscal year.  We are still working with Home Federal to finalize the amendment to our loan agreement which we anticipate will be completed in March 2009.

As of January 31, 2009, the Company was in violation of its working capital requirement. The Company has been in discussions with the bank regarding the working capital violation and the bank has extended a grace period for calculation of the working capital violation until April 30, 2009. As stated above, the Company is in the process of an equity drive and as such believes the proceeds received from the private placement memorandum will put them back in compliance with the working capital requirement before April 30, 2009.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of January 31, 2009 was approximately $238,000.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  We recently negotiated an amendment to this grant to clarify that our expansion was covered by the grant and received approval for this amendment in May 2008.  Based upon our 2009 assessment, the total amount of these grants is expected to be approximately $6,000,000, which will be paid semi-annually over a 10-year period with the final payment being made in 2019.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the January 31, 2009 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarters ended January 31, 2009 and 2008, the Company recorded combined realized and unrealized gains (losses) for derivatives from corn and natural gas of approximately $(871,000) and $3,064,000 respectively.  These gains (losses) are recorded in cost of goods sold.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates.  Specifically, we have approximately $36,000,000 outstanding in variable rate, long-term debt as of January 31, 2009.  We elected to secure a five year fixed interest rate of 6.7% for $10,000,000 of our expansion loan which took effect on August 1, 2008.  The specifics of each note are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Short-Term and Long-Term Debt Sources.”

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

As of January 31, 2009, we had price protection in place for approximately 16% of our corn needs for the next 12 months and approximately 8% of our natural gas needs for the next 12 months.  We have decided to change our risk management strategy as a result of the significant volatility in the commodity markets that occurred during our 2008 fiscal year.  We experienced significant losses on our risk management activities which increased our cost of goods sold related to our hedge positions.  We anticipate that going forward we will not establish long positions for a significant amount of our corn and natural gas needs.  We anticipate that this may leave us vulnerable to increases in corn and natural gas prices.  However, we anticipate that this will allow us to more closely match the costs of our raw materials to the market price of our products.  We believe that the market price of ethanol and distiller’s grains track commodity prices generally, including corn and natural gas.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2009.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 01/31/2009	Approximate Adverse Change to Income
Natural Gas	2,912,500	MMBTU	10%	$2,201,000
Ethanol	115,000,000	Gallons	10%	$16,870,000
Corn	34,900,000	Bushels	10%	$13,862,000

Liability Risk

We participate in a captive reinsurance company (“Captive”).  The Captive reinsures losses related to worker’s compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We can not be assessed over the amount in the collateral fund.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2008.

For the fiscal quarter ended January 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K.  The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2008, included in our annual report on Form 10-K.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  We have been involved in discussions with our primary lender, Home Federal Savings Bank, regarding certain past and potential future non-compliance with our financial loan covenants that have resulted from current conditions in the ethanol industry and our financial condition.  Home Federal granted us a waiver of our distributions loan covenant violation as of October 31, 2008 and has granted us a grace period for calculation of our tangible net worth covenant until April 30, 2009.  However, our lender has required changes to our loan covenants and additional conditions to our loans that we could violate.  We have also agreed not to make a distribution in 2009 in order to secure this waiver.  We may not be able to satisfy the new requirements our lender has imposed in order to grant the loan covenant waiver. If we violate the terms of our loan, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

We may require additional debt financing to continue to operate our ethanol plant which may not be available and may result in our inability to operate the ethanol plant profitably.  We currently have a revolving line of credit with Home Federal of $20,000,000, however, we have drawn almost the entire amount of this revolving line of credit.  We use our revolving line of credit primarily for working capital purposes including purchasing corn and other inputs necessary for ethanol production.  We intend to use the proceeds of our equity offering for working capital purposes to supplement our line of credit.  Depending on the amount of equity we raise in our offering, we may require additional short term financing in order to continue to operate Golden Grain at full capacity.  Due to current conditions in the credit markets, we may not be able to secure such additional financing.  If we are unable to secure the additional financing, we may be forced to shut down the ethanol plant or reduce ethanol production at the plant, either on a short term basis or permanently.  This may reduce or eliminate the value of our units.

We may not be able to raise sufficient capital in our equity offering.  The purpose of our equity offering is to provide us with additional working capital.  If we are unable to raise the maximum amount of capital authorized in our offering, we will have less working capital available for our operations.  Our failure to raise sufficient capital in our offering may reduce our ability to operate the ethanol plant profitably which could decrease or eliminate the value of our units.

Declines in the price of ethanol or distiller’s grain would significantly reduce our revenues. The sales prices of ethanol and distiller’s grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products.  Recently, the price of ethanol and distiller’s grains have trended downward as the prices of corn and gasoline have fallen.  We are dependant on a favorable spread between the price we receive for our ethanol and distiller’s grains and the price we pay for corn and natural gas.  Any continued lowering of ethanol and distiller’s grains prices, especially if it is associated with increases in corn and natural gas prices, may reduce our revenues and affect our ability to operate profitably.  Based on financial forecasts performed by our management, we anticipate that due to current ethanol and distiller’s grains prices compared to the costs of the raw materials required to make them and our other operating costs, the ethanol plant may not operate profitably during the early part of our 2009 fiscal year.  This may reduce or eliminate the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In order to expand demand for ethanol, higher blends of ethanol must be utilized in conventional automobiles.  Such higher blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher ethanol blends.  Currently, state and federal regulations prohibit the use of higher ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher ethanol blends in conventional vehicles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                  The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 17, 2009	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2009	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer