Form 10-Q
period 2009-04-30
GOLDEN GRAIN ENERGY
filed 2009-06-12
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2009

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

(641) 423-8525

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 12, 2009, there were 27,840,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

ASSETS	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)

Current Assets
Cash and equivalents	$955,148	$—
Accounts receivable	5,978,603	3,647,003
Other receivables	705,382	726,483
Due from broker	787,940	4,685,735
Inventory	3,963,328	4,585,653
Prepaid expenses and other	1,024,753	619,384
Total current assets	13,415,154	14,264,258

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	24,866,370
Grain handling equipment	13,029,583	13,029,583
Office equipment	322,949	280,193
Plant and process equipment	64,428,128	61,082,072
Construction in progress	5,080,887	6,720,219
	119,490,250	117,240,770
Less accumulated depreciation	25,372,503	20,981,775
Net property and equipment	94,117,747	96,258,995

Other Assets
Investments	11,933,779	11,946,497
Grant receivable, net of current portion	3,855,231	4,103,261
Debt issuance costs, net of accumulated amortization (2009 $89,910; 2008 $72,435)	286,754	304,229
Total other assets	16,075,764	16,353,987

Total Assets	$123,608,665	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)

Current Liabilities
Outstanding checks in excess of bank balance	$—	$871,632
Current portion long-term debt	382,530	2,447,079
Accounts payable	5,290,538	4,646,728
Accrued expenses	912,767	3,605,085
Derivative instruments	559,419	3,506,617
Deferred revenue	382,186	369,651
Total current liabilities	7,527,440	15,446,792

Long-term Liabilities
Deferred compensation	97,192	180,372
Long-term debt, net of current maturities	43,264,983	34,235,095
Deferred revenue, net of current portion	3,542,285	3,733,378
Total long-term liabilities	46,904,460	38,148,845

Non-Controlling Interest	600,000	600,000

Commitments and Contingencies

Members’ Equity (27,207,500 and 24,460,000 units issed and outstanding in 2009 and 2008 respectively)	68,576,765	72,681,603

Total Liabilities and Members’ Equity	$123,608,665	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	April 30, 2009	April 30, 2008
	(Unaudited)	(Unaudited)

Revenues	$52,041,270	$72,786,518

Cost of Goods Sold	50,307,578	58,100,302

Gross Profit	1,733,692	14,686,216

Operating Expenses	534,680	744,938

Operating Income	1,199,012	13,941,278

Other Income (Expense)
Interest income	1,848	22,730
Interest expense	(436,995)	(533,751)
Equity in net income of investments	176,963	138,998

Total	(258,184)	(372,023)

Net Income	$940,828	$13,569,255

Basic & diluted net income per unit	$0.04	$0.55

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,739,333	24,460,000

Distributions Per Unit	$—	$0.25

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	April 30, 2009	April 30, 2008
	(Unaudited)	(Unaudited)

Revenues	$93,626,243	$137,394,962

Cost of Goods Sold	98,226,876	106,819,190

Gross Profit (Loss)	(4,600,633)	30,575,772

Operating Expenses	928,250	1,392,297

Operating Income (Loss)	(5,528,883)	29,183,475

Other Income (Expense)
Interest income	7,543	51,989
Interest expense	(1,114,792)	(1,350,878)
Equity in net income (loss) of investments	(168,062)	109,285

Total	(1,275,311)	(1,189,604)

Net Income (Loss)	$(6,804,194)	$27,993,871

Basic & diluted net income (loss) per unit	$(0.28)	$1.14

Weighted average units oustanding for the calculation of basic & diluted net income per unit	24,599,667	24,460,000

Distributions Per Unit	$—	$0.25

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	April 30, 2009	April 30, 2008
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$(6,804,194)	$27,993,871
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,408,203	3,723,001
Unrealized loss (gain) on risk management activities	(2,947,198)	(2,657,944)
Amortization of deferred revenue	(178,558)	(86,882)
Accretion of interest on grant receivable	(120,422)	(97,291)
Undistributed losses (earnings) from investments	168,062	(109,285)
Deferred compensation expense (benefit)	(22,093)	48,264
Change in assets and liabilities
Accounts receivable	(2,331,600)	(8,455,825)
Inventory	622,325	(1,451,072)
Due from broker	3,897,795	655,691
Prepaid expenses and other	(384,268)	(378,763)
Accounts payable	643,810	1,751,985
Accrued expenses	(2,692,318)	(159,913)
Deferred compensation payable	(61,087)	—
Net cash provided by (used in) operating activities	(5,801,543)	20,775,837

Cash Flows from Investing Activities
Capital expenditures	(2,249,480)	(6,104,543)
Decrease (Increase) in restricted cash	—	(34,832)
Purchase of investments	(155,344)	(930,105)
Net cash (used in) investing activities	(2,404,824)	(7,069,480)

Cash Flows from Financing Activities
Increase (Decrease) in outstanding checks in excess of bank balance	(871,632)	276,628
Payments for long-term debt	(1,234,661)	(9,850,415)
Proceeds from long-term debt	8,200,000	—
Contributions from members	2,747,500	—
Distribution to members	—	(6,115,000)
Payments received on grant receivable	368,452	162,010
Payments for offering costs	(48,144)	—
Net cash provided by (used in) in financing activities	9,161,515	(15,526,777)

Net Increase (Decrease) in Cash and Equivalents	955,148	(1,820,420)

Cash and Equivalents – Beginning of Period	—	1,832,115

Cash and Equivalents – End of Period	$955,148	$11,695

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Changes in Members’ Equity

For the six months ended April 30, 2009

Balance - October 31, 2008	$72,681,603
Proceeds from the sale of 2,747,500 redeemable membership units, net of offering costs of $48,144	2,699,356

Net (loss)	(6,804,194)

Balance - April 30, 2009	$68,576,765

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States.   The Company is also a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa that will be operated from corn oil supplied from ethanol plants including Golden Grain Energy.  As of October 31, 2008, COBS was temporarily idled due to current credit conditions.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Golden Grain Energy and its majority owned subsidiary COBS, collectively, the Company.  All significant intercompany account balances and transactions have been eliminated.

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

The fiscal year of Renewable Products Marketing Group, LLC (RPMG) ends on September 30 and the fiscal years of Guardian Eagle, LLC, Absolute Energy, LLC and Homeland Energy Solutions, LLC ends on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on March 31, 2009.

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Shipping costs incurred by the Company in the sale of ethanol are not specifically identifiable and as a result, revenue from the sale of ethanol is recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of ethanol related products are included in cost of goods sold.

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies.  The amendment to the grant was approved in May 2008.  These grants were recorded at their net present value using a discount rate of 6%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of April 30, 2009 the grant receivable was approximately $4,270,000 and the corresponding deferred revenue was approximately $3,924,000.

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded as of April 30, 2009 or October 31, 2008 for environmental liabilities.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy.  The recent bankruptcy filings by several of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol.  The ethanol boom of recent years has spurred overcapacity in the industry and is currently nearing the RFS mandates.  The average national ethanol spot market price has plunged over 40% since it peaked during July 2008.  The drop in crude oil prices from a record $150 a barrel during the summer of 2008 to around $60 a barrel currently has resulted in the price of reformulated gasoline blendstock for oxygen blending (RBOB) dropping considerably with a low of below $1 per gallon in December 2008.  With ethanol spot prices close to RBOB prices the economic incentives for blenders to continue using ethanol has become less advantageous.  This could result in significant reduction in the demand for ethanol.  The Company will continue to evaluate margins on a regular basis and may reduce capacity or shut down the plant depending on the economic conditions at the time.

2.              INVENTORY

Inventory consisted of the following as of April 30, 2009 and October 31, 2008:

	April 30, 2009	October 31, 2008
Raw Materials	$2,433,089	$3,259,588
Work in Process	1,045,911	1,219,490
Finished Goods	484,328	106,575
Totals	$3,963,328	$4,585,653

Included in inventory is a lower of cost or market adjustment of approximately none and $389,000 as of April 30, 2009 and October 31, 2008, respectively.

3.              BANK FINANCING

As of April 30, 2009 the Company had the following amounts outstanding under a credit agreement with a bank that expires in August 2017.

	4/30/09	10/31/08
Line of credit agreement for $20,000,000 requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a 6% floor effective March 1, 2009.	$16,800,000	$8,600,000

Fixed rate term loan requiring monthly payments of approximately $125,000 including interest at 6.7%.	9,449,402	9,865,109

Variable rate term loan requiring monthly payments of approximately $216,000 including interest at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a floor of 6% effective March 1, 2009.	16,978,809	17,775,489

Other notes payable	419,302	441,576
	43,647,513	36,682,174
Less amounts due within one year	382,530	2,447,079

Total	$43,264,983	$34,235,095

The credit agreement with the bank is secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

On May 21, 2009, we executed the Second Amendment to our Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota.  Among other things, the amendment changed the manner in which certain covenants are calculated, implemented a minimum interest rate of 6% on all of our variable interest rate debt, granted us a waiver of certain non-compliances with our loan covenants from October 31, 2008 and January 31, 2009 and granted us a deferral of principal payments on our term loan from June 1, 2009 until May 1, 2010.

The estimated maturities of long-term debt taking the effects of the amendment noted above for the period ending April 30, 2009 are as follows:

2010	$382,530
2011	2,716,179
2012	3,135,902
2013	3,337,104
2014	3,547,603
Thereafter	30,528,195

Total	$43,647,513

4.              MEMBERS’ EQUITY

The Company sold 2,747,500 of Class A units during April 2009 for a purchase price of $1.00 per unit.  The units have a redeemable feature that allows the Company to repurchase the units after a minimum one year period for $1.00 per unit plus an accrued dividend at 18%.  Total number of Class A and B units outstanding as of April 30, 2009 was 26,287,500, of which 2,747,500 have a redemption feature, and 920,000 respectively.

5.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the three and six months ended April 30, 2009 totaled approximately $14,922,000 and $36,424,000, respectively. During the three and six months ended April 30, 2008 totaled approximately $20,925,000 and $39,216,000, respectively.

As of April 30, 2009, the Company has approximately $1,056,000 in payables to members of the Board of Directors who also own or manage elevators.

6.              EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds has a five year vesting schedule.  During the three and six month period ended April 30, 2009 and 2008 the Company recorded compensation expense (benefit) related to this plan of approximately $21,000 and $(83,000), respectively.  At April 30, 2009 and October 31, 2008, the Company had a liability of approximately $97,000 and $180,000 outstanding as deferred compensation and has approximately $217,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of April 30, 2009.  Fair value is determined by recent trading activity of the Company’s membership units. The Company had approximately 77,000 unvested equivalent phantom units outstanding under this plan as of April 30, 2009.

7.              COMMITMENTS, CONTINGENCIES, AGREEMENTS AND SUBSEQUENT EVENTS

Ethanol,  Distiller’s grain and Corn Oil marketing agreements and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory produced by the Company.  The marketing fees are presented net in revenues.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The Company has executed a Distiller’s Grains Marketing Agreement with a non related party for successive renewable one year periods. The Company will sell 100% of its distiller’s grain product under this marketing agreement.  The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	April 30, 2009		April 30, 2008
Sales ethanol & corn oil	$42,671,000	76,092,000	$60,843,000	115,266,000
Sales distiller grains	9,694,000	18,111,000	10,831,000	16,629,000

Marketing fees ethanol	133,000	233,000	112,000	259,000
Marketing fees distiller grains	190,000	343,000	208,000	300,000

	April 30, 2009	October 31, 2008
Amount due from ethanol marketer	4,361,000	3,268,000
Amount due from distiller marketer	1,618,000	360,000

8.              RISK MANAGEMENT

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under FASB Statement No. 133, as amended and, therefore, are not marked to market in the Company’s financial statements. The realized and unrealized gains (losses) and fair value of derivative instruments is as follows:

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

	Financial	Three Months	Six Months	Three Months	Six Months
	Statement	Ended	Ended	Ended	Ended
	Location	April 30, 2009		April 30, 2008
Net realized and unrealized gains (losses) included in costs of goods sold as related to purchase contracts for the period ended April 30, 2009 and 2008	Cost of Goods Sold	$374,000	(497,000)	5,626,000	8,690,000

		April 30, 2009	October 31, 2008
Exchange traded futures contracts through July 2009 as of April 30, 2009 and October 31, 2008	Current Assets (Liability)	$(553,000)	(3,507,000)

Lower of cost or market adjustment on forward contracts deemed “normal purchases” under FASB 133 as of April 30, 2009 and October 31, 2008	Cost of Goods Sold	$—	(2,611,000)

At April 30, 2009, the Company had outstanding commitments for purchases:

	Commitments Through	Quantity	Amount

Corn (a)	July 2009	2,300,000	$9,063,000

(a) Approximately 857,000 bushels and $3,438,000 is with related parties.

9.              FAIR VALUE MEASUREMENTS

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of April 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$553,465	$553,465	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

10.       SUBSEQUENT EVENT

On June 12, 2009 the Company sold 1,552,500 additional Class A redeemable membership units for a purchase price of $1.00 per unit.  The units have a redeemable feature as described in Note 4.  Total number of Class A and B units outstanding as of June 12, 2009 is 27,840,000 of which 4,300,000 are redeemable.

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

•	Our ability to satisfy the financial covenants contained in our credit agreements with our senior lender;
•	Our ability to successfully raise additional funds for working capital;
•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;
•	Our ability to generate additional revenue through the sale of corn oil;
•	Changes in the availability and price of corn and natural gas;
•	Ethanol and distiller’s grains supply exceeding demand and corresponding price reductions;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in our business strategy, capital improvements or development plans;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants built in close proximity to our ethanol facility in north central Iowa;
•	Competition from alternative fuel additives;
•	Changes in interest rates or the lack of credit availability;
•	Our ability to generate free cash flow to invest in our business and service our debt;
•	Changes in legislation including the Renewable Fuel Standard and VEETC; and
•	Our ability to retain key employees and maintain labor relations.

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

In April 2006, we commenced construction of an expansion of our existing ethanol plant to add approximately 50 million gallons per year of ethanol production capacity.  Prior to expansion, the plant had capacity to produce approximately 60 million gallons of ethanol per year.  We completed our plant expansion in June 2007, bringing our current rate of production to approximately 110 million gallons of ethanol per year.

On June 20, 2008, Corn Oil Bio-Solutions, LLC (COBS) was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State.  As of April 30, 2009, we had a 60% ownership interest in COBS.  Due to current conditions in the credit markets and the biodiesel industry, we are still trying to secure the necessary equity and debt financing in order to complete the capitalization of COBS.  Because we have greater than a 50% ownership interest in COBS, we are presenting our financial statements on a consolidated basis with the financial statements of COBS.

Our revenues are derived primarily from the sale and distribution of our ethanol, distiller’s grains and corn oil.  We recently completed installation of equipment which allows us to extract corn oil from the distiller’s grains we produce.  The total cost of this equipment was approximately $3,700,000 and it was completed in February 2009.  The corn oil extraction equipment adds a new revenue source for our operations.  We market and sell our products primarily in the continental United States using third party marketers.  On February 2, 2009, we entered into an agreement with Renewable Products Marketing Group, LLC (“RPMG”) to market all of the corn oil we anticipate producing except for corn oil we anticipate marketing directly to certain customers we identified prior to engaging RPMG.  RPMG is the same entity that markets all of our ethanol.  Our distiller’s grains are marketed by Hawkeye Gold, LLC.

We recently executed an amendment to our credit agreements with our primary lender, Home Federal Savings Bank.  The amendment formalized a covenant waiver letter we received from Home Federal in January 2009.  Details of the amendment are described below in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

We are in the process of undertaking a private equity offering.  The units that we are offering in the private equity offering will not be registered with the Securities and Exchange Commission.  Therefore, the units may not be offered or sold without an exemption from the registration requirements of applicable securities laws.  We are offering the units only to a limited number of accredited sophisticated investors in order to comply with applicable SEC regulations.  We are offering up to $10,000,000 in redeemable Class A units at a price of $1.00 per unit.  These redeemable units will include an option for us to repurchase the units in the future at an established price of $1.00 per unit plus accrued dividend at 18%.  We anticipate using the proceeds of the offering for working capital.  As of April 30, 2009, we have sold 2,747,500 Class A redeemable membership units in exchange for an aggregate of $2,747,500 in additional capital.  After April 30, 2009, we sold 1,552,500 additional Class A redeemable membership units in exchange for an aggregate of $1,552,500 in additional capital.  To date, we have raised an additional $4,300,000 in capital through our private placement offering.  We used all of the funds that we have raised in the private offering to pay down our revolving line of credit.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations, our credit facilities and additional equity we anticipate raising in the next 12 months.

Results of Operations for the Three Months Ended April 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30, 2009 (Unaudited)		Three Months Ended April 30, 2008 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$52,041,270	100.0	$72,786,518	100.0

Cost of Goods Sold	$50,307,578	96.7	$58,100,302	79.8

Gross Profit	$1,733,692	3.3	$14,686,216	20.2

Operating Expenses	$534,680	1.0	$744,938	1.0

Operating Income	$1,199,012	2.3	$13,941,278	19.2

Other Income (Expense)	$(258,184)	(0.5)	$(372,023)	(0.5)

Net Income	$940,828	1.8	$13,569,255	18.6

Revenues.  Our total revenues were significantly lower for the three month period ended April 30, 2009 compared to the same period of 2008, primarily as a result of significantly decreased ethanol and distiller’s grains prices.  For the three month period ended April 30, 2009, ethanol sales comprised approximately 81% of our revenues, distiller’s grains sales comprised approximately 18% percent of our revenues and corn oil sales comprised approximately 1% of our revenues.  Our corn oil extraction equipment has not been operating for most of May 2009 and we anticipate that it will not operate for most of June 2009 as a result of repairs needed to certain parts that were not properly installed during construction.  For the three month period ended April 30, 2008, ethanol sales comprised approximately 83% of our revenues and distiller’s grains sales comprised approximately 17% of our revenues.  We did not have any corn oil sales during our 2008 fiscal year.  Distiller’s grains sales represented a larger proportion of our revenues during the three month period ended April 30, 2009 compared to the same period of 2008 as a result of lower ethanol prices and relatively stable distiller’s grains prices we received during 2009 compared to 2008.

The average price we received for our ethanol was approximately 34% lower for the three month period ended April 30, 2009 compared to the same period of 2008.  We attribute this decrease in the market price of ethanol with a general decrease in the price of commodities that we have experienced since the middle of 2008.  Commodity prices were increasing significantly during the three month period ended April 30, 2008 which resulted in very high ethanol prices during that time period.  We sold approximately 6% more ethanol during the three month period ended April 30, 2009 compared to the same period of 2008, which positively impacted our revenues from the sale of ethanol.  However, this increase in ethanol sales was not significant enough to fully offset the decrease in ethanol revenues associated with decreasing ethanol sales prices.  Management anticipates the price of ethanol will remain relatively low in the near future as a result of general economic conditions.

Management believes that there is currently a surplus of ethanol production capacity in the United States.  This has resulted in several ethanol producers decreasing ethanol and distiller’s grains production or halting operations altogether.  According to the Renewable Fuels Association, as of May 26, 2009, there were 196 ethanol plants nationwide with the capacity to produce approximately 12.6 billion gallons of ethanol annually.  According to the Renewable Fuels Association, of the total 12.6 billion gallons of total annual ethanol production capacity, approximately 1.7 billion gallons of annual production capacity is not currently operating.  An additional 21 plants are currently under construction or expansion, which may add an estimated 1.9 billion gallons of annual ethanol production capacity when they are completed.  Management believes that of the 21 plants under construction, only a few have substantial construction progress being made on them.

Management believes that the current over capacity within the ethanol industry has resulted in depressed ethanol prices and tight operating margins.  According to the Energy Information Administration, 2008 ethanol demand was 9.5 billion gallons which is significantly less than the current production capacity of the ethanol industry.  Pursuant to the National Renewable Fuels Standard, renewable fuels must be blended into 11.1 billion gallons of fuel in 2009, however, corn based ethanol can only account for 10.5 billion gallons of the RFS.  Therefore, management anticipates that corn ethanol demand will be capped at approximately 10.5 billion gallons for 2009.  In previous years, more ethanol was blended than was required by the RFS as a result of the price of ethanol being more favorable than the price of gasoline.  The ethanol industry must increase demand for ethanol in order to support current ethanol prices and maintain profitability in the industry.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2009 or 2010.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022.  In order to meet the RFS mandate and expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.

The average price we received for our dried distiller’s grains decreased by approximately 13% during the three month period ended April 30, 2009 compared to the same period of 2008.  In addition, we experienced a decrease in the average price we received for our modified/wet distiller’s grains of approximately 7% for the three month period ended April 30, 2009 compared to the same period of 2008.  Management attributes this decrease in the price of distiller’s grains with decreased corn prices during 2009 compared to 2008.  Distiller’s grains are commonly used as animal feed as a substitute for corn.  We believe that decreases in the price of corn, such as those we experienced in the last half of 2008, negatively impact distiller’s grains prices.  However, we believe that many ethanol producers have decreased production of ethanol or ceased operating altogether.  This has decreased the supply of distiller’s grains in the market.  We believe that decreased distiller’s grains production by the ethanol industry generally has had a positive impact on the price of distiller’s grains.  This decrease in distiller’s grains supply may have somewhat offset distiller’s grains price decreases related to falling corn prices.  We anticipate that the market price of distiller’s grains will continue to be volatile as a result of changes in the price of corn and competing animal feed products such as soybean meal as well as volatility in distiller’s grains supplies related to changes in ethanol production.

We experienced a decrease of approximately 8% in the total tons of dried distiller’s grains we sold during the three month period ended April 30, 2009 compared to the same three month period of 2008.  We also experienced a decrease of approximately 12% in the total tons of modified/wet distiller’s grains we sold during the three month period ended April 30, 2009 compared to the same period of 2008.  Management attributes this decrease in distiller’s grains sales with our sale of corn oil separately from our distiller’s grains which decreases the total tons of distiller’s grains we sell.

In February 2009, we completed installation of equipment that allows us to separate some of the corn oil which is contained in our distiller’s grains.  We commenced selling corn oil separately from our distiller’s grains during the three month period ended April 30, 2009.  Corn oil represents a new revenue source for us.  We do not believe that separating the corn oil from our distiller’s grains will result in decreased revenue from our distiller’s grains sales on a per ton basis.  As we only recently completed installation of our corn oil separation equipment, we are continuing to fine tune the operation of this equipment and find ways to operate this equipment more efficiently.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distiller’s grains is primarily made up of corn and energy expenses (natural gas and electricity).  During the three month period ended April 30, 2009, our cost of goods sold decreased significantly compared to the same period of 2008.  We attribute this decrease to decreases we experienced in our corn and natural gas costs.  We experienced a decrease in our average cost per bushel of corn for the three month period ended April 30, 2009 of approximately 23% compared to the same period of 2008.  Management believes that corn prices decreased along with commodity prices generally.  We experienced historically high corn prices during the first half of 2008 followed by a significant price drop starting in July 2008.  We believe that the worldwide economic slowdown has negatively impacted commodity prices, including corn prices.  Along with the significant decrease in corn prices, we experienced a 2% increase in our corn consumption for the three month period ended April 30, 2009 compared to the same period of 2008.  We attribute this increase in corn consumption with increased production of ethanol during the three month period ended April 30, 2009 compared to the same period of 2008.

We anticipate that corn prices will continue to be volatile in the near future as a result of concerns regarding weather conditions in the eastern part of the Corn Belt.  However, we anticipate that corn prices may decrease somewhat following planting time.  We anticipate that corn prices will continue to be sensitive to poor weather conditions in the coming months.  We expect that the poor conditions associated with the global economic slowdown will reduce demand for corn and may lead to larger than expected ending stocks of corn.  We anticipate that this may reduce corn prices during the end of the current marketing year.

For the three month period ended April 30, 2009, we experienced a decrease of approximately 38% in natural gas prices compared to the same period of 2008.  We attribute this significant decrease in natural gas prices with decreased energy prices generally, as well as increased natural gas production in the United States.  We expect natural gas prices to remain low in the near term as we continue to endure the worldwide economic slowdown and the resulting decreased energy demand.  Our natural gas consumption increased by approximately 3% for the three month period ended April 30, 2009 compared to the same period of 2008.  We attribute this increase in natural gas consumption with increased ethanol production during the three month period ended April 30, 2009 compared to the same period of 2008.

We experienced an approximately $374,000 combined realized and unrealized gain for the three month period ending April 30, 2009 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  As a result of the significant volatility in the commodity markets, we have adjusted our risk management strategy.  We anticipate that in the future we will not take a significant amount of long-term derivative positions and will rely more on the spot market to purchase our raw materials.  We anticipate that this will decrease our potential losses on our derivative positions and the resulting increases to our costs of goods sold during times when commodity prices are volatile.  However, by taking fewer long derivative positions on our raw materials, we will be more exposed to increases in the prices of our raw materials.  Significant increases in our raw material costs without corresponding increases in the selling prices of our products could result in the ethanol plant not operating profitably and could create liquidity problems for us.

Operating Expenses.  We experienced a significant decrease in our operating expenses for the three month period ended April 30, 2009 compared to the same period of 2008 as a result of decreased personnel, accounting and insurance costs during the 2009 period compared to the 2008 period.

Other Income (Expense).  We experienced a smaller other expense for the three month period ended April 30, 2009 compared to the same period of 2008.  The difference between the two periods was primarily a result of decreased interest expense during the 2009 period as a result of lower interest rates and interest that was capitalized as part of our corn oil separation system, offset by a smaller interest income also related to lower interest rates.

Results of Operations for the Six Months Ended April 30, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2009 and 2008:

	Six Months Ended April 30, 2009 (Unaudited)		Six Months Ended April 30, 2008 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$93,626,243	100.00	$137,394,962	100.0

Cost of Goods Sold	$98,226,876	104.9	$106,819,190	77.7

Gross Profit (Loss)	$(4,600,633)	(4.9)	$30,575,772	22.3

Operating Expenses	$928,250	1.0	$1,392,297	1.0

Operating Income (Loss)	$(5,528,883)	(5.9)	$29,183,475	21.2

Other Income (Expense)	$(1,275,311)	(1.4)	$(1,189,604)	(0.9)

Net Income (Loss)	$(6,804,194)	(7.3)	$27,993,871	20.4

Revenues.  We experienced a decrease in revenue for the six month period ended April 30, 2009 compared to the same period of 2008.  We attribute this decrease in revenue with decreased ethanol and distiller’s grains prices along with decreased ethanol and distiller’s grains production in the first six months of 2009 compared to the same period of 2008.  In the six month period ended April 30, 2009, ethanol sales comprised approximately 81% of our revenues, distiller’s grains sales comprised approximately 19% percent of our revenues and corn oil sales comprised less than 1% of our revenues.  For the six month period ended April 30, 2008, ethanol sales comprised 84% of our revenue and distiller’s grains sales comprised 16% of our revenue.  We had not yet started marketing corn oil during our 2008 fiscal year.

The average ethanol sales price we received for the six month period ended April 30, 2009 was approximately 28% lower than our average ethanol sales price for the comparable six month period of 2008.  We attribute this decrease to a general decrease in commodity prices and the economy recession.  Additionally, the total gallons of ethanol sold during the six month period ended April 30, 2009 decreased by approximately 8% compared to the same period of 2008.  We attribute this decrease in ethanol sales with decreased ethanol production during the first six months of our 2009 fiscal year compared to the same period of 2008.  We decreased ethanol and distiller’s grains production during January 2009 as a result of unfavorable conditions in the ethanol market.  During the time that we reduced production at the ethanol plant, we performed maintenance and cleaning activities that we traditionally perform in the spring each year.  We anticipate that the maintenance and cleaning activities that we performed in January will allow us to minimize this maintenance and cleaning for the rest of our 2009 fiscal year.

The average price we received for our distiller’s grains decreased during the six months ended April 30, 2009 compared to the same period of 2008.  The average price we received for our dried distiller’s grains decreased by approximately 4% for the six month period ended April 30, 2009 compared to the same period of 2008.  In addition, the average price we received for our modified/wet distiller’s grains decreased by approximately 20% for the six month period ended April 30, 2009 compared to the same period of 2008.  We attribute these decreases to falling corn prices which we believe negatively impacts distiller’s grains prices.

We sell significantly more distiller’s grains in the dried form compared to the modified/wet form.  For the six month period ended April 30, 2009, we sold approximately 16% fewer tons of dried distiller’s grains and approximately 7% fewer tons of modified/wet distiller’s grains compared to the same period of 2008.  We attribute this decrease in distiller’s grains sales with decreased ethanol and distiller’s grains production during January 2009.

Cost of Goods Sold.  The decrease in cost of goods sold during the first six months of our 2009 fiscal year compared to the same period of 2008 was primarily a result of decreased natural gas and corn prices and consumption.  Our average corn cost per bushel was approximately 8% lower for the six month period ended April 30, 2009 compared to the same period of 2008.  We also consumed approximately 8% fewer bushels of corn during the six month period ended April 30, 2009 compared to the same period of 2008.  We attribute this decrease in corn consumption with decreased ethanol and distiller’s grains production in the first six months of our 2009 fiscal year compared to the same period of 2008.

In addition to our decreased corn costs, we experienced a significant decrease in natural gas costs per MMBTU.  Our natural gas cost per MMBTU was approximately 21% lower for the six month period ended April 30, 2009 compared to the same period of 2008.  We attribute this decrease to decreased energy prices generally.  In addition, due to our decreased ethanol and distiller’s grains production, we consumed approximately 5% less natural gas for the first six months of our 2009 fiscal year compared to the first six months of our 2008 fiscal year.

Operating Expenses.  We experienced a decrease in operating expenses for the six month period ended April 30, 2009 compared to the same period of 2008.  We attribute this decrease in operating expenses with decreased taxes, accounting and insurance costs for the six month period ended April 30, 2009 compared to the same period of 2008.  A portion of these decreases can be attributed to the management services agreement with Homeland Energy Solutions, LLC.

Other Income (Expense).  We experienced decreased interest income for the six month period ended April 30, 2009 compared to the same period of 2008 as a result of decreased interest rates and having less cash on hand during the first six months of 2009.  We also experienced a decrease in interest expense for the first six months of our 2009 fiscal year compared to the same period of 2008 as a result of decreased interest rates and capitalizing approximately $91,000 of interest expense as part of the corn oil separation project.  We also experienced a decrease in our portion of the net income of our investments for the six month period ended April 30, 2009 compared to an increase for the comparable period of 2008.

Changes in Financial Condition for the Six Months Ended April 30, 2009

Our total current assets were lower on April 30, 2009 compared to October 31, 2008.  The primary reason for the decrease in our current assets was an approximately $3.9 million decrease in the amount we had due from our commodities broker on April 30, 2009 compared to October 31, 2008.  We had a significant amount of funds that were being held in our margin account with our commodities broker on October 31, 2008 which were required to offset unrealized losses we experienced on our risk management positions.  Subsequent to the end of our 2008 fiscal year, we changed our risk management strategy in order to take fewer long positions on our raw material derivative instruments.  In addition, we experienced a significant decrease in the asset value of our inventory at April 30, 2009 compared to October 31, 2008.  This decrease in the value of our inventory is primarily the result of decreasing commodity and finished product prices as opposed to having less inventory on hand.  Offsetting these decreases in our inventory and due from broker line items, we experienced an increase in our accounts receivable and our prepaid expenses.  Our accounts receivable value was higher at April 30, 2009 compared to October 31, 2008 as a result of the fact that at the end of October 2008 we were just completing a scheduled shutdown of the plant and therefore, had reduced production at that time.  In addition, our prepaid expenses were higher at April 30, 2009 compared to October 31, 2008 primarily as a result of an insurance payment we made in November 2008 which satisfies our insurance premiums for the entire year.

We experienced an increase in our property and equipment at April 30, 2009 compared to October 31, 2008, offset by a larger decrease related to accumulated depreciation.  The increase in our buildings and grounds was higher at April 30, 2009 compared to October 31, 2008 as a result of our construction of a building for our corn oil extraction equipment.  In addition, we experienced an increase in our plant and process equipment at April 30, 2009 compared to October 31, 2008 related to our installation of the corn oil extraction equipment which became operational during our second fiscal quarter of 2009.  We have approximately $5.2 million in ongoing construction in progress related to the COBS project as well as certain other process improvement and efficiency projects.

We experienced a slight decrease in the value of our investments at April 30, 2009 compared to October 31, 2008, primarily as a result of decreases in the equity value of RPMG.  The asset value of our grant receivable was lower as a result of periodic payments pursuant to the Cerro Gordo County grant which were received during our first fiscal quarter of 2009.

Our current liabilities as of April 30, 2009 were significantly lower than at October 31, 2008.  We had a smaller amount of checks that were outstanding in excess of our bank account balance as of April 30, 2009 compared to October 31, 2008.  Any amount which is drawn on a check in excess of our bank balance is paid from our revolving line of credit.  The current portion of our long-term debt was lower at April 30, 2009 compared to October 31, 2008 due to the deferral of principal payments from the amended loan.  The value of our accounts payable was higher at April 30, 2009 compared to October 31, 2008 as a result of our planned shutdown in October 2008 which reduced the amount of corn we purchased during that time period as well as significant vendor payments we made at the end of October 2008.  We experienced a significant decrease in accrued expenses at April 30, 2009 compared to October 31, 2008 as a result of a reserve related to purchase commitments outstanding at October 31, 2008.  Our derivative instruments represented a significant liability on October 31, 2008 as compared to April 30, 2009, due to changes in our risk management strategy and increasing corn prices following the end of our 2008 fiscal year.

Our long-term liabilities were higher at April 30, 2009 compared to October 31, 2008, primarily as a result of a significant increase in our long-term debt obligations.  Amounts that we draw on our revolving line of credit are included in our long-term debt obligations.  During the first six months of our 2009 fiscal year, we experienced unfavorable operating conditions as well as construction costs related to the corn oil separation project which caused us to draw a significant amount of funds on our revolving line of credit.  We also experienced a decrease in our deferred compensation liabilities as a result of the fact that two of our management employees who had received deferred compensation awards that had not yet vested terminated their employment with us following the end of our 2008 fiscal year.

We had a $600,000 non-controlling interest on our balance sheet at both April 30, 2009 and October 31, 2008 related to the minority ownership interest in COBS.  We present the financial statements of COBS on a consolidated basis with the financial statements of Golden Grain Energy, LLC.

Distributions to Members

We did not make any distributions to our members during the first six months of our 2009 fiscal year.  Further, as a result of conditions associated with a covenant waiver letter we received from our primary lender and a recent amendment to our credit agreement, we have agreed not to make any distributions during our 2009 fiscal year, including any tax distributions.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities, proceeds from our private placement offering, and cash from our operations to continue to operate the ethanol plant for the next 12 months.  However, we continue to focus our efforts on maintaining our liquidity and securing additional capital resources as necessary in order to continue to operate our business.

Unfavorable market conditions that have existed in the ethanol industry over our last three fiscal quarters have required us to draw significant amounts on our revolving line of credit.  We have experienced decreasing ethanol prices as a result of the worldwide economic slowdown.  Further, as a result of the significant drop we experienced in corn and natural gas prices, we experienced corn and natural gas prices significantly higher than market prices due to contracts that were entered into prior to fiscal year 2009 which resulted in negative margins.   We have used funds from our revolving line of credit to offset some of these derivative instrument losses.  We experienced compliance issues related to our financial loan covenants for our fiscal year ended October 31, 2008 and our first fiscal quarter ended January 31, 2009.  Our primary lender has required us to take several steps in order to solidify our liquidity and capital resources.

Our primary lender has required us to raise an additional $5,000,000 in equity prior to November 1, 2009.  As a result, we recently conducted a private placement equity offering.  As of April 30, 2009, we had raised an additional $2,747,000 in equity and $4,300,000 in equity as of June 12, 2009.  The proceeds of the offering were and will be used to pay down the outstanding balance of our revolving line of credit.  Further, we have negotiated a deferral of the principal payments due on our expansion term loan with our primary lender for a one year period starting with our loan payment on June 1, 2009.  We have also agreed not to make a distribution during our 2009 fiscal year.

In addition, we have changed our risk management strategy.  We anticipate entering into fewer long-term fixed price contracts to purchase our raw materials and fewer long-term derivative positions.  We believe that the market price of ethanol and distiller’s grains correlate with commodity prices generally.  Therefore, we anticipate that if we price our raw materials closely in time with our finished product sales, we will be less exposed to losses on our risk management activities during times when commodity prices are volatile, such as they have been since the middle of 2008, and we will be able to maintain a positive spread between the selling price of our products and our raw material costs.  However, this strategy could leave us exposed to high raw material prices if the market prices of our products cease changing in correlation to the market prices of our raw materials.  This could result in our inability to operate the ethanol plant profitably in the future.

The following table shows cash flows for the six months ended April 30, 2009 and 2008:

	Six Months Ended April 30
	2009	2008
Net cash provided by (used in) operating activities	$(5,801,543)	$20,775,837
Net cash (used in) investing activities	$(2,404,824)	$(7,069,480)
Net cash provided by (used in) financing activities	$9,161,515	$(15,526,777)

Cash Flow From Operations

We experienced a significant decrease in net cash provided by operating activities during the six months ended April 30, 2009 compared to the same period of 2008.  This decrease in net cash provided by operating activities was primarily a result of the significant decrease in net income we experienced for the first six months of our 2009 fiscal year compared to the same period of our 2008 fiscal year.  We anticipate continuing to supplement our current cash flows and credit facilities with additional equity to reduce our debt load.  We anticipate continued tight operating margins and a tight cash position through the remaining quarters of our 2009 fiscal year.

Cash Flow From Investing Activities

We used less cash for investing activities during the six month period ended April 30, 2009 compared to the same period of 2008, primarily as a result of having fewer capital expenditures during 2009.  During the six month period ended April 30, 2009, we used cash for investing activities primarily to complete installation of our corn oil extraction equipment.  During the same period of 2008, we used cash for investing activities primarily for our railroad expansion and tank farm projects.  We also used cash to make an investment in COBS during the six month period ended April 30, 2008.  During the six month period ended April 30, 2009, we used significantly less cash for purchases of investments compared to the same period of 2008.

Cash Flow From Financing Activities.

We obtained a significant amount of cash for financing activities during the six months ended April 30, 2009 as compared to the same period of 2008 primarily as a result of having fewer debt payments in 2009 and more borrowing on our revolving line of credit.  We received $8.2 million in proceeds from our revolving line of credit during the six month period ended April 30, 2009.  We did not receive any debt proceeds during the comparable period of 2008.  We also have not made any distributions to our members during the six month period ended April 30, 2009 compared to $6.1 million in distributions that we made during the same period of 2008.  We made approximately $8.6 million more in payments on our long-term debt during the first six months of our 2008 fiscal year than we made during the first six months of our 2009 fiscal year.  The net effect is that our financing activities provided cash for our operations during the six month period ended April 30, 2009, while we used cash from our operations for our financing activities during the comparable period of 2008.

Short-Term and Long-Term Debt Sources

We currently have two credit facilities with our primary lender, Home Federal Savings Bank of Rochester, Minnesota.  We have a revolving line of credit and an expansion loan we used to finance our plant expansion project.  We recently executed an amendment to our credit facilities with Home Federal.  In the amendment, Home Federal formalized a previous waiver of certain prior non-compliances with our loan covenants.  Home Federal also changed the manner in which certain of our financial loan covenants are calculated, granted us a deferral of principal payments on our expansion term loan from June 1, 2009 until May 1, 2010 and gave us the ability to secure up to $2,500,000 in subordinated debt financing.

Pursuant to the amendment, we agreed to a minimum interest rate of 6% on all of our variable interest rate debt and we agreed to maintain tangible net worth of at least $60,000,000.  Our tangible net worth will be measured on a quarterly basis.  We also agreed to secure a guaranty of our obligations to Home Federal from Corn Oil Bio-Solutions, LLC, which is an entity of which we are a 60% owner.  We agreed to pay Home Federal an origination fee of $23,000 and to pay all of Home Federal’s costs associated with the amendment as provided by our credit agreement.

Revolving Line of Credit

The amount of our revolving line of credit is $20,000,000 which is available to us until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of our total indebtedness to our tangible net worth.  There is an annual fee for the line of credit of $25,000.  As of April 30, 2009, we had $16,800,000 outstanding on this line of credit and $3,200,000 available to be drawn, with an interest rate of 6%.

Expansion Loan

The original principal amount of our expansion loan was $30,000,000.  The expansion loan’s maturity date is August 1, 2017.  We started making payments on the expansion loan in October 2007 and it had a balance as of April 30, 2009 of approximately $26,428,000.  On July 21, 2008, we elected to secure a fixed interest rate on $10,000,000 of our outstanding balance on the expansion loan at a rate of 6.70%.  The fixed interest rate became effective on August 1, 2008.  The remaining portion of our expansion loan is subject to a variable interest rate.

Our variable interest rates are adjusted annually on March 1st.  However, due to current low interest rates, we anticipate paying interest on our variable rate loans at the minimum interest rate of 6%.

Covenants

Our credit agreements with Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  We recently executed an amendment to our credit agreements with Home Federal to address certain prior non-compliances with our loan covenants and to change the manner in which some of our loan covenants are calculated to avoid future non-compliances.  As of April 30, 2009, we were in compliance with all of our loan covenants with Home Federal.  We anticipate that we will be in compliance with our loan covenants for the remaining quarters of our 2009 fiscal year.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of April 30, 2009 was approximately $233,000.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  Based on our 2009 assessment, the total amount of these grants is expected to be approximately $6,000,000, which will be paid semi-annually over a 10-year period with the final payment being made in 2019.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the April 30, 2009 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the six months ended April 30, 2009 and 2008, the Company recorded combined realized and unrealized gains (losses) for derivatives from corn and natural gas of approximately $(497,000) and $8,690,000 respectively.  These gains (losses) are recorded in cost of goods sold.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates.  Specifically, we have approximately $33,779,000 outstanding in variable rate, long-term debt as of April 30, 2009.  However, our interest rates adjust on March 1st of each year and then remain the same for the rest of the year.  Therefore, we do not anticipate experiencing any interest rate changes until March 2010.  Further, we recently agreed to a 6% minimum interest rate on our variable interest rate debt which was effective starting on March 1, 2009.  We elected to secure a five year fixed interest rate of 6.7% for $10,000,000, which has a current balance of approximately $9,449,000, of our expansion loan which took effect on August 1, 2008.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

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

As of April 30, 2009, we had price protection in place for less than 1% of our anticipated corn needs for the next 12 months and none of our natural gas needs for the next 12 months.  We have decided to change our risk management strategy as a result of the significant volatility in the commodity markets that occurred during our 2008 fiscal year.  We experienced significant losses on our risk management activities which increased our cost of goods sold related to our risk management positions.  We anticipate that going forward we will not establish long positions for a significant amount of our corn and natural gas needs.  We anticipate that this may leave us vulnerable to increases in corn and natural gas prices.  However, we anticipate that this will allow us to more closely match the costs of our raw materials to the market price of our products.  We believe that the market price of ethanol and distiller’s grains track commodity prices generally, including corn and natural gas.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2009.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 4/30/2009	Approximate Adverse Change to Income
Natural Gas	3,163,000	MMBTU	10%	$1,118,000
Ethanol	114,706,000	Gallons	10%	$16,536,000
Corn	41,345,000	Bushels	10%	$15,936,000

Liability Risk

We participate in a captive reinsurance company (the “Captive”).  The Captive reinsures losses related to worker’s compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed in excess of the amount in the collateral fund.

ITEM 4T.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a)-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of October 31, 2008.

For the fiscal quarter ended April 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans which may result in our liquidation.  We recently executed an amendment of our credit facilities with our primary lender, Home Federal Savings Bank, in order to secure a waiver of certain past and projected non-compliances with the covenants included in our credit agreement.  Home Federal granted us a waiver of our distributions loan covenant violation as of October 31, 2008 and granted us a grace period for calculation of our tangible net worth covenant until April 30, 2009.  However, our lender has required changes to our loan covenants and additional conditions to our loans that we could violate.  We have also agreed not to make a distribution in 2009 in order to secure this waiver.  We may not be able to satisfy the new requirements our lender has imposed in our amended credit agreement. If we violate the terms of our loan, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans.  If we do not have the funds available to repay the loans or we cannot find another source of financing, we may have to liquidate or reorganize under Chapter 11 bankruptcy protection which could decrease or eliminate the value of our units.

We may not be able to raise sufficient capital to satisfy Home Federal’s requirements.  The purpose of our recently completed equity offering was to provide us with additional working capital and to satisfy the requirement of Home Federal that we raise an additional $5,000,000 in equity by November 1, 2009.  We were unable to raise the entire $5,000,000 in additional equity in our recently completed equity offering.  Therefore, we must continue to seek additional equity to satisfy this requirement prior to November 1, 2009.  Home Federal agreed to allow us to raise up to $2,500,000 in subordinated debt which would be counted towards this $5,000,000 requirement.  However, we have not yet secured any subordinated debt.  If we are unable to raise the entire $5,000,000, either through additional equity or subordinated debt prior to November 1, 2009, Home Federal may deem us in default of our amended credit agreement which could result in our liquidation or reorganization under Chapter 11 bankruptcy protection, both of which could decrease or eliminate the value of our units.

Declines in the price of ethanol or distiller’s grain would significantly reduce our revenues. The sales prices of ethanol and distiller’s grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products.  Recently, the price of ethanol and distiller’s grains have trended downward as the prices of corn and gasoline have fallen.  We are dependant on a favorable spread between the price we receive for our ethanol and distiller’s grains and the price we pay for corn and natural gas.  Any continued lowering of ethanol and distiller’s grains prices, especially if it is associated with increases in corn and natural gas prices, may reduce our revenues and affect our ability to operate profitably.  Our inability to operate the ethanol plant profitably may reduce or eliminate the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall”, which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Previously reported.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual members meeting on Thursday, March 12, 2009, for the purpose of electing two directors to our board of directors.  We had two nominees for the two vacant director positions.  Votes were solicited in person and by proxy.

Election of Directors

The following persons were nominated and elected to serve on our board of directors until the 2012 annual members meeting and until their successors are duly elected and qualified:

	Votes For	Withheld/Abstain
Jim Boeding (incumbent)	8,359,555	165,000
Duane Lynch (incumbent)	8,473,555	51,000

Incumbents Jim Boeding and Duane Lynch were reelected to the board of directors for three year terms.  The other directors whose terms of office continued after the meeting were Jerry Calease, Marion Cagley, Dave Sovereign, Ron Pumphrey, Stan Laures, Steve Sukup, Steve Core, Steve Eastman, Leslie Hansen, and Bernard Retterath.

After our annual member meeting, Mr. Steve Retterath removed Bernard Retterath and Steve Eastman from our board of directors.  Steve Retterath has the power to appoint two members of our board of directors, individually, and through his ownership of Pompano Beach Holdings, LLC, pursuant to the terms of our operating agreement.  Steve Retterath appointed himself and Matt Sollars to replace Bernard Retterath and Steve Eastman.  Shortly thereafter, on May 18, 2009, Steve Retterath removed Mr. Sollars and appointed Chris Schwarck to replace him.

For the past five years, Chris Schwarck has been engaged in a farming and livestock operation located in the Iowa counties of Mitchell, Hardin and Cerro Gordo and the counties of Potter and Walworth in South Dakota.  He has also been in the insurance business for more than 30 years.  Mr. Schwarck will serve indefinitely as a director on our Board of Directors at the pleasure of Pompano Beach Holdings, LLC, so long as it continues to own one million or more of our Class A units.  Mr. Schwarck also serves as a director of Absolute Energy, LLC, Big River Resources, LLC, and Global Carbon Solutions, LLC.

Steve Retterath has been retired since 2002 from a long career in the industrial crane rental business.  Prior to his retirement, he was the principal owner and President of General Crane, Inc., an industrial crane rental business headquartered in Pompano Beach, Florida.  Steve Retterath will serve indefinitely on our board of directors at his own pleasure, so long as he continues to own one million or more of our Class A units.  Mr. Retterath also sits on the board of directors of Absolute Energy, LLC and Homeland Energy Solutions, LLC, a publicly reporting company.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                  The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
10.1	Second Amendment to the Credit Agreement between the registrant and Home Federal Savings Bank dated May 21, 2009.	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 12, 2009	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 12, 2009	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer