Form 10-Q
period 2009-07-31
GOLDEN GRAIN ENERGY
filed 2009-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2009

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

As of September 14, 2009, there were 27,840,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

	July 31, 2009	October 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and equivalents	$41,331	$—
Accounts receivable	6,053,589	3,647,003
Other receivables	606,833	726,483
Due from broker	937,428	4,685,735
Inventory	4,206,252	4,585,653
Prepaid expenses and other	953,637	619,384
Total current assets	12,799,070	14,264,258

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	24,866,370
Grain handling equipment	13,029,583	13,029,583
Office equipment	322,949	280,193
Plant and process equipment	66,671,621	61,082,072
Construction in progress	578,372	6,720,219
	117,231,228	117,240,770
Less accumulated depreciation	27,628,895	20,981,775
Net property and equipment	89,602,333	96,258,995

Other Assets
Investments	12,093,737	11,946,497
Grant receivable, net of current portion	3,905,501	4,103,261
Debt issuance costs, net of accumulated amortization (2009 $98,512; 2008 $72,435)	278,152	304,229
Total other assets	16,277,390	16,353,987

Total Assets	$118,678,793	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

	July 31, 2009	October 31, 2008
	(Unaudited)	(Audited)

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Outstanding checks in excess of bank balance	$—	$871,632
Current portion long-term debt	3,859,330	2,447,079
Accounts payable	3,730,122	4,646,728
Accrued expenses	1,006,863	3,605,085
Derivative instruments	418,994	3,506,617
Deferred revenue	382,186	369,651
Total current liabilities	9,397,495	15,446,792

Long-term Liabilities
Deferred compensation	116,924	180,372
Long-term debt, net of current maturities	34,019,799	34,235,095
Deferred revenue, net of current portion	3,494,455	3,733,378
Total long-term liabilities	37,631,178	38,148,845

Non-Controlling Interest	—	600,000

Commitments and Contingencies

Members’ Equity (28,760,000 and 24,460,000 units issed and outstanding in 2009 and 2008 respectively)	71,650,120	72,681,603

Total Liabilities and Members’ Equity	$118,678,793	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Revenues	$52,988,884	$74,595,223	$146,615,127	$211,990,185

Cost of Goods Sold	48,725,134	71,424,264	146,952,010	178,243,454

Gross Profit (Loss)	4,263,750	3,170,959	(336,883)	33,746,731

Operating Expenses	257,451	575,521	1,185,701	1,967,818

Impairment Loss	2,400,000	—	2,400,000	—

Operating Income (Loss)	1,606,299	2,595,438	(3,922,584)	31,778,913

Other Income (Expense)
Interest income	574	10,015	8,117	62,004
Interest expense	(845,976)	(522,214)	(1,960,768)	(1,873,092)
Equity in net income (loss) of investments	159,958	501,841	(8,104)	611,126
Total	(685,444)	(10,358)	(1,960,755)	(1,199,962)

Net Income (Loss) before non-controlling interest	920,855	2,585,080	(5,883,339)	30,578,951

Non-controlling interest	600,000	—	600,000	—

Net Income (Loss)	$1,520,855	$2,585,080	$(5,283,339)	$30,578,951

Basic & diluted net income (loss) per unit	$0.05	$0.11	$(0.21)	$1.25

Weighted average units outstanding for the calculation of basic & diluted net income per unit	27,983,750	24,460,000	25,727,694	24,460,000

Distributions Per Unit	$—	$0.40	$—	$0.65

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2009	July 31, 2008

Cash Flows from Operating Activities
Net income (loss)	$(5,283,339)	$30,578,951
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,673,196	5,910,895
Unrealized loss (gain) on risk management activities	(3,087,623)	2,537,244
Gain on sale of fixed assets	—	(37,669)
Impairment of fixed assets	2,400,000	—
Non-controlling interest	(600,000)	—
Amortization of deferred revenue	(226,388)	(134,431)
Accretion of interest on grant receivable	(180,203)	(97,291)
Undistributed losses (earnings) from investments	8,104	(611,126)
Deferred compensation expense (benefit)	(2,361)	72,837
Change in assets and liabilities
Accounts receivable	(2,406,586)	(12,633,424)
Inventory	379,401	(3,820,561)
Due from broker	3,748,307	(3,576,449)
Prepaid expenses and other	(214,603)	(495,072)
Accounts payable	(916,606)	882,466
Accrued expenses	(2,598,222)	119,302
Deferred compensation payable	(61,087)	—
Net cash provided by (used in) operating activities	(2,368,010)	18,695,672

Cash Flows from Investing Activities
Capital expenditures	(2,390,457)	(5,946,281)
Proceeds from sale of equipment	—	111,501
Decrease (Increase) in restricted cash	—	2,036,539
Purchase of investments	(155,344)	(16,645)
Increase in cash held for construction	—	(3,000,000)
Net cash (used in) investing activities	(2,545,801)	(6,814,886)

Cash Flows from Financing Activities
Increase (Decrease) in outstanding checks in excess of bank balance	(871,632)	—
Payments for long-term debt	(1,403,045)	2,456,993
Proceeds from long-term debt	2,600,000	—
Contributions from members	4,300,000	—
Distribution to members	—	(15,899,000)
Payments received on grant receivable	377,963	707,100
Payments for offering costs	(48,144)	—
Contribution by non-controlling interest	—	600,000
Net cash provided by (used in) in financing activities	4,955,142	(12,134,907)

Net Increase (Decrease) in Cash and Equivalents	41,331	(254,121)

Cash and Equivalents — Beginning of Period	—	1,832,115

Cash and Equivalents — End of Period	$41,331	$1,577,994

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2009	July 31, 2008

Supplemental Cash Flow Information

Interest paid net of capitalized interest (2009 $90,727; 2008 $0)	$1,874,379	$1,929,023

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$—	$613,527

Deferred revenue received through grant receivable	—	2,090,416

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Changes in Members’ Equity

For the nine months ended July 31, 2009

Balance - October 31, 2008	$72,681,603
Proceeds from the sale of 4,300,000 callable membership units, net of offering costs of $48,144	4,251,856

Net (loss)	(5,283,339)

Balance - July 31, 2009	$71,650,120

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

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol and distillers grains with solubles primarily in the continental United States.   The Company was a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa. Due to management’s uncertainty regarding the project’s feasibility an impairment loss of $2,400,000 was taken during the three months ended July 31, 2009 which eliminates all net assets of COBS.  In addition, the non-controlling interest of $600,000 was written off during the three months ended July 31, 2009.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Golden Grain Energy and its now dormant majority owned subsidiary COBS, collectively, the Company.  All significant intercompany account balances and transactions have been eliminated.

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

The fiscal year of Renewable Products Marketing Group, LLC (RPMG) ends on September 30 and the fiscal years of Guardian Eagle, LLC, Absolute Energy, LLC and Homeland Energy Solutions, LLC ends on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on June 30, 2009.

Revenue Recognition

Revenue from the sale of the Company’s products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Grants receivable and deferred revenue

Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies.  The amendment to the grant was approved in May 2008.  These grants were recorded at their net present value using a discount rate of 6%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  As of July 31, 2009 the grant receivable was approximately $4,320,000 and the corresponding deferred revenue was approximately $3,877,000.

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

probable and the costs can be reasonably estimated.  No expense has been recorded as of July 31, 2009 or October 31, 2008 for environmental liabilities.

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy.  The recent bankruptcy filings by several of the industry’s major producers has resulted in great economic uncertainty about the viability of ethanol.  The ethanol boom of recent years has spurred overcapacity in the industry and is currently nearing the RFS mandates.  The average national ethanol spot market price has plunged over 40% since it peaked during July 2008 and continues to remain volatile.  The drop in crude oil prices from a record $150 a barrel during the summer of 2008 to around $60 a barrel currently has resulted in the price of reformulated gasoline blendstock for oxygen blending (RBOB) dropping considerably with a low of below $1 a gallon in December 2008.  With ethanol spot prices close to RBOB prices the economic incentives for blenders to continue using ethanol has become less advantageous.  This could result in significant reduction in the demand for ethanol.  Although margins over the last few months have been positive, the Company will continue to evaluate margins on a regular basis and may reduce capacity or shut down the plant depending on the economic conditions at the time.

Recently Issued Accounting Standards

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for the Company beginning May 1, 2009.  We adopted this pronouncement in the third quarter of fiscal 2009 and the adoption of this pronouncement did not have a material impact on our financial position and results of operations.

During the third quarter of 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Company’s Consolidated Financial Statements as the Company already followed a similar approach prior to the adoption of this standard (see Note 10).

Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the year ending October 31, 2009. The Company does not believe the adoption of SFAS 168 will have a material impact on the Company’s Consolidated Financial Statements.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

2.              INVENTORY

Inventory consisted of the following as of July 31, 2009 and October 31, 2008:

	July 31, 2009	October 31, 2008
Raw Materials	$2,566,112	$3,259,588
Work in Process	1,048,505	1,219,490
Finished Goods	591,635	106,575
Totals	$4,206,252	$4,585,653

Included in inventory is a lower of cost or market adjustment of approximately none and $389,000 as of July 31, 2009 and October 31, 2008, respectively.

3.              BANK FINANCING

As of July 31, 2009 the Company had the following amounts outstanding under a credit agreement with a bank that expires in August 2017.

	July 31, 2009	October 31, 2008
Line of credit agreement for $20,000,000 requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a 6% floor effective March 1, 2009.	$11,200,000	$8,600,000

Fixed rate term loan requiring monthly interest payment at 6.7% in addition to principal payments starting in June 2010 of approximately $105,000.	9,378,126	9,865,109

Variable rate term loan requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a floor of 6% in addition to principal payments starting in June 2010 of approximately $190,000.	16,829,467	17,775,489

Other notes payable	471,536	441,576
	37,879,129	36,682,174
Less amounts due within one year (a)	3,859,330	2,447,079
Total	$34,019,799	$34,235,095

The credit agreement with the bank is secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.

On May 21, 2009, we executed the Second Amendment to our Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota.  Among other things, the amendment changed the manner in which certain covenants are calculated, implemented a minimum interest rate of 6% on all of our variable interest rate debt, formalized a previous waiver of certain non-compliances with our loan covenants from October 31, 2008 and January 31, 2009 and granted us a deferral of principal payments on our term loan from June 1, 2009 until May 1, 2010.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The estimated maturities of long-term debt taking the effects of the amendment noted above for the period ending July 31, 2009 are as follows:

2010 (a)	$3,859,330
2011	2,998,451
2012	3,186,485
2013	3,393,273
2014	3,608,838
Thereafter	20,832,752
Total	$37,879,129

(a)          Amounts are reflective of anticipated principal payments to be made over the next 12 months taking into account the subsequent event investment as disclosed in Note 10.

4.              MEMBERS’ EQUITY

The Company sold 2,747,500 and 1,552,500 of Class A units during April 2009 and June 2009, respectively, for a purchase price of $1.00 per unit.  The units have a call feature that allows the Company to repurchase the units after a minimum one year period for $1.00 per unit plus an accrued dividend at 18%.  Total number of Class A and B units outstanding as of July 31, 2009 was 27,840,000, of which 4,300,000 have a call feature, and 920,000 respectively.

5.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the three and nine months ended July 31, 2009 totaled approximately $11,181,000 and $47,605,000, respectively. During the three and nine months ended July 31, 2008 totaled approximately $23,115,000 and $62,330,000, respectively.

As of July 31, 2009, the Company has approximately $263,000 in payables to members of the Board of Directors who also own or manage elevators.

6.              EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds has a five year vesting schedule.  During the three and nine month period ended July 31, 2009 and 2008 the Company recorded compensation expense related to this plan of approximately $20,000 and $25,000, respectively.  At July 31, 2009 and October 31, 2008, the Company had a liability of approximately $117,000 and $180,000 outstanding as deferred compensation and has approximately $156,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 4 years. The amount to be recognized in future years as compensation expense is based on the fair value of the Company’s membership units as of July 31, 2009.  Fair value is determined by recent trading activity of the Company’s membership units. The Company had approximately 77,000 unvested equivalent phantom units outstanding under this plan as of July 31, 2009.

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

Approximate sales and marketing fees related to the agreements in place at are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	July 31, 2009		July 31, 2008
Sales ethanol & corn oil	$44,618,000	120,711,000	$63,089,000	178,356,000
Sales distiller grains	8,702,000	26,812,000	10,497,000	27,126,000

Marketing fees ethanol	128,000	361,000	104,000	363,000
Marketing fees distiller grains	204,000	547,000	211,000	511,000

		July 31, 2009		October 31, 2008
Amount due from ethanol marketer		5,282,000		3,268,000
Amount due from distiller marketer		778,000		360,000

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the three and nine months ending July 31, 2009:

		Income Statement Classification	Realized Gain (Loss)		Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
•	Commodity Contracts for the three month period fiscal 2009	Cost of Goods Sold		$1,206,000	275,000	1,481,000
•	Commodity Contracts for the nine month period fiscal 2009	Cost of Goods Sold		$1,163,000	(179,000)	984,000
•	Commodity Contracts for the three month period fiscal 2008	Cost of Goods Sold	$			145,944
•	Commodity Contracts for the nine month period fiscal 2008	Cost of Goods Sold	$			8,836,170

			July 31, 2009			October 31, 2008
Exchange traded futures contracts through December 2009		Current Assets (Liabilities)		$(419,000)		(3,507,000)

Lower of cost or market adjustment on forward contracts deemed “normal purchases” under FASB 133		Cost of Goods Sold		$—		(2,611,000)

At July 31, 2009, the Company had outstanding commitments for purchases:

	Commitments Through	Quantity	Amount
Corn (a)	September 2009	3,363,000	$11,412,000
Natural Gas	September 2009	306,000	$1,063,000

(a) Approximately 1,956,000 bushels and $6,621,000 is with related parties.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis as of July 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$419,000	$419,000	—	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

10.       SUBSEQUENT EVENT

Management of the Company has evaluated the period after the balance sheet date up through September 14, 2009, which is the date that the financial statements were issued, and determined that there were the following subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

During September 2009, the Company agreed to make up to a $1,500,000 investment in Guardian Energy, LLC, a 100 million gallon ethanol plant near Janesville, MN.  This investment will give the Company approximately a 10% ownership interest in the facility which is anticipated to start production in late 2009.  In order to make this investment, the Company agreed to repay to its lender principal payments that have been deferred since June 2009 and to resume making principal payments upon making the investment.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distiller’s grains at the plant.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.  We have capacity to produce approximately 110 million gallons of ethanol per year.

On June 20, 2008, Corn Oil Bio-Solutions, LLC (COBS) was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State.  The purpose of COBS was to develop a biodiesel refinery utilizing corn oil as the feedstock to produce biodiesel.  Prior to July 31, 2009, we had a 60% ownership interest in COBS.  However, due to uncertainty regarding the future of COBS and the project’s feasibility, an impairment loss of $2,400,000 has been taken which eliminates all net assets of COBS and includes the $600,000 related to the non-controlling interest in assets.

Our revenue is derived primarily from the sale and distribution of our ethanol, distiller’s grains and corn oil.  We recently completed installation of equipment which allows us to extract corn oil from the distiller’s grains we produce.  The total cost of this equipment was approximately $3,700,000 and it was completed in February 2009.  The corn oil extraction adds a new revenue source for our operations.

We market and sell our products primarily in the continental United States using third party marketers.  On February 2, 2009, we entered into an agreement with Renewable Products Marketing Group, LLC (“RPMG”) to market all of the corn oil we produce except for corn oil we market directly to certain customers we identified prior to engaging RPMG.  RPMG is the same entity that markets all of our ethanol.  Our distiller’s grains are marketed by Hawkeye Gold, LLC.

We recently completed a private equity offering.  The units we offered in the private equity offering were not registered with the Securities and Exchange Commission and were offered pursuant to claimed exemptions from registration.  We offered the units only to a limited number of accredited sophisticated investors in order to comply with applicable SEC regulations.  As of July 31, 2009, we sold 4,300,000 Class A callable units pursuant to this offering in exchange for $4,300,000 in additional equity.

At the beginning of September 2009, our board approved making an investment of up to $1.5 million in Guardian Energy, LLC.  Guardian Energy, LLC is an entity that was formed to purchase a 100 million gallon per year ethanol plant located in Janesville, Minnesota.  The company that formerly owned the Janesville ethanol plant is in bankruptcy.  Our investment will give us an approximately 10% ownership interest in Guardian Energy, LLC.  Our primary lender, Home Federal Savings Bank, has consented to this investment subject to certain conditions.  In order to make this investment, we agreed to repay the principal payments on our expansion term loan which were deferred for a one year period as of June 1, 2009 in our previous credit agreement amendment with Home Federal.  We also agreed to recommence making principal payments on our term loan with Home Federal.  In addition, we agreed to limit our investment in Guardian Energy, LLC to $1.5 million.  A portion of our capital contribution in Guardian Energy, LLC will be made using an approximately $440,000 distribution paid from RPMG Holdings, LLC, of which we are currently a member.  Several members of RPMG Holdings, LLC will be investors in Guardian Energy, LLC.

We expect to fund our operations during the next 12 months using cash flow from our continuing operations and our current credit facilities.

Results of Operations for the Three Months Ended July 31, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2009 and 2008:

	Three Months Ended July 31, 2009 (Unaudited)		Three Months Ended July 31, 2008 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$52,988,884	100.0	$74,595,223	100.0

Cost of Goods Sold	$48,725,134	92.0	$71,424,264	95.7

Gross Profit	$4,263,750	8.0	$3,170,959	4.3

Operating Expenses	$257,451	0.5	$575,521	0.8

Impairment Loss	$2,400,000	4.5	$—	0.0

Operating Income	$1,606,299	3.0	$2,595,438	3.5

Other Income (Expense)	$(685,444)	(1.3)	$(10,358)	(0.0)

Net Income before non-controlling interest	$920,855	1.7	$2,585,080	3.5

Non-controlling interest	$600,000	1.1	$—	0.0

Net Income	$1,520,855	2.9	$2,585,080	3.5

Revenues.  Our total revenues were significantly lower for the three month period ended July 31, 2009 compared to the same period of 2008, primarily as a result of significantly decreased ethanol and distiller’s grains prices.  For the three month period ended July 31, 2009, ethanol sales comprised approximately 83.6% of our revenues, distiller’s grains sales comprised approximately 16.4% percent of our revenues and corn oil sales had a limited impact on the period revenues.  We are continuing to work on our corn oil extraction equipment to address operational and reliability issues related to the newly installed equipment and anticipate that it will comprise approximately 1% of revenues in the future.  For the three month period ended July 31, 2008, ethanol sales comprised approximately 84.5% of our revenues and distiller’s grains sales comprised approximately 15.5% of our revenues.  We did not have any corn oil sales during our 2008 fiscal year.  Distiller’s grains sales represented a larger proportion of our revenues during the three month period ended July 31, 2009 compared to the same period of 2008 as a result of lower ethanol prices we received during 2009 compared to 2008.

The average price we received for our ethanol was approximately 35% lower for the three month period ended July 31, 2009 compared to the same period of 2008.  We attribute this decrease in the market price of ethanol with a general decrease in the price of commodities since early July 2008.  Commodity prices increased significantly during the early part of 2008, including energy and corn prices.  This led to a significant increase in the average price that we received for our ethanol and distiller’s grains.  However, commodity prices peaked in late June and early July 2008 and dropped sharply thereafter as a result of the global economic slowdown that started in the middle of 2008.  The global economic slowdown resulted in decreased energy demand which had a negative impact on ethanol prices.  While demand for ethanol has improved as the economy begins to show some positive signs, the average price of ethanol that we experienced during the three month period ended July 31, 2009 was much lower than the comparable period of 2008.

We experienced an approximately 9% increase in the total gallons of ethanol that we sold during the three month period ended July 31, 2009 compared to the same period of 2008.  We experienced increased ethanol production due to the ethanol plant operating exceptionally well during the third quarter of 2009.  In addition, ethanol sales were down during the three month period ended July 31, 2008 as a result of certain ethanol that failed to meet specifications and an emergency shutdown that occurred during that time period in 2008.  The increase in ethanol production for the three month period ended July 31, 2009 partially offset the decrease in revenue we experienced as a result of lower ethanol prices for the three month period ended July 31, 2009 compared to the same period of 2008.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices.  These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year.  Management believes that there is currently a surplus of ethanol production capacity in the United States.  We believe this has resulted in several ethanol producers decreasing ethanol and distiller’s grains production or halting operations altogether.  These ethanol producers decreasing or ceasing production has an effect on the supply of ethanol in the market which can positively impact the price of ethanol.  However, much of this idled ethanol capacity could come back online within a reasonably short period of time which could negatively impact ethanol prices.  We anticipate that the ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and retain profitability in the ethanol industry.

Further, a debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2009 or 2010.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have continued to be a contentious issue.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.

The average price we received for our dried distiller’s grains decreased by approximately 24% during the three month period ended July 31, 2009 compared to the same period of 2008.  In addition, we experienced an increase in the average price we received for our modified/wet distiller’s grains of approximately 7% for the three month period ended July 31, 2009 compared to the same period of 2008.  Management attributes this overall decrease in the price of distiller’s grains with decreased corn and soybean meal prices during 2009 compared to 2008.  Distiller’s grains are commonly used for animal feed as a substitute for corn and soybean meal.  We believe that decreases in the price of corn and soybean meal, such as those we experienced since the last half of 2008, negatively impact distiller’s grains prices.  However, we believe that many ethanol producers have decreased production of ethanol or ceased operating altogether.  We believe this has decreased the overall supply of distiller’s grains in the market.  We believe that decreased distiller’s grains production by the ethanol industry generally has had a positive impact on the price of distiller’s grains.  We anticipate that the market price of distiller’s grains will continue to be volatile as a result of changes in the price of corn and competing animal feed products such as soybean meal as well as volatility in distiller’s grains supplies related to changes in ethanol production.

We experienced a decrease of approximately 6% in the total tons of distiller’s grains we sold during the three month period ended July 31, 2009 compared to the same three month period of 2008.  This decrease in distiller’s grains sales was despite the fact that we increased ethanol production for the three month period ended July 31, 2009 compared to the same period of 2008.  We attribute this decrease in distiller’s grains sales with our sale of corn oil separately from our distiller’s grains which decreases the total tons of distiller’s grains we sell.

Corn oil represents a new revenue source for us and as such we did not have any corn oil sales during the three month period ended July 31, 2008 that we can compare to the current year.  We do not believe that separating the corn oil from our distiller’s grains will result in decreased revenue from our distiller’s grains sales on a per ton basis, however, it does decrease the total tons of distiller’s grains that we sell.  As we only recently completed installation of our corn oil separation equipment, we are continuing to fine tune the operation of this equipment and find ways to operate this equipment more efficiently.

Cost of Goods Sold.  Our cost of goods sold from the production of ethanol and distiller’s grains is primarily made up of corn and energy expenses (natural gas and electricity).  During the three month period ended July 31, 2009, our cost of goods sold decreased significantly compared to the same period of 2008.  We attribute this to decreases we experienced in our corn and natural gas costs.  The decrease in our cost of goods sold was larger than the decrease in revenue that we experienced for the three month period ended July 31, 2009 compared to 2008.  This resulted in a larger gross profit for the three month period ended July 31, 2009 compared to the same period of 2008.

We experienced a decrease in our average cost per bushel of corn for the three month period ended July 31, 2009 of approximately 32% compared to the same period of 2008.  We experienced historically high corn prices during the first half of 2008 followed by a significant price drop starting in July 2008.  We believe that the worldwide economic slowdown has negatively impacted commodity prices, including corn prices.  Further, recent crop surveys indicate that the corn crop that will be harvested in the fall of 2009 may be the second largest corn crop on record.  This has positively impacted recent spot corn prices.  However, corn sellers in the market have been more reluctant to sell at the current prices which has to some extent prevented us from realizing some of the cost of goods sold reductions related to current low spot corn prices.  As a result of our increased ethanol production, our corn consumption increased by approximately 5% for the three month period ended July 31, 2009 compared to the same period of 2008.

We anticipate that corn prices will continue to be volatile in the near future as we move into harvest time.  We anticipate that corn prices will react to the actual amount of corn that is harvested in the fall of 2009 and may increase should we experience unfavorable weather conditions at the end of the 2009 crop season that negatively impacts the harvest.  However, we anticipate that the poor conditions associated with the global economic slowdown may reduce demand for corn and may lead to larger than expected ending stocks of corn.  We anticipate that this could reduce corn prices during the upcoming winter months.

For the three month period ended July 31, 2009, we experienced a decrease of approximately 68% in our average natural gas price compared to the same period of 2008.  We attribute this significant decrease in natural gas prices with decreased energy prices generally, as well as increased natural gas production in the United States.  We expect natural gas prices to remain low in the near term as we continue to endure the worldwide economic slowdown and the resulting decreased energy demand.  However, we anticipate that natural gas prices could increase rapidly if we experience significant hurricane activity in the Gulf Coast region of the United States that leads to significant natural gas production decreases.  These natural gas production decreases resulting from hurricane activity are difficult to predict and can have a significant and negative impact on natural gas prices in a very short period of time.  Our natural gas consumption increased by approximately 6% for the three month period ended July 31, 2009 compared to the same period of 2008.  We attribute this increase in natural gas consumption with increased ethanol production during the three month period ended July 31, 2009 compared to the same period of 2008.

We experienced an approximately $1,481,000 combined realized and unrealized gain for the three month period ending July 31, 2009 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses.  We experienced a significant decrease in our operating expenses for the three month period ended July 31, 2009 compared to the same period of 2008 as a result of decreased personnel, accounting and insurance costs during the 2009 period compared to the 2008 period.  We attribute these decreases in part to cost savings we have encountered as a result of the management services agreement we executed with Homeland Energy Solutions, LLC in late 2008.    In addition, an impairment loss of $2,400,000 has been taken which eliminates the net assets of COBS and includes $600,000 related to the non-controlling interest in the asset because we are uncertain about the project’s feasibility due to changes in the biodiesel production environment and credit availability.

Other Income (Expense).  Our other expense for the three month period ended July 31, 2009 was comparable to the other expense we experienced in the comparable period of 2008.  We experienced a larger interest expense during the three month period ended July 31, 2009 compared to the same period of 2008 as a result of increased borrowing on our revolving line of credit.  We also experienced decreased interest income for the three month period ended July 31, 2009 compared to the same period of 2008 as a result of having less cash on hand and lower interest rates during the 2009 period.

Results of Operations for the Nine Months Ended July 31, 2009 and 2008

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine month period ended July 31, 2009 and 2008:

	Nine Months Ended July 31, 2009 (Unaudited)		Nine Months Ended July 31, 2008 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$146,615,127	100.00	$211,990,185	100.0

Cost of Goods Sold	$146,952,010	100.2	$178,243,454	84.1

Gross Profit (Loss)	$(336,883)	(0.2)	$33,746,731	15.9

Operating Expenses	$1,185,701	0.8	$1,967,818	0.9

Impairment Loss	$2,400,000	1.6	$—	0.0

Operating Income (Loss)	$(3,922,584)	(2.7)	$31,778,913	15.0

Other Income (Expense)	$(1,960,755)	(1.3)	$(1,199,962)	(0.6)

Net Income (Loss) before non-controlling interest	$(5,833,339)	(4.0)	$30,578,951	14.4

Non-controlling interest	$600,000	0.4	$—	0.0

Net Income (Loss)	$(5,283,339)	(3.6)	$30,578,951	14.4

Revenues.  We experienced a significant decrease in revenue for the nine month period ended July 31, 2009 compared to the same period of 2008.  We attribute this decrease in revenue with decreased ethanol and distiller’s grains prices along with decreased ethanol and distiller’s grains production in the first nine months of 2009 compared to the same period of 2008.  In the nine month period ended July 31, 2009, ethanol sales comprised approximately 81.6% of our revenues, distiller’s grains sales comprised approximately 17.9% percent of our revenues and corn oil sales comprised approximately 0.5% of our revenues.  For the nine month period ended July 31, 2008, ethanol sales comprised approximately 89.7% of our revenue and distiller’s grains sales comprised approximately 10.3% of our revenue.  We had not yet started marketing corn oil during our 2008 fiscal year.

The average ethanol sales price we received for the nine month period ended July 31, 2009 was approximately 31% lower than our average ethanol sales price for the comparable nine month period of 2008.  We attribute this decrease to a general decrease in commodity prices associated with the economic downturn.  Additionally, the total gallons of ethanol sold during the nine month period ended July 31, 2009 decreased by approximately 3% compared to the same period of 2008.  We decreased production during January 2009 as a result of unfavorable conditions in the ethanol market.  We used the time when we reduced production at the ethanol plant to perform maintenance and cleaning activities.

The average price we received for our distiller’s grains decreased during the nine months ended July 31, 2009 compared to the same period of 2008.  The average price we received for our dried distiller’s grains decreased by approximately 11% for the nine month period ended July 31, 2009 compared to the same period of 2008.  In addition, the average price we received for our modified/wet distiller’s grains decreased by approximately 12% for the nine month period ended July 31, 2009 compared to the same period of 2008.  We attribute these decreases to falling corn and soybean meal prices which we believe negatively impacts distiller’s grains prices.

For the nine month period ended July 31, 2009, we sold approximately 12% fewer tons of dried distiller’s grains and approximately 15% fewer tons of modified/wet distiller’s grains compared to the same period of 2008.  We attribute this decrease in distiller’s grains sales with decreased production during January 2009 as well as decreased distiller’s grains production as a result of our corn oil extraction which reduced the total tons of distiller’s grains produced during the nine month period ended July 31, 2009 compared to the same period of 2008.

Cost of Goods Sold.  The decrease in cost of goods sold during the first nine months of our 2009 fiscal year compared to the same period of 2008 was primarily a result of decreased natural gas and corn prices and consumption.  Our average corn cost per bushel was approximately 18% lower for the nine month period ended July 31, 2009 compared to the same period of 2008.  We also consumed approximately 4% fewer bushels of corn during the nine month period ended July 31, 2009 compared to the same period of 2008.  We attribute this decrease in corn consumption with decreased production in the first nine months of our 2009 fiscal year compared to the same period of 2008.

In addition to our decreased corn costs, we experienced a significant decrease in natural gas costs per MMBTU.  Our natural gas cost per MMBTU was approximately 40% lower for the nine month period ended July 31, 2009 compared to the same period of 2008.  We attribute this decrease to decreased energy prices generally.  In addition, due to our decreased production, we consumed approximately 2% less natural gas for the first nine months of our 2009 fiscal year compared to the first nine months of our 2008 fiscal year.

Operating Expenses.  We experienced a decrease in operating expenses for the nine month period ended July 31, 2009 compared to the same period of 2008.  We attribute this decrease in operating expenses with decreased taxes, accounting and insurance costs for the nine month period ended July 31, 2009 compared to the same period of 2008.  A portion of these decreases can be attributed to the management services agreement with Homeland Energy Solutions, LLC.

Other Income (Expense).  Our other expense for the nine month period ended July 31, 2009 was larger than the other expense we experienced in the comparable period of 2008.  This was primarily the result of larger interest expense during the nine month period ended July 31, 2009 compared to the same period of 2008 as a result of increased borrowing on our revolving line of credit.  In addition, we experienced a loss on the equity in the net income of our investments for the nine month period ended July 31, 2009 compared to experiencing a gain for the same period of 2008.  We also experienced decreased interest income for the nine month period ended July 31, 2009 compared to the same period of 2008 as a result of having less cash on hand and lower interest rates during the 2009 period.

Changes in Financial Condition for the Nine Months Ended July 31, 2009

Our total current assets were lower on July 31, 2009 compared to October 31, 2008.  The primary reason for the decrease in our current assets was an approximately $3.8 million decrease in the amount we had due from our commodities broker on July 31, 2009 compared to October 31, 2008.  We had a significant amount of funds that were being held in our margin account with our commodities broker on October 31, 2008 which were required to offset unrealized losses we experienced on our risk management positions at October 31, 2008.  Subsequent to the end of our 2008 fiscal year, we changed our risk management strategy in order to take fewer long positions on our raw material derivative instruments which along with less unrealized losses on our risk management resulted in us being required to maintain less cash in our margin account with our commodities broker.  This significant decrease in the amount we had due from our commodities broker was partially offset by an increase in the amount of our accounts receivable.  As of July 31, 2009, the value of our accounts receivable was approximately $2.4 million higher than at October 31, 2008.  We attribute this increase in our accounts receivable to the fact that at the end of October 2008 we were just completing a scheduled shutdown of the ethanol plant and therefore, had reduced production at that time.  Since we were producing less ethanol and distiller’s grains, the amount of receivables that we were generating was lower.  The value of our inventory was also lower at July 31, 2009 compared to October 31, 2008 as a result of decreased corn prices.  We experienced an increase in the value of our finished goods inventory at July 31, 2009 as a result of an increase in the market price of ethanol compared to October 31, 2008 as well as the fact that we had a scheduled shut down at the end of October 2008 which reduced our ethanol and distiller’s grains production.  We experienced an increase in the value of our prepaid expenses at July 31, 2009 compared to October 31, 2008, primarily as a result of an insurance payment we made in November 2008 which satisfies our insurance premiums for the entire year.

We experienced a slight increase in the value of our property and equipment at July 31, 2009 compared to October 31, 2008, offset by a larger decrease related to accumulated depreciation as well as a reduction due to the impairment of the COBS assets of $2,400,000.  We experienced an increase in our plant and process equipment at July 31, 2009 compared to October 31, 2008 related to our installation of the corn oil extraction equipment which became operational during our second fiscal quarter of 2009 as well the completion of certain process improvement and efficiency projects.  We have approximately $578,000 in ongoing construction in progress related to our slurry pump upgrade project and ongoing rail improvements.

We experienced a slight increase in the value of our investments at July 31, 2009 compared to October 31, 2008, primarily as a result of increases in the value of our captive insurance investment, along with changes in the value of our investments in Absolute Energy, Homeland Energy Solutions and RPMG.  The value of our grant receivable was lower at July 31, 2009 compared to October 31, 2008 as a result of periodic payments pursuant to the Cerro Gordo County grant which were received during our first fiscal quarter of 2009.

Our current liabilities as of July 31, 2009 were significantly lower than at October 31, 2008.  We had no amount of checks that were outstanding in excess of our bank account balance as of July 31, 2009 compared to October 31, 2008 as a result of the fact that we generated more cash from our operations around the end of our third fiscal quarter compared to the end of our previous fiscal year which provided more cash from our operations.  Any amount which is drawn on a check in excess of our bank balance is paid from our revolving line of credit.  The current portion of our long-term debt was higher at July 31, 2009 compared to October 31, 2008.  In our previous credit agreement amendment with Home Federal, principal payments on our expansion term loan were deferred for a one year period starting with our June 2009 payment.  Therefore, we did not make any monthly principal payments on our expansion term loan for June through September 2009.  However, after July 31, 2009, we agreed to repay these deferred principal payments and to resume making our ordinary principal payments on our expansion term loan in order to make the investment in Guardian Energy, LLC.  The current portion of long-term debt on our balance sheet was increased to include the amount of these previously deferred principal payments.  The value of our accounts payable was lower at July 31, 2009 compared to October 31, 2008 primarily as a result of lower natural gas prices at July 31, 2009 compared to October 31, 2008.  We experienced a significant decrease in accrued expenses at July 31, 2009 compared to October 31, 2008 as a result of having a lower of cost or market adjustment of approximately $2.6 million which was included on October 31, 2008 which has been reduced to $0 on July 31, 2009.  Our derivative instruments represented a significant liability on October 31, 2008 as compared to July 31, 2009 due to changes in our risk management strategy and unrealized losses that we had at October 31, 2008.

Our long-term liabilities were slightly lower at July 31, 2009 compared to October 31, 2008, primarily as a result of a decrease to the deferred revenue as it relates to our property tax rebate.  We also experienced a decrease in our deferred compensation liabilities as a result of the fact that two of our management employees who had received deferred compensation awards that had not yet vested terminated their employment with us following the end of our 2008 fiscal year.

Distributions to Members

We did not make any distributions to our members during the first nine months of our 2009 fiscal year.  Further, pursuant to an amendment to our credit agreements with Home Federal that we executed, we have agreed not to make any distributions during our 2009 fiscal year, including any tax distributions.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months.  As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we have been able to reduce our reliance on our revolving line of credit.  This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit.  We anticipate continuing to pay down our revolving line of credit and will continue to improve our liquidity going forward.  However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.

We recently completed a private placement offering where we raised an additional $4.3 million in equity which has allowed us to reduce the funds that we had outstanding on our revolving line of credit.  Our primary lender originally required that we raise an additional $5 million in equity in order to increase our liquidity.  However, our primary lender has indicated that the $4.3 million that we have already raised is sufficient to satisfy its requirements.  We do not currently anticipate seeking additional equity or debt financing in the near term.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

Over the past year we changed our risk management strategy in order to reduce its potential effect on our liquidity.  We anticipate continuing to enter into fewer long-term fixed price contracts to purchase raw materials and fewer long-term derivative positions.  We believe that the market price of ethanol and distiller’s grains correlate with commodity prices generally.  Therefore, we anticipate that if we price our raw materials closely in time with our finished product sales, we will be less exposed to losses on our risk management activities during times when commodity prices are volatile, such as they have been since the middle of 2008, and we will be able to maintain a positive spread between the selling price of our products and our raw material costs.  However, this strategy could leave us exposed to high raw material prices if the market prices of our products cease changing in correlation to the market prices of our raw materials.  This could result in our inability to operate the ethanol plant profitably in the future.

The following table shows cash flows for the nine months ended July 31, 2009 and 2008:

	Nine Months Ended July 31
	2009	2008
Net cash provided by (used in) operating activities	$(2,368,010)	$18,695,672
Net cash (used in) investing activities	$(2,545,801)	$(6,814,886)
Net cash provided by (used in) financing activities	$4,955,142	$(12,134,907)

Cash Flow From Operations

We experienced a significant decrease in net cash provided by operating activities during the nine months ended July 31, 2009 compared to the same period of 2008.  This decrease in net cash provided by operating activities was primarily a result of the significant decrease in net income we experienced for the first nine months of our 2009 fiscal year compared to the same period of our 2008 fiscal year.  Further, we experienced a significant unrealized gain on our risk management activities during the nine month period ended July 31, 2009 compared to an unrealized loss on our risk management activities during the comparable period of 2008.  In addition, we experienced a larger increase in the value of our inventory during the nine month period ended July 31, 2009 compared to the same period of 2008, which resulted in more cash being used for our inventory during 2008.

Further, we experienced a significant decrease in the cash that we had in our margin account with our commodities broker for the nine month period ended July 31, 2009 compared to a significant increase in cash in our margin account for the nine month period ended July 31, 2008.

Cash Flow From Investing Activities

We used significantly less cash for investing activities during the nine month period ended July 31, 2009 compared to the same period of 2008, primarily as a result of having less capital expenditures during 2009 as well as cash held for construction related to COBS for the nine month period ended July 31, 2008.  This was offset by a decrease of approximately $2 million in our restricted cash account which we were holding until we paid the retainage on our expansion project.  Once we paid the remaining retainage in 2008 we were no longer required to maintain any cash in our restricted cash account for that period.  During the nine month period ended July 31, 2009, we used cash for capital expenditures primarily to complete installation of our corn oil extraction equipment.  During the same period of 2008, we used cash for investing activities primarily for our railroad expansion and tank farm projects.

Cash Flow From Financing Activities.

We obtained a significant amount of cash from financing activities during the nine months ended July 31, 2009 as compared to the same period of 2008 primarily as a result of having fewer debt payments in 2009 and more borrowing on our revolving line of credit and an equity injection from our private placement offering.  We received $2.6 million in proceeds from our revolving line of credit and $4.3 million in additional equity during the nine month period ended July 31, 2009.  We did not receive any debt proceeds during the comparable period of 2008.  We also have not made any distributions to our members during the nine month period ended July 31, 2009 compared to approximately $15.9 million in distributions that we made during the same period of 2008.  The net effect is that our financing activities provided cash for our operations during the nine month period ended July 31, 2009, while we used cash from our operations for our financing activities during the comparable period of 2008.

Short-Term and Long-Term Debt Sources

We currently have two credit facilities with our primary lender, Home Federal Savings Bank of Rochester, Minnesota.  We have a revolving line of credit and an expansion loan we used to finance our plant expansion project.  We recently executed an amendment to our credit facilities with Home Federal in order to address certain loan covenant non-compliances.

Pursuant to the amendment, Home Federal formalized a previous waiver of certain prior non-compliances with our loan covenants.  Home Federal also changed the manner in which certain of our financial loan covenants are calculated, granted us a deferral of principal payments on our expansion term loan from June 1, 2009 until May 31, 2010 and gave us the ability to secure up to $2,500,000 in subordinated debt financing.  However, as a result of our investment in Guardian Energy, LLC, we are required to repay the principal payments on our expansion term loan that have been deferred and will be required to make our ordinary principal payments on our expansion term loan going forward. These payments have been reflected in the current portion of long-term debt in our financial statements.

Pursuant to the amendment, we agreed to a minimum annual interest rate of 6% on all of our variable interest rate debt and we agreed to maintain tangible net worth of at least $60,000,000.  Our tangible net worth will be measured on a quarterly basis.  We also agreed to secure a guaranty of our obligations to Home Federal from Corn Oil Bio-Solutions, LLC, which is an entity of which we were a 60% owner until the project became dormant.  We agreed to pay Home Federal an origination fee of $23,000, to raise additional equity and to pay all of Home Federal’s costs associated with the amendment as provided by our credit agreement.  As of June 15, 2009, we have satisfied all of these conditions.

Revolving Line of Credit

The amount of our revolving line of credit is $20,000,000 which is available to us until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of our total indebtedness to our tangible net worth with a minimum annual interest rate of 6%.  There is an annual fee for the line of credit of $25,000.  As of July 31, 2009, we had $11.2 million outstanding on this line of credit and $8.8 million available to be drawn, with an interest rate of 6% per year.

Expansion Loan

The original principal amount of our expansion loan was $30,000,000.  The expansion loan’s maturity date is August 1, 2017.  We started making payments on the expansion loan in October 2007 and it had a balance as of July 31, 2009 of approximately $26.2 million.  On July 21, 2008, we elected to secure a fixed interest rate on $10,000,000 of our outstanding balance on the expansion loan at a rate of 6.70%.  The fixed interest rate became effective on August 1, 2008.  The remaining portion of our expansion loan is subject to a variable interest rate.

Our variable interest rates are adjusted annually on March 1st.  However, due to current low interest rates, we anticipate paying interest on our variable rate loans at the minimum interest rate of 6% per year.

Covenants

Our credit agreements with Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  We recently executed an amendment to our credit agreements with Home Federal to address certain prior non-compliances with our loan covenants and to change the manner in which some of our loan covenants are calculated to avoid future non-compliances.  As of July 31, 2009, we were in compliance with all of our loan covenants with Home Federal.  We anticipate that we will be in compliance with our loan covenants for the remaining quarter of our 2009 fiscal year.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of July 31, 2009 was approximately $228,000.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the July 31, 2009 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the nine months ended July 31, 2009 and 2008, the Company recorded combined realized and unrealized gains for derivatives from corn and natural gas of approximately $984,000 and approximately $8,836,000 respectively.  These gains are recorded in cost of goods sold.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding a revolving line of credit and a term loan which bear variable interest rates.  Specifically, we have approximately $28 million outstanding in variable rate, long-term debt as of July 31, 2009.  However, our interest rates adjust on March 1st of each year and then remain the same for the rest of the year.  Therefore, we do not anticipate experiencing any interest rate changes until March 2010.  Further, we recently agreed to a 6% annual minimum interest rate on our variable interest rate debt which was effective starting on March 1, 2009.  We also elected, effective August 1, 2008, to secure a five year fixed annual interest rate of 6.7% for $10,000,000 of our expansion loan, which had a balance as of July 31, 2009 of approximately $9.4 million.  The specifics of each note are discussed in greater detail in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Short-Term and Long-Term Debt Sources.”

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

As of July 31, 2009, we had price protection in place for approximately 3% of our anticipated corn needs for the next 12 months and approximately 12% of our natural gas needs for the next 12 months.  We have decided to change our risk management strategy as a result of the significant volatility in the commodity markets that occurred during the last quarter of our 2008 fiscal year and the first quarter of our 2009 fiscal year.  We experienced significant losses on our risk management activities which increased our cost of goods sold related to our risk management positions.  We anticipate that going forward we will not establish long positions for a significant amount of our corn and natural gas needs.  We anticipate that this may leave us vulnerable to increases in corn and natural gas prices.  However, we anticipate that this will allow us to more closely match the costs of our raw materials to the market price of our products and maintain our liquidity.  We believe that the market price of ethanol and distiller’s grains track commodity prices generally, including corn and natural gas.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2009.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 7/31/2009	Approximate Adverse Change to Income
Natural Gas	2,787,000	MMBTU	10%	$968,000
Ethanol	115,000,000	Gallons	10%	$17,484,000
Corn	40,337,000	Bushels	10%	$14,505,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended July 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Declines in the price of ethanol or distiller’s grain would significantly reduce our revenues. The sales prices of ethanol and distiller’s grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products.  Recently, the price of ethanol and distiller’s grains have trended downward as the prices of corn and gasoline have fallen.  We are dependant on a favorable spread between the price we receive for our ethanol and distiller’s grains and the price we pay for corn and natural gas.  Any continued lowering of ethanol and distiller’s grains prices, especially if it is associated with increases in corn and natural gas prices, may reduce our revenues, increase our cost of revenues and affect our ability to operate profitably.  Our inability to operate the ethanol plant profitably may reduce or eliminate the value of our units.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall in 2009 or 2010.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 12, 2009, we sold 1,552,500 Class A callable membership units in a private placement offering in exchange for an aggregate offering price of $1,552,500.  The membership units sold are subject to an option held by us to repurchase the units starting one year from the date when they were issued.  The sale of membership units was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities. The acquirers of our membership units made representations to us regarding their status as accredited investors as defined in Regulation D, or as investors with such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment (alone or with a purchaser representative), and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to unit certificates and instruments issued in such transactions. All acquirers were provided a private placement memorandum containing all material information concerning the company and the offering.

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

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2009	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2009	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer