Form 10-K
period 2009-10-31
GOLDEN GRAIN ENERGY
filed 2009-12-31
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Membership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes   ☒  No

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes   ☒  No

As of April 30, 2009, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $17,677,500.  As of April 30, 2009, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $342,500.

As of December 31, 2009, there were 27,840,000 Class A membership units outstanding.  As of December 31, 2009 there were 920,000 Class B membership units outstanding.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market prices of ethanol, distiller’s grains and corn oil;

•	Our ability to comply with the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;

•	Changes in federal and/or state laws or policies impacting the ethanol industry (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions; and

•	Our ability to retain key employees and maintain labor relations.

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

In February 2009, we completed installation of equipment which allows us to separate some of the corn oil contained in our distiller’s grains.  This allows us to market the corn oil separately from our distiller’s grains.  Management believes this process allows the ethanol plant to operate more efficiently and provides us with a new revenue source.  The total cost of this equipment was approximately $3,900,000.

On June 20, 2008, Corn Oil Bio-Solutions, LLC (COBS) was organized as an Iowa limited liability company by filing articles of organization with the Iowa Secretary of State.  The purpose of COBS was to develop a biodiesel refinery utilizing corn oil as the feedstock to produce biodiesel.  Prior to July 31, 2009, we had a 75% ownership interest in COBS.  However, due to uncertainty regarding the future of COBS, the subsidiary being dormant, and the project’s feasibility, an impairment loss of $2,400,000 has been taken which eliminates all net assets of COBS and includes the $600,000 related to the non-controlling interest in the assets of COBS.

On December 15, 2008, we entered into a Management Services Agreement with Homeland Energy Solutions, LLC (HES), a 100 million gallon per year ethanol production facility located approximately 60 miles east of our ethanol plant.  Pursuant to the Management Services Agreement, we agreed to share the costs of certain management employees with HES in an effort to reduce our administrative overhead costs and recognize economies of scale.  Under the Management Services Agreement, we agreed to provide HES with a Chief Executive Officer (CEO), Chief Financial Officer (CFO), Plant Manager and other middle manager positions.  HES agreed to provide us with certain middle manager positions.  The Management Services Agreement is strictly for the sharing of management services and does not grant either party the authority to act on behalf of or make management decisions for the other.  We agreed to split the compensation costs associated with each of the employees covered by the Management Services Agreement with HES.  However, starting on January 1, 2010, we do not anticipate continuing to share our CFO with HES pursuant to the Management Services Agreement.

The initial term of the Management Services Agreement ends on December 15, 2011.  Following the initial term, the Management Services Agreement automatically renews for additional one year terms unless either party gives notice of termination at least ninety days before the end of the initial or any renewal term.  The Management Services Agreement may also be terminated for cause by giving thirty days notice.  Additionally, HES may cease using our CEO by giving us at least ninety days notice, but HES has agreed to utilize such services through December 2010.

Financial Information

Please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities and “Item 8 - Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Principal Products

The principal products we produce are ethanol, distiller’s grains and corn oil.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  The principal markets for our ethanol are petroleum terminals in the continental United States.

Approximately 83% of our total revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2009.  Ethanol sales accounted for approximately 84% and 89% of our total revenue for the fiscal years ended October 31, 2008 and 2007 respectively.

Distiller’s Grains

The principal co-product of the ethanol production process is distiller’s grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distiller’s grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distiller’s grains:  Modified Wet Distiller’s Grains (“MWDG”) and Distiller’s Dried Grains with Solubles (“DDGS”).  MWDG is processed corn mash that has been dried to approximately 50% moisture.  MWDG has a shelf life of approximately seven days and is often sold to nearby markets.  DDGS is processed corn mash that has been dried to approximately 10% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.

Approximately 17% of our total revenue was derived from the sale of distiller’s grains during our fiscal year ended October 31, 2009.  Distiller’s grains sales accounted for approximately 16% and 11% of our total revenue for the fiscal years ended October 31, 2008 and 2007 respectively.

Corn Oil

In February 2009, we commenced operating our corn oil extraction equipment which allows us to separate some of the corn oil contained in our distiller’s grains.  We started selling the corn oil separately from the distiller’s grains.  This is a new revenue source for our operations.  Corn oil sales represented less than 1% of our revenues for our 2009 fiscal year.  Management anticipates continuing to fine tune the operation of our corn oil extraction equipment and we anticipate that it will operate more efficiently in the future.  The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining.  However, corn oil can be used as the feedstock to produce biodiesel and has other industrial and feed uses.  Originally we planned to use the corn oil that we extract from our distiller’s grains to produce biodiesel through the COBS project.  However, due to concerns regarding the viability of the project because of unfavorable conditions in the biodiesel market, unproven technology and the current tight credit markets, this project has been dormant.  As a result, we have been selling our corn oil through a third party marketer.  Currently, a tax credit that supports the biodiesel industry is set to expire as of December 31, 2009.  Several United States Senators are working to renew this biodiesel tax credit, however, their efforts may not be successful.  If this tax credit is not renewed, it may reduce the amount of biodiesel that is produced in the United States.  We anticipate that a reduction in the amount of biodiesel produced in the United States will reduce demand for the corn oil we produce which could have a negative impact on the market price of corn oil.

Principal Product Markets

As described below in “Distribution Methods”, we market and distribute all of our ethanol, distiller’s grains and corn oil through professional third party marketers.  Our ethanol, distiller’s grains and corn oil marketers make all decisions with regard to where our products are marketed.  Our ethanol, distiller’s grains and corn oil are primarily sold in the domestic market, however, as domestic production of ethanol, distiller’s grains and corn oil continue to expand, we anticipate increased international sales of our products.  Currently, approximately 25% of our DDGS are exported to Mexico.  Management anticipates that demand for distiller’s grains in the Asian market may increase in the future.  As distiller’s grains become more accepted as an animal feed substitute throughout the world, distiller’s grains exporting may increase.

We expect our ethanol, distiller’s grains and corn oil marketers to explore all markets for our products, including export markets.  However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

We entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in April 2004 for the purposes of marketing and distributing our ethanol.  We have an exclusive marketing arrangement with RPMG where all of the ethanol we produce is marketed by RPMG.  Under this agreement, we had the option of using a pooled or non-pooled marketing arrangement.  We elected to use a pooled marketing arrangement which means that the ethanol we produce is pooled with ethanol produced by other ethanol producers and marketed by RPMG.  We pay RPMG a pooling fee for ethanol delivered to the pool and RPMG pays us a netback price per gallon that is based on the difference between the pooled average delivered ethanol selling price and the pooled average distribution expense.  These averages are calculated based on each pool participant’s selling price and expense averaged in direct proportion to the volume of ethanol supplied by each participant to the pool.  Effective as of December 1, 2005, we entered into a Member Control Agreement with RPMG whereby we made a capital contribution and became a 10% owner of RPMG.  Currently, we own approximately 9% of RPMG due to the fact that new members have become owners of RPMG.  We anticipate our ownership interest in RPMG to continue to change in the future as RPMG admits new members and other members exit.  We became an owner of RPMG in order to secure more favorable marketing fees offered by RPMG to its owners as well as in order to share in profits generated by RPMG.

On February 2, 2009, we executed a Corn Oil Marketing Agreement with RPMG.  Pursuant to the agreement, RPMG agreed to market all of the corn oil we produce, except for certain corn oil we anticipate selling to corn oil customers we identified before we executed the agreement.  Currently, all of our corn oil is being sold through RPMG.  The initial term of the agreement is for one year.  The agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed.  We agreed to pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

On November 13, 2007, we entered into a distiller’s grains marketing agreement with Hawkeye Gold, LLC (Hawkeye Gold) to market all of our distiller’s grains.  We receive a percentage of the price actually received by Hawkeye Gold in selling our distiller’s grains to its customers.  Hawkeye Gold makes all decisions regarding where our distiller’s grains are marketed and is responsible for the logistics of transporting our distiller’s grains to market.  The initial term of our distiller’s grains marketing agreement with Hawkeye Gold was for a period of seven months.  The agreement was renewed for an additional one year term in July 2008 pursuant to the automatic renewal provision of the agreement.  The agreement was also automatically renewed in July 2009.  The Hawkeye Gold marketing agreement will continue to renew annually in July unless we give at least 90 days notice to Hawkeye Gold that we are terminating the agreement.  Hawkeye Gold is a subsidiary of Hawkeye Energy Holdings LLC.  Another subsidiary of Hawkeye Energy Holdings LLC, Hawkeye Renewables LLC, recently filed for Chapter 11 bankruptcy.  Management does not anticipate that this bankruptcy filing will negatively impact our agreement with Hawkeye Gold.

New Products and Services

In February 2009, we completed the installation of equipment which allows us to extract corn oil from the distiller’s grains we produce.  Since that time we have been marketing our corn oil separately from our distiller’s grains which represents a new revenue source for us.

Sources and Availability of Raw Materials

Corn

Our plant currently uses approximately 40 million bushels of corn per year, or approximately 115,000 bushels per day, as the feedstock for its dry milling process.  In October 2008, we received our Iowa grain dealer license which allows us to purchase corn directly from local producers instead of using local grain elevators as intermediaries.  Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  We recently experienced increased corn prices due in part to poor weather conditions that significantly delayed the harvest in the Midwest.  Poor weather can be a major factor in increasing corn prices.  If the United States were to endure an entire growing season with poor weather conditions, it could result in significant and prolonged high corn prices.  Corn prices depend on several factors, including world supply and demand and the price of other commodities.  United States production of corn can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government’s current and anticipated agricultural policy.  The price of corn was volatile during our 2009 fiscal year and we anticipate that it will continue to be volatile in the future.  Increases in the price of corn significantly increase our cost of goods sold.  If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

Natural Gas

Natural gas is an important input to our manufacturing process.  We use natural gas to dry our distiller’s grains products to moisture contents at which they can be stored for longer periods of time.  This allows the distillers grains we produce to be transported greater distances to serve broader livestock markets.  We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant.  The agreement commenced in December 2004 and continues for a period of 10 years.

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

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site.  We have a second high capacity well that has capacity to produce 600 gallons of water per minute.  These two wells provide adequate water capacity to operate the plant under normal circumstances.  In addition, we are connected to the City of Mason City’s water supply for fire protection and in the event the water supplied by our well is not sufficient.  We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines.  We will pay a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015.  In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions.  We were granted a license by ICM to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by ICM was included in the amount we paid to Fagen to design and built our ethanol plant and expansion.

Seasonality of Ethanol Sales

We experience some seasonality of demand for our ethanol.  Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand.  As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving.  In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant.  Our primary source of working capital is income from our operations as well as our $20 million revolving line of credit with our primary lender Home Federal.  As a result of unfavorable conditions in the ethanol industry during the beginning of our 2009 fiscal year, we had a significant amount outstanding on our line of credit and very little available to borrow.  Since our first quarter of 2009, our financial performance has improved.  This allowed us to reduce the amount we have outstanding on our line of credit as of October 31, 2009 to $6,900,000.  Management anticipates continuing to reduce our reliance on our line of credit.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with RPMG and Hawkeye Gold for the purposes of marketing and distributing our principal products.  We rely on RPMG and Hawkeye Gold for the sale and distribution of all of our products and are highly dependent on these companies for the successful marketing of our products.  We do not currently have the ability to market our ethanol, distiller’s grains and corn oil internally should RPMG or Hawkeye Gold be unable to market these products for us at acceptable prices.  We anticipate that we would be able to secure alternate marketers should RPMG or Hawkeye Gold fail, however, a loss of either marketer could significantly harm our financial performance.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace.  Management attributes the rapid growth during 2005 and 2006 with a very favorable spread between the price of ethanol and the cost of the raw materials to produce ethanol during that time period.  Management believes that currently, ethanol supply capacity exceeds ethanol demand.  This has resulted in some ethanol producers reducing production of ethanol or ceasing operations altogether.  As of December 10, 2009, the Renewable Fuels Association estimated that approximately 9% of the ethanol production capacity in the United States was idled.  This is down from earlier in 2009 when the idled capacity may have been as high as 20%.  As a result of this overcapacity, the ethanol industry has become increasingly competitive.  Since ethanol is a commodity product, competition in the industry is predominantly based on price.  Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize.  This could put us at a competitive disadvantage to other ethanol producers.  Management anticipates that without an increase in the amount of ethanol that can be blended into gasoline for use in conventional automobiles, ethanol demand may not significantly increase which may result in ethanol supply capacity exceeding ethanol demand for the foreseeable future.

Recently, the United States Environmental Protection Agency has been researching increasing the amount of ethanol that can be blended for use in conventional automobiles from 10% to 15%.  However, the EPA has delayed a decision until 2010 with respect to a 15% blend.  Management believes that increasing ethanol blends to 15% for use in conventional automobiles will increase demand for ethanol and would likely positively impact ethanol prices.  However, this will also likely result in companies building new ethanol plants or expanding their current ethanol plants.  This could lead to further overcapacity in the ethanol industry if supply capacity continues to eclipse demand.  In addition, based on comments made by the EPA, some in the ethanol industry believe the EPA is considering allowing the use of a 15% ethanol blend only for vehicles produced in the model year 2001 and later.  Many believe that such a restriction would lead to gasoline retailers deciding not to carry a 15% ethanol blend because many of their customers would not be permitted to use the 15% blend.  If this were to occur, it would significantly reduce any ethanol demand increases that could result from such a 15% blend.

We also anticipate increased competition from renewable fuels that do not use corn as the feedstock.  Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn.  One type of ethanol production feedstock that is being explored is cellulose.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Cellulosic ethanol is ethanol produced from cellulose.  Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale.  However, due to these new government incentives, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

We may also face competition from larger ethanol producers which may be able to compete more effectively than us.  At the end of 2008, VeraSun Energy, one of the largest ethanol producers in the United States at the time, filed for Chapter 11 Bankruptcy due in part to significant losses it experienced on raw material derivative positions it had in place.  VeraSun’s ethanol plants were auctioned during the Chapter 11 Bankruptcy process and a significant number of these plants were purchased by Valero Renewable Fuels which is a subsidiary of a major gasoline refining company.  The purchase by Valero represents the first major oil company that has taken a large stake in ethanol production infrastructure.  Valero now controls its own supply of ethanol that can be blended at its gasoline refineries.  Should other oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.  While we believe that we are a lower cost producer of ethanol, increased competition in the ethanol industry may make it more difficult to operate the ethanol plant profitably.

According to the Renewable Fuels Association, as of December 10, 2009, the most recent data available, the ethanol industry has grown to 200 production facilities in the United States. There are approximately 9 new plants currently under construction along with approximately 5 plant expansions.  The Renewable Fuels Association currently estimates that the United States ethanol industry has capacity to produce more than 13 billion gallons of ethanol per year.  The new ethanol plants under construction along with the plant expansions under construction could push domestic production of fuel ethanol in the near future to nearly 14.5 billion gallons per year.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels each of which are capable of producing significantly more ethanol than we produce.  However, Hawkeye Renewables LLC filed for Chapter 11 bankruptcy on December 21, 2009.  Hawkeye Renewables owns two ethanol plants and is a subsidiary of Hawkeye Energy Holdings.  While Hawkeye Renewables plans to exit Chapter 11 bankruptcy in 60 to 90 days and does not anticipate ceasing its operations, this plan may not be realized.  If the ethanol plants owned by Hawkeye Renewables are sold, it may lead to further consolidation of the ethanol industry.

The following table identifies the majority of the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 400
million gallons per year (mmgy) or more

Company	Current Capacity (mmgy)	Under Construction/ Expansions (mmgy)

POET Biorefining	1,537.0	10.0

Archer Daniels Midland	1,070.0	550

Valero Renewable Fuels	780.0

Hawkeye Energy Holdings, LLC	420.0

Green Plains Renewable Energy	480.0

Updated: December 10, 2009

Ethanol production is also expanding internationally.  Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination on importation to the United States under a program known as the Caribbean Basin Initiative.  Some ethanol producers, including Cargill, have started taking advantage of this situation by building dehydration plants in participating Caribbean Basin countries which convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.  Further, despite the fact that there is a significant amount of ethanol produced in the United States, ethanol produced abroad and shipped by sea may be a more favorable alternative to supply coastal cities that are located on international shipping ports.

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Demand for ethanol may increase as a result of increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline.  According to United States Department of Energy estimates, there are currently nearly 8 million flexible fuel vehicles capable of operating on E85 in the United States.  Further, the United States Department of Energy reports that there are currently more than 1,900 retail gasoline stations supplying E85.  The number of retail E85 suppliers increases significantly each year, however, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Many in the ethanol industry believe that while in the future higher percentage blends of ethanol such as E85 for use in flexible fuel vehicles will positively impact demand for ethanol, in the near term increasing the amount of ethanol that can be blended for use in conventional automobiles will have a greater effect on ethanol demand.  A proposal has been made to increase the amount of ethanol that can legally be blended in gasoline from 10% to 15% for use in conventional automobiles.  Management believes that this could increase annual ethanol demand by as much as 7 billion gallons per year.  However, as discussed above, there are obstacles to the full implementation of a 15% ethanol blend that need to be overcome before these demand increases can be realized.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently.  We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal ethanol supports.  One significant federal ethanol support is the Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels be utilized in the United States.  The RFS was increased in December 2007.  Currently, the RFS requires the use of approximately 11 billion gallons of renewable fuels in 2009 and approximately 13 billion gallons of renewable fuels for 2010, increasing to 36 billion gallons in 2022.  The new RFS also has a provision that requires the use of “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

Recently the RFS has come under scrutiny.  Many in the ethanol industry believe that it is not possible to reach the RFS requirement in coming years without allowing higher percentage blends of ethanol to be used in conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2010.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have continued to be a contentious issue.  The EPA is currently considering allowing a blend of 15% ethanol and 85% gasoline for use in standard automobiles but the EPA has delayed making a decision on this issue until 2010.  Further, as discussed above, there may be additional restrictions on what vehicles may use a 15% ethanol blend which may lead to gasoline retailers refusing to carry such a blend.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase and it may not be possible to meet the RFS in coming years.  This could negatively impact demand for ethanol.

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

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009.  This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.  This could increase local demand for ethanol significantly and may increase the local price for ethanol.  However, this will also likely lead to additional ethanol production in Iowa and corresponding increased competition for raw materials in Iowa.

The use of ethanol as an alternative fuel source has been aided by federal tax policy.  On October 22, 2004, President Bush signed H.R. 4520, which contained the Volumetric Ethanol Excise Tax Credit (“VEETC”) and amended the federal excise tax structure effective as of January 1, 2005.  Prior to VEETC, ethanol-blended fuel was taxed at a lower rate than regular gasoline (13.2 cents on a 10% blend).  Under VEETC, the ethanol excise tax exemption has been eliminated, thereby allowing the full federal excise tax of 18.4 cents per gallon of gasoline to be collected on all gasoline and allocated to the highway trust fund.  In place of the exemption, the bill created a new volumetric ethanol excise tax credit of 5.1 cents per gallon of ethanol blended at 10%.  The VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol.

On June 18, 2008, the United States Congress overrode a presidential veto to approve the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) and to ensure that all parts of the 2008 Farm Bill were enacted into law.  Passage of the 2008 Farm Bill reauthorizes the 2002 farm bill and adds new provisions regarding energy, conservation, rural development, crop insurance as well as other subjects.   The energy title continues the energy programs contained in the 2002 farm bill but refocuses certain provisions on the development of cellulosic ethanol technology.  The new legislation provides assistance for the production, storage and transport of cellulosic feedstocks and provides support for ethanol production from such feedstocks in the form of grants, loans and loan guarantees.  The 2008 Farm Bill also modifies the ethanol fuels credit from 51 cents per gallon to 45 cents per gallon beginning in 2009.  Further, the bill extends the 54 cent per gallon ethanol tariff on imported ethanol for two years, to January 2011.

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

We have obtained all of the necessary permits to operate the plant including, air pollution construction permits, a pollutant discharge elimination system general permit, storm water discharge permits, a water withdrawal permit, an alcohol fuel producer’s permit and a Title V emissions permit.  A third party consulting company has completed the preparation of our spill prevention control and countermeasures plan.   In the fiscal year ended October 31, 2009, we incurred costs and expenses of approximately $321,000 complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

Employees

As of October 31, 2009, we had 45 full-time employees and 1 part time employee.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2009, 2008 and 2007 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged third-party professional marketers who decide where our products are marketed and we have no control over the marketing decisions made by our third-party professional marketers.  These third-party marketers may decide to sell our products in countries other than the United States.  Currently, approximately 25% of our dried distiller’s grains are exported to Mexico.  However, we anticipate that our products will primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Increases in the price of corn or natural gas would reduce our profitability.  Our primary source of revenue is from the sale of ethanol, distiller’s grains and corn oil. Our results of operations and financial condition are significantly affected by the cost and supply of corn and natural gas. Changes in the price and supply of corn and natural gas are subject to and determined by market forces over which we have no control including weather and general economic factors.

Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  While our corn prices have decreased significantly from highs we experienced during the middle of our 2008 fiscal year, corn prices could significantly increase again in a short period of time.  If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distiller’s grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, the value of our units may be reduced.

Declines in the price of ethanol or distiller’s grains would significantly reduce our revenues. The sales prices of ethanol and distiller’s grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn prices, levels of government support, and the availability and price of competing products.  We are dependent on a favorable spread between the price we receive for our ethanol and distiller’s grains and the price we pay for corn and natural gas.  Any lowering of ethanol and distiller’s grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably.  We anticipate the price of ethanol and distiller’s grains to continue to be volatile in our 2010 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand.  Declines in the prices we receive for our ethanol and distiller’s grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  At the end of our 2008 fiscal year and the beginning of our 2009 fiscal year we were not in compliance with all of our financial loan covenants due to tight operating margins and unfavorable conditions in the ethanol industry.  We have addressed all of these prior loan non-compliances and we are currently in compliance with all of our financial loan covenants.  Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months.  However, unforeseen circumstances may develop which could result in us violating our loan covenants.  If we violate the terms of our credit agreement, our primary lender could deem us in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our inability to secure credit facilities we may require in the future may negatively impact our liquidity.  Due to current conditions in the credit markets, it has been difficult for businesses to secure financing.  While we do not currently require more financing than we have, in the future we may need additional financing.  If we require financing in the future and we are unable to secure such financing, or we are unable to secure the financing we require on reasonable terms, it may have a negative impact on our liquidity.  This could negatively impact the value of our units.

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units.  The ethanol industry has grown significantly in the last decade.  According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to more than 10 billion gallons in 2009.  This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time.  As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance.  We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably.  If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase.  During the end of our 2008 fiscal year and the beginning of our 2009 fiscal year, we were required to use a significant amount of cash to make margin calls required by our commodities broker as a result of the significant decrease in corn prices and the resulting unrealized and realized losses we experienced on our hedging activities beginning in July 2008.  Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices fall significantly.

Price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn or natural gas.  However, it is likely that commodity cash prices will have the greatest impact on the derivatives instruments with delivery dates nearest the current cash price.  We may incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduce the value of our units.

Our business is not diversified.  Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller’s grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distiller’s grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for conventional automobiles.  Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry will reach this blending wall 2010.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have recently become a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Currently, state and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have stated that using higher percentage ethanol blends in conventional vehicles would void the manufacturer’s warranty.  Recently, the EPA was expected to make a ruling on using higher percentage blends of ethanol such as E15, however, the EPA deferred making a decision on this issue until 2010.  Further, some believe the EPA is considering only approving a 15% ethanol blend for vehicles produced in model year 2001 and later.  This may lead to gasoline retailers refusing to carry a 15% ethanol blend even if it is approved.  Without an increase in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably which could reduce or eliminate the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

New plants under construction or decreases in the demand for ethanol may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of December 10, 2009, there are 200 ethanol plants in the United States with capacity to produce more than 13 billion gallons of ethanol per year.  In addition, there are approximately 9 new ethanol plants under construction and approximately 5 plant expansions underway which together are estimated to increase ethanol production capacity by more than 1.4 billion gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  According to the Renewable Fuels Association, approximately 9% of the ethanol production capacity in the United States was idled as of December 10, 2009, the most recent available data.  During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled.  Further, demand for ethanol may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA.  If the demand for ethanol does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our profitability.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.  The price of ethanol tends to change partially in relation to the price of gasoline.  Decreases in the price of ethanol reduce our revenue.  Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

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

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The passage of the Energy Policy Act of 2005 included a renewable fuels mandate.  The RFS was increased in December 2007 to 36 billion gallons by 2022.  Further, some states have passed renewable fuel mandates.  All of these increases in ethanol demand have encouraged companies to enter the ethanol industry.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, Hawkeye Energy Holdings, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce.  Further, many believe that there will be consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market.  We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in conventional automobiles.  If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

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

Changes in environmental regulations or violations of these regulations could be expensive and reduce our profitability.  We are subject to extensive air, water and other environmental laws and regulations.  In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns.  In the future, we may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or our permits.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

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

ITEM 2.  PROPERTIES.

Our ethanol plant is located on an approximately 124-acre site located approximately 1.5 miles west of U.S. Highway 65, one-half mile north of U.S. Highway 18, also known as the Avenue of the Saints, and approximately 5 miles east of Interstate Highway 35.  The plant’s address is 1822 43rd Street SW, Mason City, Iowa.  We produce all of our ethanol, distiller’s grains and corn oil at this site.  The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our Class A or Class B membership units.  We have created a qualified online matching service (“QMS”) in order to facilitate trading of our units.  Our online matching service consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation for creating or maintaining the matching service.  We do not become involved in any purchase or sale negotiations arising from our qualified matching service.  In advertising our qualified matching service, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the online matching service.  We do not use the bulletin board to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.

As of December 31, 2009, there were approximately 950 holders of record of our Class A units and approximately 50 holders of record of our Class B units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified.  We believe this most accurately represents the current trading value of our units.  The information was compiled by reviewing the completed unit transfers that occurred on our qualified matching service bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2008 1st	$5.00	$5.90	$5.60	9,000
2008 2nd	$5.00	$5.00	$5.00	2,000
2008 3rd	$4.50	$5.25	$4.73	102,388
2008 4th	$3.50	$4.50	$3.67	31,000
2009 1st	$3.40	$4.25	$3.67	42,500
2009 2nd	$3.55	$3.55	$3.55	7,500
2009 3rd	$—	$—	$—	None
2009 4th	$3.25	$3.25	$3.25	5,000

The following table contains the bid and asked prices that were posted on our qualified matching service bulletin board and includes some transactions that were not completed.  We believe the table above more accurately describes the trading value of our units as the bid and asked prices below include some offers that never resulted in completed transactions.  The information was compiled by reviewing postings that were made on our qualified matching service bulletin board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2008 1st	$5.00	$6.00	$5.42	509,750
2008 2nd	$3.75	$8.25	$4.76	671,500
2008 3rd	$4.50	$5.00	$4.78	148,250
2008 4th	$3.50	$5.50	$4.11	98,750
2009 1st	$3.30	$4.25	$3.44	6,800
2009 2nd	$3.80	$3.80	$3.80	30,000
2009 3rd	$3.45	$3.75	$3.55	30,000
2009 4th	$3.00	$3.55	$3.28	21,000

Buyers Quarter	Low Price	High Price	Average Price	# of Units Listed
2008 1st	$—	$—	$—	None
2008 2nd	$—	$—	$—	None
2008 3rd	$4.00	$4.50	$4.28	20,000
2008 4th	$—	$—	$—	None
2009 1st	$3.50	$3.50	$3.50	30,000
2009 2nd	$—	$—	$—	None
2009 3rd	$—	$—	$—	None
2009 4th	$—	$—	$—	None

As a limited liability company, we are required to restrict the transfers of our membership units in order to preserve our partnership tax status.  Our membership units may not be traded on any established securities market or readily traded on a secondary market (or the substantial equivalent thereof).  All transfers are subject to a determination that the transfer will not cause us to be deemed a publicly traded partnership.

DISTRIBUTIONS

Distributions to our unit holders are in proportion to the number of units held by each unit holder.  A unit holder’s distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding.   Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements.  Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed in greater detail in “MANAGEMENT’S DISCUSSION AND ANALYSIS.”   In addition, distributions are restricted by certain loan covenants in our expansion term loan and revolving credit financing agreements.  These loan covenants and restrictions are described in greater detail under “MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”  In order to obtain a waiver of certain loan covenant non-compliances in the early part of our 2009 fiscal year, we entered into an agreement with Home Federal where we agreed that we would not make any distributions during our 2009 fiscal year.

Below is a table representing the distributions made by us during our last two fiscal years.  As discussed above, we did not make any distributions during our 2009 fiscal year.

Date Declared	Total Distribution	Distribution Per Unit	Distributed to Members of Record as of:
February 1, 2008	$6,115,000	$0.25	February 1, 2008

May 19, 2008	$9,784,000	$0.40	June 1, 2008

Totals	$15,899,000	$0.65

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since October 31, 2005, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ”) and an index of other companies that have the same SIC code as the Company (the “Industry Index”). The graph assumes $100 was invested in each of our units, the NASDAQ, and the Industry Index on October 31, 2005. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future unit price performance.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG GOLDEN GRAIN ENERGY, LLC,

NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON OCT. 31, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING OCT. 31, 2009

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated.  The selected consolidated balance sheet financial data as of October 31, 2007, 2006 and 2005 and the selected consolidated income statement data and other financial data for the years ended October 31, 2006 and 2005 have been derived from our audited consolidated financial statements that are not included in this Form 10-K.  The selected consolidated balance sheet financial data as of October 31, 2009 and 2008 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended October 31, 2009 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  You should read the following table in conjunction with Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”  and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2009	2008	2007	2006	2005
Revenues	$198,631,396	$278,702,939	$155,376,419	$113,575,311	$71,186,897

Cost Goods Sold	$191,044,396	$257,715,593	$131,504,098	$68,503,468	$53,748,790

Gross Profit	$7,587,000	$20,987,346	$23,872,321	$45,071,843	$17,438,107

Operating Expenses	$1,641,701	$2,477,857	$2,546,689	$2,127,654	$1,924,331

Impairment Loss	$2,400,000	$—	$—	$—	$—

Operating Income	$3,545,299	$18,509,489	$21,325,632	$42,944,189	$15,513,776

Other Income (Expense)	$(1,925,893)	$(613,913)	$(995,507)	$(523,171)	$3,684,593

Net Income	$2,219,406	$17,895,576	$20,330,125	$42,421,018	$19,198,369

Weighted Average Units Outstanding	26,485,771	24,460,000	24,460,000	25,293,333	27,560,000

Net Income Per Unit	$0.08	$0.73	$0.83	$1.68	$0.70

Cash Distributions per Unit	$—	$0.65	$1.00	$0.10	$—

Balance Sheet Data:	2009	2008	2007	2006	2005
Current Assets	$16,229,819	$14,264,258	$11,523,935	$21,759,099	$19,588,255

Net Property and Equipment	$87,448,240	$96,258,995	$95,086,267	$66,768,179	$48,596,314

Other Assets	$17,178,331	$16,353,987	$14,818,459	$9,418,814	$423,507

Total Assets	$120,856,390	$126,877,240	$121,428,661	$97,946,092	$68,638,076

Current Liabilities	$8,884,890	$15,446,792	$10,263,239	$12,725,973	$3,971,523

Long-Term Debt	$32,818,635	$38,148,845	$40,480,395	$10,405,217	$20,841,669

Non-Controlling Interest	$—	$600,000	$—	$—	$—

Members’ Equity	$79,152,865	$72,681,603	$70,685,027	$74,814,902	$43,824,884

Book Value Per Unit	$2.75	$2.97	$2.89	$3.05	$1.58

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

Results of Operations

Comparison of Fiscal Years Ended October 31, 2009 and 2008

	2009		2008
Income Statement Data	Amount	%	Amount	%
Revenues	$198,631,396	100.0	$278,702,939	100.0

Cost of Goods Sold	$191,044,396	96.2	$257,715,593	92.5

Gross Profit	$7,587,000	3.8	$20,987,346	7.5

Operating Expenses	$1,641,701	0.8	$2,477,857	0.9

Impairment Loss	$2,400,000	1.2	$—	—

Operating Income	$3,545,299	1.8	$18,509,489	6.6

Other Income (Expense)	$(1,925,893)	(1.0)	$(613,913)	(0.2)

Net Income Before Non-controlling Interest	$1,619,406	0.8	$17,895,576	6.4

Non-controlling Interest	$600,000	0.3	$—	—

Net Income	$2,219,406	1.1	$17,895,576	6.4

Revenues

We experienced a significant decrease in our revenues for our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease primarily to significant decreases we experienced in the average prices we received for our ethanol and distiller’s grains during fiscal year 2009 compared to fiscal year 2008.  We also experienced a decrease in the total amount of ethanol and distiller’s grains we sold during our 2009 fiscal year compared to our 2008 fiscal year.  For our 2009 fiscal year, ethanol sales comprised approximately 83% of our revenue, distiller’s grains comprised approximately 17% of our revenue and corn oil sales comprised less than 1% of our revenue.  For our 2008 fiscal year, ethanol sales comprised approximately 84% of our revenue and distiller’s grains comprised approximately 16% of our revenue.  We had no corn oil sales during our 2008 fiscal year as our corn oil extraction equipment was not yet operational.

Ethanol

We experienced a decrease of approximately 27% in the average price we received for our ethanol for our 2009 fiscal year compared to the same period of 2008.  Management attributes this decrease in the average price we received for our ethanol during our 2009 fiscal year compared to the same period of 2008 with decreased commodity prices generally.  We experienced a peak in commodity prices during the middle of our 2008 fiscal year.  Following this peak, commodity prices, including ethanol, decreased sharply.  Management believes that the current global economic climate has resulted in continued low commodity prices, including ethanol.  However, as the world economy has shown some early signs of recovery, ethanol prices have recently been increasing, along with commodity prices generally.

We experienced an approximately 3% decrease in gallons of ethanol sold during our 2009 fiscal year compared to our 2008 fiscal year.  We attribute this decrease in ethanol sales with decreased ethanol production during 2009 compared to 2008 as a result of additional plant downtime during our 2009 fiscal year.  During the early part of our 2009 fiscal year, the ethanol industry was enduring unfavorable operating conditions.  This resulted in periods when our operating margins became negative.  In an attempt to avoid losses, we reduced ethanol production during January 2009 in order to perform plant cleaning and maintenance activities.  This allowed us to avoid some of the unfavorable operating conditions that existed in the ethanol industry during that time period and to reduce scheduled cleaning and maintenance during the remainder of our 2009 fiscal year.  Following this plant downtime, the ethanol plant produced ethanol very efficiently which increased our ethanol sales during the later part of our 2009 fiscal year.  This increased ethanol production allowed us to somewhat offset the decrease in ethanol sales we experienced during January 2009.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices.  These prices have been somewhat volatile due to the uncertainty that we are experiencing in the overall economy which has been affecting commodities prices for the last year.  Further, difficult weather conditions during the harvest in the fall of 2009 has resulted in increased corn prices which has positively impacted ethanol prices.  Management believes that there is currently a surplus of ethanol production capacity in the United States.  Management believes this has resulted in several ethanol producers decreasing ethanol and distiller’s grains production or halting operations altogether.  The amount of this idled ethanol production capacity has changed throughout our 2009 fiscal year as a result of changes in the spread between corn prices and ethanol prices.  Ethanol producers decreasing or ceasing production has an effect on the supply of ethanol in the market which can positively impact the price of ethanol.  Much of this idled ethanol capacity could come back online within a reasonably short period of time which could negatively impact ethanol prices.  We anticipate that the ethanol industry must continue to grow demand for ethanol in order to support current ethanol prices and retain profitability in the ethanol industry.

A debate continues with respect to changes in the allowable percentage of ethanol blended with gasoline for use in standard (non-flex fuel) vehicles.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  However, gasoline demand may be shrinking in the United States as a result of the global economic slowdown.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is used in the United States and it discounts the possibility of additional ethanol being used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2010.  The RFS mandate requires that 36 billion gallons of renewable fuels be used each year in the United States by 2022 which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in conventional automobiles.  Such higher percentage blends of ethanol have continued to be a contentious issue.  Automobile manufacturers and environmental groups are lobbying against higher percentage ethanol blends.  State and federal regulations prohibit the use of higher percentage ethanol blends in conventional automobiles and vehicle manufacturers have indicated that using higher percentage blends of ethanol in conventional automobiles would void the manufacturer’s warranty.  Without increases in the allowable percentage blends of ethanol, demand for ethanol may not continue to increase.  Our financial condition may be negatively affected by decreases in the selling price of ethanol resulting from ethanol supply exceeding demand.  Recently, the EPA has been considering allowing E15 to be used in standard vehicles.  However, the EPA has delayed making a decision on E15 until sometime in 2010.  See “Item 1 — BUSINESS — Competition” for more detailed information regarding E15 and the blending wall.

Distiller’s Grains

We produce distiller’s grains for sale in two separate forms, distiller’s dried grains with solubles (DDGS) and modified/wet distiller’s grains (MWDG).  We experienced a decrease in the average prices we received for our distiller’s grains, both DDGS and MWDG, during our 2009 fiscal year compared to the same period of 2008.  We experienced an approximately 14% decrease in the average price we received for our DDGS during our 2009 fiscal year compared to our 2008 fiscal year.  In addition, we experienced an approximately 16% decrease in the average price we received for our MWDG during our 2009 fiscal year compared to our 2008 fiscal year.  Management believes that the market prices for distiller’s grains change in relation to the prices of other animal feeds, such as corn and soybean meal.  As a result of the current economic situation and its effect on commodities prices, we experienced a significant decrease in the market prices of corn and soybean meal starting in the middle of 2008.  This resulted in a significant decrease in distiller’s grains prices.  We believe that the negative effect lower corn and soybean meal prices had on market distiller’s grains prices was somewhat offset by decreased distiller’s grains production by the ethanol industry during our 2009 fiscal year.  Management believes that several ethanol producers decreased ethanol and distiller’s grains production or ceased production altogether during 2009 as a result of unfavorable operating conditions.  Management believes this resulted in decreased distiller’s grains production which we believe had a positive impact on the market price of distiller’s grains which somewhat offset price decreases resulting from lower corn and soybean meal prices.

We experienced a significant decrease in the total tons of distiller’s grains we sold during our 2009 fiscal year compared to our 2008 fiscal year.  We experienced a decrease of approximately 11% in the total tons of DDGS we sold during our 2009 fiscal year compared to our 2008 fiscal year.  In addition, we experienced a decrease of approximately 21% in the total tons of MWDG we sold during our 2009 fiscal year compared to the same period of 2008.  We attribute this decrease in distiller’s grains sales with a combination of decreased distiller’s grains production during our 2009 fiscal year compared to our 2008 fiscal year and the fact that we commenced separating corn oil from our distiller’s grains during our 2009 fiscal year.  Management attributes the decrease in distiller’s grains production during our 2009 fiscal year with increased plant downtime we experienced during the early part of our 2009 fiscal year.  This increased plant downtime was scheduled to avoid unfavorable operating conditions in the ethanol industry during January 2009.  Further, this downtime allowed us to perform maintenance and cleaning activities that management believes has allowed the ethanol plant to operate very efficiently for the remaining portion of our 2009 fiscal year.  In addition, we commenced extracting corn oil from our distiller’s grains during our 2009 fiscal year in order to sell this corn oil separately from the distiller’s grains.  While this has provided a new revenue source for us, it has reduced the total tons of distiller’s grains we produce.  Management believes that extracting the corn oil from the distiller’s grains is more favorable to us than selling the corn oil and distiller’s grains together.

Corn Oil

Corn oil represents a new revenue source for us and as such we did not have any corn oil sales during our 2008 fiscal year that we can compare to our 2009 fiscal year.  We do not believe that separating the corn oil from our distiller’s grains will result in decreased revenue from our distiller’s grains sales on a per ton basis, however, it does decrease the total tons of distiller’s grains that we sell.  As we only recently completed installation of our corn oil separation equipment, we are continuing to fine-tune the operation of this equipment and find ways to operate this equipment more efficiently.

Cost of Goods Sold and Gross Profit

Our two primary costs of producing ethanol, distiller’s grains and corn oil are corn costs and natural gas costs.  We experienced a significant decrease in our cost of goods sold for our 2009 fiscal year compared to our 2008 fiscal year.

Corn Costs

Our largest cost associated with the production of ethanol, distiller’s grains and corn oil is corn costs.  We experienced a decrease in the total amount we paid for corn of approximately 25% for our 2009 fiscal year compared to our 2008 fiscal year.  We experienced a decrease in the average price we paid for corn on a purchase basis of approximately 23% for our 2009 fiscal year compared to our 2008 fiscal year.  Further, we experienced an approximately 3% decrease in our corn consumption for our 2009 fiscal year compared to our 2008 fiscal year.

During the middle of our 2008 fiscal year, commodities prices, including corn prices, increased significantly causing a peak at the end of June and early July 2008.  Following the peak, commodities prices fell sharply.  The record high corn prices we experienced during most of our 2008 fiscal year resulted in significantly higher cost of goods sold related to corn costs during our 2008 fiscal year.  Management believes that lower worldwide demand for commodities as a result of the current economic situation has resulted in lower commodities prices throughout our 2009 fiscal year.  This positively impacted the average price we paid per bushel of corn during our 2009 fiscal year compared to our 2008 fiscal year.

In recent months, corn prices have trended higher.  Management attributes this upward trend in corn prices with a general increase in commodity and financial markets recently.  Despite the fact that corn yields have been strong, uncertainty continues regarding the total amount of corn that was harvested and the quality of the corn harvested in the fall of 2009 as a result of the late harvest and unfavorable weather conditions that existed during the 2009 growing season.  If the corn that was harvested in the fall of 2009 was of poor quality, it might negatively impact the number of gallons of ethanol that can be produced per bushel of corn.  Further, management anticipates that corn demand may increase in the near future should global economic conditions continue to improve.  Should corn demand increase, it may result in further increases in the market price of corn.

We experienced a decrease in the total amount of corn we used to produce ethanol, distiller’s grains and corn oil during our 2009 fiscal year compared to the same period of 2008.  We used less corn during our 2009 fiscal year as a result of the fact that we experienced increased plant downtime during our 2009 fiscal year compared to our 2008 fiscal year.  Further, the ethanol plant operated more efficiently during our 2009 fiscal year by producing slightly more ethanol per bushel of corn compared to our 2008 fiscal year.  Management primarily attributes this increase in productivity with our installation of the corn oil extraction equipment which allows the ethanol plant to run more efficiently and other equipment adjustments made by management during our 2009 fiscal year.

Natural Gas Costs

We experienced a significant decrease in the average price we paid per MMBtu of natural gas during our 2009 fiscal year compared to our 2008 fiscal year.  The average price we paid per MMBtu of natural gas during our 2009 fiscal year was approximately 43% lower than the average price we paid during our 2008 fiscal year.  Management attributes this significant decrease in the average price we paid for natural gas with decreased commodity prices generally during 2009 compared to 2008.  Worldwide energy demand has decreased as a result of the global economic situation.  However, natural gas prices have recently been increasing.  Natural gas prices typically increase during the winter months as natural gas demand increases in colder climates that use natural gas for heating needs.  Management anticipates that natural gas prices will continue to increase during the winter months.  Should the economy continue to improve, it may result in increased energy demand, including increased natural gas demand.  This may result in further increases in natural gas prices.

We also experienced a decrease in our natural gas consumption of approximately 1% for our 2009 fiscal year compared to the same period of 2008.  Management attributes this slight decrease in our natural gas consumption with decreased ethanol and distiller’s grain production during our 2009 fiscal year compared to our 2008 fiscal year.

Realized and unrealized gains and losses related to our corn and natural gas derivatives instruments, including purchase commitments, resulted in an increase of approximately $181,000 in our cost of goods sold for the fiscal year ended October 31, 2009 compared to a decrease of approximately $1,243,000 in our cost of goods sold for the fiscal year ended October 31, 2008.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

We experienced a significant decrease in our operating expenses for our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease in operating expenses with decreased personnel, accounting and insurance costs during our 2009 fiscal year compared to our 2008 fiscal year.  We attribute these decreases in part to cost savings we have experienced as a result of the management services agreement we executed with

Homeland Energy Solutions, LLC in late 2008.  We recorded a decrease of operating expenses of approximately $352,000 related to this agreement during the 2009 fiscal year.

Impairment Loss

We experienced an impairment loss of $2.4 million during our 2009 fiscal year.  This impairment loss is related to the fact that the COBS project has been idled due to uncertainty related to the viability of the project.  As a result, we have reduced the value of COBS on our financial statement to $0.  The impairment loss represents the total investment by us and other equity owners of COBS.  Since we account for COBS as a subsidiary, we have included the entire value of the investment in COBS in our financial statements and subsequently we offset the impairment loss of $2.4 million with the $600,000 non-controlling interest in COBS.  This $600,000 represents the other COBS owners’ investment in the project.

Other Income (Expense)

We experienced a significant increase in our other expenses for our 2009 fiscal year compared to our 2008 fiscal year.  This was primarily due to decreases in the amount of net income reported to us from our investments.

Changes in Financial Condition for Fiscal Years Ended October 31, 2009 and 2008

We experienced an increase in our current assets at October 31, 2009 compared to October 31, 2008.  We experienced a significant increase in our accounts receivable at October 31, 2009 compared to October 31, 2008 related to the fact that at the end of October 2008 we were just completing a scheduled shutdown of the ethanol plant and therefore, had reduced production at that time.  Since we were producing less ethanol and distiller’s grains, the amount of receivables that we were generating was lower.

We experienced a significant decrease in the amount we had due from our commodities broker at October 31, 2009 compared to October 31, 2008, primarily as a result of changes we made to our risk management strategy following the end of our 2008 fiscal year.  We had a significant amount of funds that were being held in our margin account with our commodities broker on October 31, 2008 which were required to offset unrealized losses we experienced on our risk management positions at October 31, 2008.  Subsequent to the end of our 2008 fiscal year, we changed our risk management strategy in order to take fewer long positions on our raw material derivative instruments which along with less unrealized losses on our risk management resulted in us being required to maintain less cash in our margin account with our commodities broker.

The value of our inventory was comparable at October, 31 2009 compared to October 31, 2008, however the composition of our inventory was different.  The value of our raw material inventory was lower at October 31, 2009 compared to October 31, 2008 primarily as a result of decreased market corn prices at October 31, 2009 compared to October 31, 2008.   In addition, the value of our finished goods inventory was significantly higher at October 31, 2009 compared to October 31, 2008 as a result of an increase in the market price of ethanol compared to October 31, 2008 as well as the fact that we had a scheduled shut down at the end of October 2008 which reduced our ethanol and distiller’s grains ending inventories.

The net value of our property and equipment was significantly lower at October 31, 2009 compared to October 31, 2008.  This decrease in the net value of our property and equipment resulted primarily from increased accumulated depreciation and the impairment of the COBS project offset by limited fixed asset purchases.  The increase in the value of our property and equipment during our 2009 fiscal year was primarily related to the installation of our corn oil extraction equipment.  We have ongoing construction in progress of approximately $623,000 related to our slurry pump upgrade project and ongoing rail improvements.

We experienced an increase in the value of our investments at October 31, 2009 compared to October 31, 2008 primarily as a result of our $1.5 million investment in Guardian Energy as well as increases in the value of our investments in Absolute Energy, Homeland Energy Solutions and RPMG.  The value of our grant receivable was lower at October 31, 2009 compared to October 31, 2008 as a result of periodic payments pursuant to the Cerro Gordo County grant which were received during our first fiscal quarter of 2009 and an adjustment of the amount we anticipate receiving pursuant to this grant.  The amount of the Cerro Gordo County grant is directly related to the property taxes that we anticipate paying for our ethanol plant.  We recently adjusted our anticipated grant receivable as a result of a decrease in the estimated property tax payments and related refunds to be received under the grant from the 2007 plant expansion.

We experienced a significant decrease in our total current liabilities as of October 31, 2009 compared to October 31, 2008.  The value of our accounts payable was lower at October 31, 2009 compared to October 31, 2008 primarily as a result of lower corn and natural gas prices at October 31, 2009 compared to October 31, 2008.  The value of our accrued expenses was significantly lower at October 31, 2009 compared to October 31, 2008 as a result of having a lower of cost or market adjustment related to purchase commitments of approximately $2.6 million which was included on October 31, 2008 which has been reduced to $0 on October 31, 2009.  In addition, the value of our derivative instruments was significantly lower at October 31, 2009 compared to October 31, 2008 primarily as a result of changes in our risk management strategy following the end of our 2008 fiscal year and unrealized losses that we had at October 31, 2008.

Our long-term liabilities were lower at October 31, 2009 compared to October 31, 2008.  The value of our deferred compensation was lower at October 31, 2009 compared to October 31, 2008 as a result of a portion of the phantom units vesting and being paid during the fiscal year as well as the fact that two of our managers who participated in our deferred compensation program left following the end of our 2008 fiscal year prior to the time when some of their deferred compensation vested.  The value of the unvested portion of their deferred compensation was removed from this long-term liability.  Our total long-term liability related to our long-term debt was lower at October 31, 2009 compared to October 31, 2008 as a result of our continuing principal payments on our long-term debt.  In addition, the value of our deferred revenue at October 31, 2009 was lower compared to October 31, 2008 which correlates to the decrease in the grant receivable value and relates to a change in our estimate of the total grant payments to be received.

As of October 31, 2009 we no longer include the $600,000 non-controlling interest in COBS on our balance sheet which was included at October 31, 2008.  This was the result of the fact that the COBS project is no longer an active or viable project and we have reduced the value of COBS on our financial statements to $0.

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

The average price we received for our distiller’s grains increased significantly during our 2008 fiscal year compared to the same period of 2007.  We attribute this increase in distiller’s grains prices with high corn prices we experienced for much of our 2008 fiscal year.  Since distiller’s grains are commonly used as a feed substitute for corn, when the price of corn increases, it increases demand for distiller’s grains which leads to positive gains in the market price of distiller’s grains.  We marketed approximately 88% of our total distiller’s grains in the form of DDGS and approximately 12% of our total distiller’s grains in the form of MWDG.  The average price we received for DDGS for our 2008 fiscal year increased by approximately 71% compared to the average price we received for our 2007 fiscal year.   The average price we received for our MWDG during our 2008 fiscal year was approximately 50% higher than the average price we received for our 2007 fiscal year.  Increases in the price of distiller’s grains helped us to somewhat offset increases in the price we paid for corn with increased revenue from the sale of distiller’s grains.

Cost of Goods Sold and Gross Profit

We experienced a significant increase in our cost of goods sold during our 2008 fiscal year as a result of significant increases in the price and consumption of corn and natural gas by our ethanol plant during our 2008 fiscal year compared to our 2007 fiscal year.  The total number of bushels of corn we used increased by approximately 49% for our 2008 fiscal year compared to our 2007 fiscal year.  This increase in corn consumption was primarily the result of increased ethanol and distiller’s grains production by the ethanol plant.  Our total natural gas consumption increased by approximately 51% for our 2008 fiscal year compared to the same period of 2007.  The increase in natural gas consumption was larger than the increase in corn consumption due to the fact that we sold a larger percentage of our total distiller’s grains in the form of DDGS during our 2008 fiscal year which requires more natural gas to produce than MWDG.

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

Derivative Instruments

The Company evaluates its contracts to determine whether the contracts are derivative instruments.  Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting and treated as normal purchases or normal sales if documented as such.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

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

Accounting pronouncement

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Company adopted the codification with no impact on the financial statements.

The FASB has issued guidance on fair value measurements that provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This guidance may change how fair value is determined and also expands the required disclosures about fair value measurements. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We do not believe the adoption of the nonfinancial assets and nonfinancial liabilities will have a material impact on our financial statements.

The FASB issued guidance, which amends certain concepts related to consolidation of variable interest entities. It replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The guidance is effective for interim and annual periods beginning after November 15, 2009. The Company does not believe the adoption of this standard will have a material impact on the financial position or the results of operations.

The FASB has issued guidance which requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is not expected to have a material impact on our financial statements.

The Company adopted guidance on subsequent events and it did not have a material impact on our financial position or results of operations.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant for the next 12 months.  We do not anticipate seeking additional equity or debt financing during our 2010 fiscal year.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity sources for working capital or other purposes.

As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we have been able to reduce the amount outstanding on our revolving line of credit.  This has allowed us greater liquidity and has increased the amount of funds that are available to us on our revolving line of credit.  We anticipate continuing to pay down our revolving line of credit and anticipate continuing to improve our liquidity going forward.  However, should we once again experience unfavorable operating conditions in the ethanol industry that prevent us from profitably operating the ethanol plant, we could have difficulty maintaining our liquidity.

In June 2009, we completed a private placement offering where we raised an additional $4.3 million in equity which has allowed us to reduce the funds that we had outstanding on our revolving line of credit.  Our primary lender originally required that we raise an additional $5 million in equity in order to increase our liquidity.  However, our primary lender has indicated that the $4.3 million that we raised was sufficient to satisfy its requirements.

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

The following table shows cash flows for the fiscal years ended October 31, 2009 and 2008:

	Year ended October 31,
	2009	2008
Net cash provided by operating activities	$3,786,118	$24,810,571
Net cash used in investing activities	(4,188,071)	(8,992,008)
Net cash provided by (used in) financing activities	401,953	(17,650,678)

Cash Flow From Operations

We experienced a significant decrease in our net income for our 2009 fiscal year compared to our 2008 fiscal year which we primarily attribute to less favorable operating conditions in the ethanol industry during the beginning of our 2009 fiscal year compared to our 2008 fiscal year.  As of the end of our 2009 fiscal year, we experienced an unrealized loss on our risk management activities which was significantly less than the unrealized loss as of the end of our 2008 fiscal year. During our 2009 fiscal year, we reduced the value of COBS on our balance sheet which negatively impacted our net income but did not impact our cash flows.

We experienced a significantly larger increase in our accounts receivable for our 2009 fiscal year compared to our 2008 fiscal year which negatively impacted our cash flows in 2009.  In addition, during our 2009 fiscal year, we experienced a significant decrease in the amount we had due from our commodities broker compared to an increase for our 2008 fiscal year, which positively impacted our cash flows during the 2009 period.  In addition, we experienced a decrease in our accrued expenses as of the end of our 2009 fiscal year compared to at the end of our 2008 fiscal year which negatively impacted the cash that was provided by our operations during our 2009 fiscal year.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2009 fiscal year compared to our 2008 fiscal year.  We used significantly less cash for capital expenditures during our 2009 fiscal year compared to our 2008 fiscal year.  For our 2009 fiscal year, our primary capital expenditures related to our installation of the corn oil extraction equipment, our slurry pump project and our ongoing rail improvements.  During our 2008 fiscal year we used cash for capital expenditures primarily related to our railroad expansion, our tank farm project and engineering expenses related to the COBS project.  During our 2008 fiscal year, we paid the final retainage that we were holding related to our plant expansion project which resulted in the release of approximately $2 million that our primary lender, Home Federal, was holding in a restricted cash account.  During our 2009 fiscal year, we purchased an investment in Guardian Energy, LLC, an ethanol plant in Minnesota.  We did not make any investments during our 2008 fiscal year.  During our 2008 fiscal year, our cash from investing activities was negatively impacted by a $3 million increase in the cash we were holding for construction activities related to the COBS project.

Cash Flow From Financing Activities

Our financing activities provided cash for our operations during our 2009 fiscal year, primarily related to the additional equity that we raised through our private placement offering offset by a reduction in our long term debt.  Comparatively, we used cash for our financing activities during our 2008 fiscal year, primarily related to distributions that we paid during our 2008 fiscal year.  We did not make any distributions during our 2009 fiscal year.

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

Credit Facilities

In January 2004, we entered into a $33,500,000 credit facility with Home Federal Savings Bank of Rochester, Minnesota.  In November 2006, we restructured our existing debt financing and line of credit and we entered into a new credit facility for our expansion project with Home Federal Savings Bank.  Our restructured credit arrangement consists of a master credit agreement with three supplements.  The total value of the credit facility was $77,000,000; however this included the $32,000,000 value of the initial term loan to construct the ethanol plant, which was repaid in full in July 2007.  The total new funds available following the restructured credit facility was $45,000,000, split between a new expansion term loan of $30,000,000 and a revolving line of credit of $15,000,000.  In August 2007, we executed the first amendment to our credit facility increasing our line of credit from $15,000,000 to $20,000,000.  To secure this master credit agreement, we executed a mortgage on substantially all of our assets in favor of Home Federal in the amount of $82,000,000.

During our 2009 fiscal year, we executed two amendments to our credit facility.  On May 21, 2009 we executed the second amendment to our credit facility with Home Federal.  Pursuant to the second amendment to our Home Federal credit facility, we formalized the terms of a waiver that Home Federal granted us for our non-compliance with certain loan covenants as of October 31, 2008 and January 31, 2009.  Home Federal also changed the manner in which certain of our financial loan covenants are calculated, granted us a deferral of principal payments on our expansion term loan from June 1, 2009 until May 1, 2010 and gave us the ability to secure up to $2,500,000 in subordinated debt financing.  Home Federal also required us to raise an additional $5 million through an equity offering.  However, Home Federal notified us that the $4.3 million that we raised through our 2009 private offering was sufficient to satisfy its requirements.

Pursuant to the second amendment to our Home Federal credit facility, we agreed to a minimum interest rate of 6% on all of our variable interest rate debt and we agreed to maintain tangible net worth of at least $60,000,000.  Our tangible net worth is measured on a quarterly basis.  Due to current market interest rates, our interest rates would be significantly lower on our variable rate debt without this 6% minimum interest rate.  We also agreed to secure a guaranty of our obligations to Home Federal from Corn Oil Bio-Solutions, LLC.  We further agreed to pay Home Federal an origination fee of $23,000 and to pay all of Home Federal’s costs associated with the amendment as provided by our credit agreement.

We executed a third amendment to our Home Federal credit facility effective as of September 29, 2009.  Pursuant to the third amendment to our credit facility, Home Federal consented to our investment of up to $1,500,000 in Guardian Energy, LLC, an entity formed to purchase an ethanol plant that was formerly owned by VeraSun Energy.  Further, we agreed in the third amendment to terminate the deferral of principal payments which was approved by Home Federal in the second amendment to our Home Federal credit facility.  We also agreed to repay all of the deferred principal payments at the time we executed the third amendment and to re-commence repayment of our expansion loan as if the previous deferral of principal payments had not occurred.  We also agreed to pay Home Federal’s costs associated with the amendment to the credit facility as is required by the general terms of our credit agreement with Home Federal.

The master credit agreement supplies terms that are applicable to all three parts of the credit facility.  The terms that are specific to the original term loan, line of credit, and expansion loan are set out in three supplements to the master credit agreement.

The first supplement to the master credit agreement concerned the restructured term loan for our initial plant construction.  As of October 31, 2009, there was no outstanding principal balance of this term loan as we repaid the loan in full on July 17, 2007.

The second supplement to the master credit agreement relates to our revolving line of credit with Home Federal.  The total amount of the line of credit is $20,000,000.  The entire $20,000,000 revolving line of credit is available to us until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of our total indebtedness to our tangible net worth.  The revolving line of credit is subject to the 6% minimum interest rate we agreed to in the second amendment to the credit facility.  There is an annual fee for the line of credit of $25,000.  As of October 31, 2009, we had $6,900,000 outstanding on this line of credit.  As of October 31, 2009, interest accrued on our line of credit at the minimum interest rate of 6% per year.

The third supplement to the master credit agreement is a new term loan used to finance our ethanol plant expansion.  The amount of the expansion loan is $30,000,000.  On July 22, 2008, we converted $10,000,000 of our expansion term note to a fixed interest rate of 6.7% for five years from August 1, 2008.  We converted a portion of our expansion loan to a fixed rate in order to protect against potential future interest rate increases. The remaining amount of our expansion term loan is subject to a variable interest rate charged at the prime rate minus a rate based on the ratio of our total indebtedness to our tangible net worth.  The variable interest rate portion of our expansion loan is subject to the 6% minimum interest rate we agreed to in the second amendment to the credit facility.  The expansion loan’s maturity date is August 1, 2017.  As of October 31, 2009, our expansion loan had a balance of approximately $25,401,000.  As of October 31, 2009, the variable rate portion of our expansion loan accrued interest at the minimum rate of 6% per year.

Our variable interest rates are adjusted annually on March 1st.  We anticipate that interest will continue to accrued on our variable interest loans at the minimum rate of 6% due to current low market interest rates.  If interest rates increase, we could incur higher interest costs which could adversely affect our net income.

We have agreed to maintain certain financial covenants set out by Home Federal in our credit facility.  These financial covenants include a requirement that we maintain a tangible net worth of at least $60,000,000.  We have other restrictive covenants which require us to maintain certain minimum financial ratios and restrict our ability to make distributions to our members.  As of October 31, 2009, we were in compliance with all loan covenants pursuant to our credit agreements with Home Federal.  Based on current financial forecasts prepared by management, we anticipate being in compliance with all of our loan covenants during our 2010 fiscal year.

In addition to our financial loan covenants, we are required to maintain a tangible net worth of at least 60% of our total assets.  Should we fall below this 60% threshold, we are required to deposit, on a quarterly basis, 25% of our net income into a restricted cash account until we reach the 60% threshold.  As of October 31, 2009, our tangible net worth was in excess of 60% of our total assets so we are not required to maintain any amount in our restricted cash account.

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2009:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$39,721,000	$4,168,000	$8,336,000	$8,331,000	$18,886,000
Operating Lease Obligations	3,253,000	1,388,000	1,865,000	—	—
Purchase Obligations	6,447,000	6,447,000	—	—	—
Total Contractual Cash Obligations	$49,421,000	$12,003,000	$10,201,000	$8,331,000	$18,886,000

The long-term debt obligations in the table above include both principal and interest payments, excluding interest payments on the line of credit, at the interest rates applicable to the obligations as of October 31, 2009.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”).  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a balloon payment following the fifth year.  We started making principal payments on the $300,000 zero percent interest loan in January 2006.  The principal balance of this loan was approximately $223,000 as of October 31, 2009.  The loan is subordinate to our term loan and line of credit and is secured by our business assets including accounts receivable and inventory.  Funding for these loans was received in October 2004.  On August 15, 2008, we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  The maturity date of the $300,000 loan is December 2010.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  An amendment to these economic development grants was approved in May 2008 in order to clarify the benefits conferred by the grants for our expansion project.  The amendment provided that our expansion project was covered by these economic development grants.  Based on our 2009 assessment, the total present value of the amount we expect to receive pursuant to these economic development grants over the remaining life of the grant is approximately $3,460,000.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 44 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage multiplied by Mason City’s regular water rate ordinance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol, distiller’s grains and corn oil, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2009, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2009.  As of October 31, 2009, approximately 2% of our estimated corn usage, approximately 4% of our anticipated natural gas usage and approximately 3% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange.    The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2009	Approximate Adverse Change to Income
Natural Gas	3,000,000	MMBtu	10%	$1,227,000
Ethanol	112,000,000	Gallons	10%	$20,944,000
Corn	40,580,000	Bushels	10%	$14,428,000

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Golden Grain Energy, LLC

We have audited the accompanying consolidated balance sheets of Golden Grain Energy, LLC and subsidiary as of October 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC and subsidiary as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Golden Grain Energy, LLC’s internal control over financial reporting as of October 31, 2009, included in Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

Des Moines, Iowa

December 31, 2009

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

ASSETS	October 31, 2009	October 31, 2008

Current Assets
Cash and equivalents	$—	$—
Accounts receivable	8,688,389	3,647,003
Other receivables	483,871	726,483
Due from broker	1,767,870	4,685,735
Inventory	4,460,088	4,585,653
Prepaid expenses and other	829,601	619,384
Total current assets	16,229,819	14,264,258

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	24,866,370
Grain handling equipment	13,029,583	13,029,583
Office equipment	320,493	280,193
Plant and process equipment	66,771,971	61,082,072
Construction in progress	622,748	6,720,219
	117,373,498	117,240,770
Less accumulated depreciation	29,925,258	20,981,775
Net property and equipment	87,448,240	96,258,995

Other Assets
Investments	13,754,527	11,946,497
Grant receivable, net of current portion	3,154,344	4,103,261
Debt issuance costs, net of accumulated amortization (2009 $107,204; 2008 $72,435)	269,460	304,229
Total other assets	17,178,331	16,353,987

Total Assets	$120,856,390	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	October 31, 2009	October 31, 2008

Current Liabilities
Outstanding checks in excess of bank balance	$567,340	$871,632
Current portion long-term debt	2,624,164	2,447,079
Accounts payable	3,362,520	4,646,728
Accrued expenses	930,526	3,605,085
Derivative instruments	1,051,844	3,506,617
Deferred revenue	348,496	369,651
Total current liabilities	8,884,890	15,446,792

Long-term Liabilities
Deferred compensation	127,221	180,372
Long-term debt, net of current maturities	30,134,436	34,235,095
Deferred revenue, net of current portion	2,556,978	3,733,378
Total long-term liabilities	32,818,635	38,148,845

Non-Controlling Interest	—	600,000

Commitments and Contingencies

Members’ Equity (28,760,000 and 24,460,000 units issed and outstanding in 2009 and 2008 respectively)	79,152,865	72,681,603

Total Liabilities and Members’ Equity	$120,856,390	$126,877,240

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Revenues	$198,631,396	$278,702,939	$155,376,419

Cost of Goods Sold	191,044,396	257,715,593	131,504,098

Gross Profit	7,587,000	20,987,346	23,872,321

Operating Expenses	1,641,701	2,477,857	2,546,689

Impairment Loss	2,400,000	—	—

Operating Income	3,545,299	18,509,489	21,325,632

Other Income (Expense)
Interest income	8,564	67,086	226,346
Interest expense	(2,531,587)	(2,454,467)	(1,507,561)
Equity in net income of investments	597,130	1,773,468	285,708

Total	(1,925,893)	(613,913)	(995,507)

Net Income before non-controlling interest	1,619,406	17,895,576	20,330,125

Non-controlling interest	600,000	—	—

Net Income	$2,219,406	$17,895,576	$20,330,125

Basic & diluted net income per unit	$0.08	$0.73	$0.83

Weighted average units outstanding for the calculation of basic & diluted net income per unit	26,485,771	24,460,000	24,460,000

Distributions Per Unit	$—	$0.65	$1.00

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Cash Flows from Operating Activities
Net income	$2,219,406	$17,895,576	$20,330,125
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,978,251	7,988,231	5,911,717
Unrealized loss (gain) on risk management activities	(2,454,773)	3,847,284	2,937,138
Unrealized loss on purchase commitments	—	2,611,000	—
Gain on sale of fixed assets	—	(37,669)	—
Impairment of fixed assets	2,400,000	—	—
Non-controlling interest	(600,000)	—	—
Amortization of deferred revenue	(465,304)	(134,431)	(536,354)
Accretion of interest on grant receivable	(161,297)	(97,291)	(118,003)
Undistributed (earnings) in excess of distributions from investments	(152,686)	(1,773,468)	(285,708)
Deferred compensation expense (benefit)	7,936	57,022	71,955
Change in assets and liabilities
Accounts receivable	(5,041,386)	(226,728)	3,289,808
Inventory	125,565	(80,559)	(2,625,528)
Due from broker	2,917,865	(4,342,242)	(3,056,205)
Prepaid expenses and other	32,395	(621,389)	100,413
Accounts payable	(1,284,208)	(271,350)	2,135,094
Accrued expenses	(2,674,559)	(3,415)	428,230
Deferred compensation payable	(61,087)	—	—
Net cash provided by operating activities	3,786,118	24,810,571	28,582,682

Cash Flows from Investing Activities
Capital expenditures	(2,532,727)	(8,140,048)	(32,819,672)
Proceeds from sale of equipment	—	111,501	—
Decrease in restricted cash	—	2,036,539	2,049,812
Purchase of investments	(1,655,344)	—	(5,015,000)
Increase in cash held for construction	—	(3,000,000)	—
Net cash (used in) investing activities	(4,188,071)	(8,992,008)	(35,784,860)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	(304,292)	871,632	—
Payments for long-term debt	(3,923,574)	(3,935,462)	(5,228,412)
Proceeds from long-term debt	—	—	29,758,919
Contributions from members	4,300,000	—	—
Distribution to members	—	(15,899,000)	(24,460,000)
Payments received on grant receivable	377,963	712,152	173,695
Payments for offering costs	(48,144)	—	(276,663)
Contribution by non-controlling interest	—	600,000	—
Net cash provided by (used in) in financing activities	401,953	(17,650,678)	(32,461)

Net Increase (Decrease) in Cash and Equivalents	—	(1,832,115)	(7,234,639)

Cash and Equivalents – Beginning of Period	—	1,832,115	9,066,754

Cash and Equivalents – End of Period	$—	$—	$1,832,115

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2009	October 31, 2008	October 31, 2007

Supplemental Cash Flow Information

Interest paid net of capitalized interest (2009 $90,727; 2008 $0; $2007 $1,472,333)	$2,512,986	$2,508,768	$977,468

Supplemental Disclosure of Noncash Operating, Investing and Financing Activities

Construction in process in accounts payable	$—	$—	$1,940,026

Land improvement acquired through issuance of note payable	—	—	242,723

Deferred revenue received through grant receivable	—	2,090,416	2,683,398

Adjustment to grant receivable through deferred revenue	916,103	—	—

Debt issuance costs amortized to construction in process	—	—	73,186

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Changes in Members’ Equity

For the years ended October 31, 2009, 2008 and 2007

Balance - October 31, 2006	$74,814,902
Distribution for 24,460,000 Class A and Class B units, December 2006 and September 2007	(24,460,000)
Net income	20,330,125
Balance - October 31, 2007	70,685,027
Distribution for 24,460,000 Class A and Class B units, February 2008 and June 2008	(15,899,000)
Net income	17,895,576
Balance - October 31, 2008	72,681,603
Proceeds from the sale of 4,300,000 callable membership units, net of offering costs of $48,144	4,251,856
Net income	2,219,406
Balance - October 31, 2009	$79,152,865

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distillers grains with solubles and corn oil primarily in the continental United States.  The Company was a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa. Due to management’s uncertainty regarding the project’s feasibility an impairment loss of $2,400,000 was taken during the year ended October 31, 2009 which eliminates all net assets of COBS.  In addition, the non-controlling interest of $600,000 was written off during the year ended October 31, 2009.

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

Investments

The Company has less than a 20% investment interest in five unlisted companies in related industries.  These investments are being accounted for by the equity method of accounting under which the Company’s share of net income is recognized as income in the Company’s income statement and added to the investment account.  Distributions or dividends received from the investments are treated as a reduction of the investment account.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy, LLC end on September 30 and the fiscal years of Guardian Eagle, LLC, Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on September 30, 2009.

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

Shipping costs incurred by the Company in the sale of ethanol and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol and corn oil are recorded based on the net selling price reported to the

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

Company from the marketer.  Shipping costs incurred by the Company in the sale of distiller grain products are included in cost of goods sold.

Income Taxes

The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits.  As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Grant receivable and deferred revenue

Grant receivable is recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies.  The amendment to the grant was approved in May 2008.  These grants were recorded at their net present value using a discount rate of 6%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  During the year ended October 31, 2009 an adjustment was made to both the deferred revenue and grant receivable accounts based on updated estimates of anticipated cash receipts over the remaining years.  As of October 31, 2009 the present value of the grant receivable was approximately $3,461,000 and the corresponding deferred revenue was approximately $2,905,000.

Investment in commodities contracts, derivative instruments and hedging activities

The Company evaluates its contracts to determine whether the contracts are derivative instruments.  Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting and treated as normal purchases or normal sales if documented as such.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices.  All of the Company’s derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income.  Although the contracts are economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

probable and the costs can be reasonably estimated.  No expense has been recorded as of October 31, 2009 or 2008 for environmental liabilities.

Deferred Compensation Plan

The Company established a deferred compensation plan for management under a bonus and bonus phantom unit plan.  Costs of the plan are amortized over the vesting period, which ranges from three to five years from the grant date.  The liability under the plan is recorded at fair market value on the balance sheet based on the market price of the Company’s units as of October 31, 2009 and 2008, respectively.

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

Risks and Uncertainties

The current U.S. recession has reduced the nation’s demand for energy.  The bankruptcy filings of several of the industry’s major producers, specifically during 2008, has resulted in great economic uncertainty about the viability of ethanol.  The ethanol boom of recent years has spurred overcapacity in the industry and is currently nearing the RFS mandates.  Although margins over the last few months have been positive and will likely remain positive for the next few months, the Company will continue to evaluate margins on a regular basis and may reduce capacity or shut down the plant depending on the economic conditions at the time.

Recently Issued Accounting Standards

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Company adopted the codification with no impact on the financial statements.

The FASB has issued guidance on fair value measurements that provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  This guidance may change how fair value is determined and also expands the required disclosures about fair value measurements. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The implementation for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis is deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We do not believe the adoption of the nonfinancial assets and nonfinancial liabilities will have a material impact on our financial statements.

The FASB issued guidance, which amends certain concepts related to consolidation of variable interest entities. It replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The guidance is effective for interim and annual periods beginning after November 15, 2009. The Company does not believe the adoption of this standard will have a material impact on the financial position or the results of operations.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

The FASB has issued guidance which requires all entities to report non-controlling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is not expected to have a material impact on our financial statements.

The Company adopted guidance on subsequent events and it did not have a material impact on our financial position or results of operations.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

2.              INVENTORY

Inventory consisted of the following as of October 31, 2009 and October 31, 2008:

	October 31, 2009	October 31, 2008
Raw Materials	$2,466,680	$3,259,588
Work in Process	1,190,905	1,219,490
Finished Goods	802,503	106,575
Totals	$4,460,088	$4,585,653

Included in inventory is a lower of cost or market adjustment of approximately none and $389,000 as of October 31, 2009 and 2008, respectively.

3.              INVESTMENTS

Condensed, consolidated financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Eagle and RPMG is as follows (in 000’s)

	9/30/09	9/30/08
Current Assets	$137,121	182,648
Other Assets	$298,479	270,134
Current Liabilities	$114,318	188,605
Long-term Debt	$129,221	78,322
Members’ Equity	$192,061	191,762
Revenue	$1,906,561	2,657,313
Net Income (Loss)	$16,786	5,498

In addition, during September 2009, the Company made a $1,500,000 investment in Guardian Energy, LLC, a 100 million gallon ethanol plant near Janesville, MN.  This investment will give the Company approximately a 10% ownership interest in the facility which started production in October 2009.  No activity in Guardian Energy, LLC has been recorded in the financial statements since our original investment.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

4.              BANK FINANCING

The Company had the following amounts outstanding under credit agreements.

	October 31, 2009	October 31, 2008
Line of credit agreement for $20,000,000 requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a 6% floor effective March 1, 2009. (6% as of October 31, 2009) (a)	$6,900,000	$8,600,000

Fixed rate term loan requiring monthly interest payment at 6.7% in addition to monthly principal payments of approximately $75,000. (a)	9,024,939	9,865,109

Variable rate term loan requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a floor of 6% in addition to monthly principal payments of approximately $140,000. (6% as of October 31, 2009) (a)	16,376,354	17,775,489

Other notes payable	457,307	441,576
	32,758,600	36,682,174
Less amounts due within one year	2,624,164	2,447,079
Total	$30,134,436	$34,235,095

(a)          The credit agreement with the bank expires in August 2017 and is secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.

On May 21, 2009, we executed the Second Amendment to our Credit Agreement with Home Federal Savings Bank of Rochester, Minnesota.  Among other things, the amendment changed the manner in which certain covenants are calculated, implemented a minimum interest rate of 6% on all of our variable interest rate debt, and formalized a previous waiver of certain non-compliances with our loan covenants from October 31, 2008 and January 31, 2009. In September 2009, the Company agreed to repay to its lender principal payments that have been deferred since June 2009 and to resume making principal payments. As of October 31, 2009 we were in compliance with all covenants.

The estimated maturities of long-term debt taking the effects of the amendment noted above for the period ending October 31, 2009 are as follows:

2010	$2,624,164
2011	2,793,468
2012	2,970,379
2013	3,165,697
2014	3,365,286
Thereafter	17,839,606
Total	$32,758,600

5.              MEMBERS’ EQUITY

The Company sold 2,747,500 and 1,552,500 of Class A units during April 2009 and June 2009, respectively, for a purchase price of $1.00 per unit.  The units have a call feature that allows the Company to repurchase the units after

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

a minimum one year period for $1.00 per unit plus an accrued dividend at 18% per annum.  Total number of Class A and B units outstanding as of October 31, 2009 was 27,840,000, of which 4,300,000 have a call feature, and 920,000 respectively.

6.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the year ended 2009, 2008 and 2007 totaled approximately $60,908,000, $95,102,000 and $50,896,000, respectively.

As of October 31, 2009 and 2008, the Company has approximately $618,000 and $54,000 in payables to members of the Board of Directors who also own or manage elevators.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008.  Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement in an effort to reduce the costs of administrative overhead.  The Company recorded a reduction of approximately $352,000 to operating expenses during the year ended October 31, 2009.  There was no effect on the income statement for 2008 and 2007.

7.              LEASE OBLIGATIONS

The Company has three leases for equipment with original terms of 4 to 10 years.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease.   Rent expense for operating leases for the fiscal year ending October 31, 2009, 2008 and 2007 was approximately $1,638,000, $1,425,000 and $860,000, respectively.

At October 31, 2009 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2010	$1,388,000
2011	1,306,000
2012	559,000
Total lease commitments	$3,253,000

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

9.              EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages.  The Company made matching contributions of approximately $76,000, $72,000 and $64,000 during the years ended October 31, 2009, 2008 and 2007, respectively.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company also has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule.  During the years ended 2009, 2008 and 2007 the Company recorded compensation expense (benefit) related to this plan of approximately $(53,000), $124,000 and $72,000, respectively.  As of October 31, 2009 and 2008, the Company had a liability of approximately $127,000 and $180,000 outstanding as deferred compensation and has approximately $180,000 and $230,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 3 years. The amount to be recognized in future years as compensation expense is  estimated based on the fair value of the Company’s membership units as of October 31, 2009.  Fair value is determined by recent trading activity of the Company’s membership units. The Company had approximately 82,000 unvested equivalent phantom units outstanding under this plan as of October 31, 2009.

10.       QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2009
Total revenues	$41,584,973	$52,041,270	$52,988,884	$52,016,269
Gross profit (loss)	(6,334,325)	1,733,692	4,263,750	7,923,883
Impairment Loss	—	—	2,400,000	—
Income (loss) from operations	(6,727,895)	1,199,012	1,606,299	7,467,883
Net income (loss) before non-controlling interest	(7,745,022)	940,828	920,855	7,502,745
Non-controlling interest	—	—	600,000	—
Net income (loss)	(7,745,022)	940,828	1,520,855	7,502,745
Basic & diluted earnings (loss) per unit	(0.32)	0.04	0.05	0.31

Year ended December 31, 2008
Total revenues	$64,608,444	$72,786,518	$74,595,223	$66,712,754
Gross profit (loss)	15,889,556	14,686,216	3,170,959	(12,759,385)
Income (loss) from operations	15,242,197	13,941,278	2,595,438	(13,269,424)
Net income (loss)	14,424,616	13,569,255	2,585,080	(12,683,375)
Basic & diluted earnings (loss) per unit	0.59	0.55	0.11	(0.60)

Year ended December 31, 2007
Total revenues	$32,791,027	$33,721,324	$39,311,635	$49,552,433
Gross profit	10,219,817	4,174,797	2,819,559	6,658,148
Income from operations	9,502,166	3,418,310	2,358,958	6,046,198
Net income	9,537,489	3,553,789	1,909,657	5,329,190
Basic & diluted earnings per unit	0.39	0.15	0.08	0.21

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

11.       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol,  Distiller’s grain and Corn Oil marketing agreements and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory produced by the Company.  The marketing fees are presented net in revenues.

The Company has executed a Distiller’s Grains Marketing Agreement in November 2007 with a non related party for successive renewable one year periods. The Company will sell 100% of its distiller’s grain product under this marketing agreement.  The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place are as follows:

	2009	2008	2007
Sales ethanol & corn oil	$165,911,000	$234,777,000	$137,779,000
Sales distiller grains	33,910,000	38,199,000	—

Marketing fees ethanol	483,000	482,000	238,000
Marketing fees distiller grains	707,000	738,000	—

Amount due from ethanol marketer	8,112,000	3,268,000	2,477,000
Amount due from distiller marketer	576,000	360,000	—

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under derivative accounting guidelines and, therefore, are not marked to market in the Company’s financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the years ended 2009, 2008 and 2007 and the fair value of derivatives as of October 31, 2009 and 2008:

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

		Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
•	Commodity Contracts for the fiscal year ending 2009	Cost of Goods Sold	$871,000	(1,052,000)	(181,000)
•	Commodity Contracts for the fiscal year ending 2008	Cost of Goods Sold	$7,361,000	(3,507,000)	3,854,000
•	Commodity Contracts for the fiscal year ending 2007	Cost of Goods Sold	$(2,265,000)	341,000	(1,924,000)
Lower of cost or market adjustment on forward contracts deemed “normal purchases” for the fiscal year ending 2008		Cost of Goods Sold	$—	(2,611,000)	(2,611,000)

	Balance Sheet Classification	October 31, 2009	October 31, 2008
Futures contracts through December 2009	Current Assets (Liabilities)	$(1,052,000)	(3,507,000)

At October 31, 2009, the Company had outstanding commitments for purchases:

	Commitments Through	Amount

Corn (a)	March 2010	$6,447,000

(a) Approximately $2,131,000 is with related parties.

13.       FAIR VALUE MEASUREMENTS

Effective November 1, 2008, the Company adopted the fair value measurements and disclosure standards, which provides a framework for measuring fair value of all financial instruments that are being measured and reported on a fair value basis.

Fair value is defined in the standards as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from markets such as the CBOT and NYMEX.  Crush swaps are bundled contracts or combined contracts that include a portion of corn, ethanol and natural gas rolled into a single trading instrument.  These contracts are reported at fair value utilizing Level 2 inputs and are based on the various trading activity of the components of each segment of the bundled contract.

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis as of October 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$1,052,000	—	$1,052,000	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

14.       SUBSEQUENT EVENTS

Management of the Company has evaluated the period after the balance sheet date up through the date of this filing, which is the date that the financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2009.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2009.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2009 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2010 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2009 fiscal year end.  This proxy statement is referred to in this report as the 2010 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2010 Proxy Statement.

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

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

10.1	VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note dated October 14, 2004 between the registrant and the Iowa Department of Economic Development.		Exhibit 10.1 to the registrant’s Form 10-KSB filed with the Commission on January 31, 2005.

10.2	Future Advance Mortgage dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.3	Security Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.4	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2006.

10.5	Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.6	First Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.7	Second Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.8	Third Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.9	First Amendment to the Credit Agreement between the registrant and Home Federal Savings Bank dated August 1, 2007.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 13, 2007.

10.10	Distiller’s Grains Marketing Agreement with Hawkeye Gold, LLC dated November 13, 2007. +		Exhibit 10.19 to the registrant’s Form 10-K filed with the Commission on January 17, 2008.

10.11	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant’s Form 10-K filed with the Commission on January 29, 2009.

10.12	Management Phantom Unit and Bonus Plan dated December 19, 2008		Exhibit 10.12 to the registrant’s Form 10-K filed with the Commission on January 29, 2009.

10.13	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on March 17, 2009.

10.14	Second Amendment to the Credit Agreement between the registrant and Home Federal Savings Bank dated May 21, 2009.		Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on June 12, 2009.

10.15	Third Amendment to the Credit Agreement between the registrant and Home Federal Savings Bank dated September 29, 2009.	X

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2004.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 31, 2009	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 31, 2009	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 31, 2009	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 31, 2009	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 31, 2009	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date:	December 31, 2009	/s/ Chris Schwarck
Chris Schwarck, Director

Date:	December 31, 2009	/s/ Steve Retterath
Steve Retterath, Director

Date:	December 31, 2009	/s/ Stan Laures
Stan Laures, Director

Date:	December 31, 2009	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 31, 2009	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 31, 2009	/s/ Steve Core
Steve Core, Director

Date:	December 31, 2009	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 31, 2009	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 31, 2009	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director