Form 10-Q
period 2010-01-31
GOLDEN GRAIN ENERGY
filed 2010-03-16
CIK 1206942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2010

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

As of March 16, 2010, there were 27,840,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$4,389,326	$—
Accounts receivable	7,861,611	8,688,389
Other receivables	477,835	483,871
Due from broker	483,479	1,767,870
Inventory	4,291,053	4,460,088
Prepaid expenses and other	1,229,377	829,601
Total current assets	18,732,681	16,229,819

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	25,366,370
Grain handling equipment	13,029,583	13,029,583
Office equipment	320,493	320,493
Plant and process equipment	66,773,119	66,771,971
Construction in progress	675,625	622,748
	117,427,523	117,373,498
Less accumulated depreciation	32,220,706	29,925,258
Net property and equipment	85,206,817	87,448,240

Other Assets
Investments	14,843,674	13,754,527
Grant receivable, net of current portion	2,964,865	3,154,344
Debt issuance costs, net of accumulated amortization (2010 $115,897; 2009 $107,204)	260,767	269,460
Total other assets	18,069,306	17,178,331

Total Assets	$122,008,804	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Outstanding checks in excess of bank balance	$—	$567,340
Current portion long-term debt	2,665,828	2,624,164
Accounts payable	4,396,286	3,362,520
Accrued expenses	1,029,185	930,526
Derivative instruments	25,498	1,051,844
Deferred revenue	359,794	348,496
Total current liabilities	8,476,591	8,884,890

Long-term Liabilities
Deferred compensation	57,130	127,221
Long-term debt, net of current maturities	22,637,339	30,134,436
Deferred revenue, net of current portion	2,458,556	2,556,978
Total long-term liabilities	25,153,025	32,818,635

Commitments and Contingencies

Members’ Equity (28,760,000 units issued and outstanding in 2010 and 2009 respectively)	88,379,188	79,152,865

Total Liabilities and Members’ Equity	$122,008,804	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2010	January 31, 2009

Revenues	$58,816,607	$41,584,973

Cost of Goods Sold	49,607,487	47,919,298

Gross Profit (Loss)	9,209,120	(6,334,325)

Operating Expenses	661,678	393,570

Operating Income (Loss)	8,547,442	(6,727,895)

Other Income (Expense)
Interest income	34,290	5,695
Interest expense	(444,556)	(677,797)
Equity in net income (loss) of investments	1,089,147	(345,025)
Total	678,881	(1,017,127)

Net Income (Loss)	$9,226,323	$(7,745,022)

Basic & diluted net income (loss) per unit	$0.32	$(0.32)

Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	28,760,000	24,460,000

Distributions Per Unit	$—	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2010	January 31, 2009

Cash Flows from Operating Activities
Net income (loss)	$9,226,323	$(7,745,022)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,304,141	2,165,348
Unrealized (gain) on risk management activities	(1,026,346)	(412,505)
Unrealized loss on purchase commitments	—	(1,692,000)
Amortization of deferred revenue	(87,124)	(89,279)
Accretion of interest on grant receivable	(49,861)	(66,675)
Undistributed (earnings) losses in excess of distributions from investments	(1,089,147)	345,025
Deferred compensation expense (benefit)	11,422	(42,926)
Change in assets and liabilities
Accounts receivable	826,778	(839,714)
Inventory	169,035	179,858
Due from broker	1,284,391	392,185
Prepaid expenses and other	(389,003)	(316,739)
Accounts payable	1,033,766	1,118,501
Accrued expenses	98,659	(20,530)
Deferred compensation payable	(81,513)	(61,087)
Net cash provided by (used in) operating activities	12,231,521	(7,085,560)

Cash Flows from Investing Activities
Capital expenditures	(54,025)	(1,701,458)
Purchase of investments	—	(155,344)
Net cash (used in) investing activities	(54,025)	(1,856,802)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance	(567,340)	(644,560)
Payments for long-term debt	(7,455,433)	(594,430)
Proceeds from long-term debt	—	10,000,000
Payments received on grant receivable	234,603	181,352
Net cash provided by (used in) in financing activities	(7,788,170)	8,942,362

Net Increase in Cash and Equivalents	4,389,326	—

Cash and Equivalents – Beginning of Period	—	—

Cash and Equivalents – End of Period	$4,389,326	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended October 31, 2009, contained in the Company’s annual report on Form 10-K for 2009.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distillers grains with solubles and corn oil primarily in the continental United States.   The Company was a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa. Due to management’s uncertainty regarding the project’s feasibility an impairment loss of $2,400,000 was taken during the quarter ended July 31, 2009 which eliminates all net assets of COBS.  In addition, the non-controlling interest of $600,000 was written off during the quarter ended July 31, 2009.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on the quarter ended December 31, 2009.

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Shipping costs incurred by the Company in the sale of ethanol and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol and corn oil are recorded based on the net selling price reported to the Company from the marketer.  Shipping costs incurred by the Company in the sale of distiller grain products are included in cost of goods sold.

Inventory

Inventories are generally valued at the lower of cost (first-in, first-out) or market.  In the valuation of inventories and purchase and sale commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded as of January 31, 2010 or October 31, 2009 for environmental liabilities.

Fair Value

Financial instruments include cash and equivalents, receivables, due from broker, accounts payable, accrued expenses, long-term debt and derivative instruments.  Management believes the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date.  The fair value of derivative financial instruments is based on quoted market prices.  The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.  The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

2.              INVENTORY

Inventory consisted of the following as of January 31, 2010 and October 31, 2009:

	January 31, 2010	October 31, 2009
Raw Materials	$2,158,606	$2,466,680
Work in Process	1,236,972	1,190,905
Finished Goods	895,475	802,503
Totals	$4,291,053	$4,460,088

3.              BANK FINANCING

The Company had the following amounts outstanding under credit agreements.

	January 31, 2010	October 31, 2009
Line of credit agreement for $20,000,000 requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a 6% floor effective March 1, 2009. (6% as of January 31, 2010) (a)	$—	$6,900,000

Fixed rate term loan requiring monthly interest payment at 6.7% in addition to monthly principal payments of approximately $75,000. (a)	8,806,138	9,024,939

Variable rate term loan requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a floor of 6% in addition to monthly principal payments of approximately $140,000. (6% as of January 31, 2010) (a)	16,054,273	16,376,354

Other notes payable	442,756	457,307
	25,303,167	32,758,600
Less amounts due within one year	2,665,828	2,624,164
Total	$22,637,339	$30,134,436

(a) The credit agreement with the bank expires in August 2017 and is secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.

The estimated maturities of long-term debt taking the effects of the amendment noted above for the period ending January 31, 2010 are as follows:

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

2010	$2,665,828
2011	2,837,849
2012	3,017,600
2013	3,216,053
2014	3,415,083
Thereafter	10,150,754
Total	$25,303,167

4.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the three months ended January 31, 2010 and 2009 totaled approximately $19,222,000 and $21,502,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008.  Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead.  The Company recorded a reduction of approximately $98,000 and $49,000 to operating expenses during the three months ended January 31, 2010 and 2009, respectively.

5.              EMPLOYEE BENEFIT PLANS

The Company also has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule.  During the three months ended January 31, 2010 and 2009 the Company recorded compensation expense (benefit) related to this plan of approximately $11,400 and $(43,000), respectively.  As of January 31, 2010 and October 31, 2009, the Company had a liability of approximately $57,000 and $127,000 outstanding as deferred compensation and has approximately $216,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 3 years. The amount to be recognized in future years as compensation expense is estimated based on the fair value of the Company’s membership units as of January 31, 2010.  Fair value is determined by recent trading activity of the Company’s membership units. The Company had approximately 75,000 unvested equivalent phantom units outstanding under this plan as of January 31, 2010.

6.              COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol,  Distiller’s grain and Corn Oil marketing agreements and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory produced by the Company.  The marketing fees are presented net in revenues.

The Company executed a Distiller’s Grains Marketing Agreement in November 2007 for successive renewable one year periods. The Company will sell 100% of its distiller’s grain product under this marketing agreement.  The marketing fees are presented net in revenues.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009
Sales ethanol & corn oil	$50,784,000	33,421,000
Sales distiller grains	8,287,000	8,417,000

Marketing fees ethanol & corn oil	90,000	100,000
Marketing fees distiller grains	165,000	153,000

	As of January 31, 2010	As of October 31, 2009
Amount due from ethanol marketer	$6,522,000	8,112,000
Amount due from distiller marketer	1,305,000	576,000

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under derivative accounting guidelines and, therefore, are not marked to market in the Company’s financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the quarter ended January 31, 2010 and 2009 and the fair value of derivatives as of January 31, 2010 and October 31, 2009:

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

		Income Statement Classification	Realized Gain	Unrealized (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
•	Commodity Contracts for the three months ended January 31, 2010	Cost of Goods Sold	$228,000	(25,000)	203,000
•	Commodity Contracts for the three months ended January 31, 2009	Cost of Goods Sold	$2,223,000	(3,094,000)	(871,000)
Lower of cost or market adjustment on forward contracts deemed “normal purchases” for the three months ended January 31, 2009		Cost of Goods Sold	$—	(919,000)	(919,000)

	Balance Sheet Classification	January 31, 2010	October 31, 2009
Futures contracts through March 2010	Current (Liabilities)	$(25,000)	(1,052,000)

As of January 31, 2010, the Company had approximately these outstanding commitments for purchases:

	Commitments Through	Amount (a)
Corn – fixed price	March 2010	$4,120,000
Corn – basis contract	March 2010	19,079,000

(a) Approximately $13,199,000 is with related parties.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis as of January 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments	$25,000	—	$25,000	—

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

•	Changes in the availability and price volatility of corn and natural gas;

•	Decreases in the market price of ethanol, distiller’s grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	Negative impacts that our hedging activities may have on our operations;

•	Ethanol and distiller’s grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate additional revenue through the sale of corn oil;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation including the Renewable Fuel Standard and VEETC; and

•	Our ability to retain key employees and maintain labor relations.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements with these cautionary statements.

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distiller’s grains at the plant and have produced corn oil since February 2009.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.  We have capacity to produce approximately 110 million gallons of ethanol per year.

Our revenue is derived primarily from the sale and distribution of our ethanol, distiller’s grains and corn oil.  We market our products through professional third party marketers.  Our ethanol and corn oil are marketed by Renewable Products Marketing Group, LLC (RPMG).  Our distiller’s grains are marketed by Hawkeye Gold, LLC (Hawkeye Gold).  Hawkeye Gold is a subsidiary of Hawkeye Energy Holdings LLC.  Another subsidiary of Hawkeye Energy Holdings LLC, Hawkeye Renewables LLC, recently filed for Chapter 11 bankruptcy.  Management does not anticipate that this bankruptcy filing will negatively impact our agreement with Hawkeye Gold or indicates financial troubles for Hawkeye Gold.

The ethanol industry is benefited by the Renewable Fuels Standard (RFS) which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions.  Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

In addition to RFS2 which included green house gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in green house gases which is measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California which will significantly reduce demand for the ethanol we produce.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Currently, several lawsuits have been filed challenging the California LCFS.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  Recently, Congress passed legislation to reinstate the biodiesel credit until December 31, 2010.  However, the bills passed by the House and Senate must be reconciled and the bill must be signed by the President before the tax credit will be reinstated.  If the VEETC that benefits the ethanol industry is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.

Results of Operations for the Three Months Ended January 31, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31, 2010 (Unaudited)		Three Months Ended January 31, 2009 (Unaudited)
Income Statement Data	Amount	%	Amount	%
Revenues	$58,816,607	100.0	$41,584,973	100.0

Cost of Goods Sold	$49,607,487	84.3	$47,919,298	115.2

Gross Profit (Loss)	$9,209,120	15.7	$(6,334,325)	(15.2)

Operating Expenses	$661,678	1.1	$393,570	0.9

Operating Income (Loss)	$8,547,442	14.5	$(6,727,895)	(16.2)

Other Income (Expense)	$678,881	1.2	$(1,017,127)	(2.4)

Net Income (Loss)	$9,226,323	15.7	$(7,745,022)	(18.6)

Revenues.  Our total revenues were higher for the first fiscal quarter of 2010 compared to the same period of 2009 as a result of increased ethanol and distiller’s grains sales along with higher ethanol prices.  In addition, we had corn oil revenue during our first quarter of 2010 while there were no corn oil sales in the first quarter of 2009.  The total gallons of ethanol we sold during the first quarter of 2010 was approximately 23% higher than the total gallons that we sold during the first quarter of 2009.  In addition, the total tons of distiller’s grains we sold during the first quarter of 2010 was approximately 27% higher than the total tons of distiller’s grains we sold during the first quarter of 2009.  We attribute this increase in ethanol and distiller’s grains sales during the first quarter of 2010 with the fact that we reduced ethanol and distiller’s grains production during January 2009 for cleaning and maintenance as a result of unfavorable conditions in the ethanol industry.  This reduced our ethanol and distiller’s grains production during the first quarter of 2009 compared to the first quarter of 2010 and our ethanol and distiller’s grains sales as a result.  Going forward, management anticipates operating the ethanol plant at full capacity for the next 12 months with a shutdown twice per year for scheduled maintenance.

For the first quarter of 2010, ethanol sales accounted for approximately 86% of our revenues, distiller’s grains sales accounted for approximately 14% of our revenues and corn oil sales accounted for less than 1% of our revenues.  For the first quarter of 2009, ethanol sales accounted for approximately 84% of our revenues and distiller’s grains sales accounted for approximately 16% of our revenues.  We had no corn oil sales during the first quarter of our 2009 fiscal year.

The average price we received for our ethanol was approximately 23% higher for the first quarter of 2010 compared to the first quarter of 2009.  Management attributes this increase in ethanol prices with lower commodity prices, including ethanol, during the 2009 period as a result of the worldwide economic recession.  Management anticipates that ethanol prices will remain relatively stable during the rest of our 2010 fiscal year with the typical price and demand increases during the summer driving season.  However, management anticipates that if the EPA approves a 15% ethanol blend for standard (non-flex fuel) vehicles, it could positively impact ethanol demand and ethanol prices during the latter part of our 2010 fiscal year.  Conversely, ethanol prices could be hurt if additional ethanol supply capacity enters the market without corresponding increases in ethanol demand.  This could result if the 15% blend is not implemented and the ethanol industry reaches the blending wall of approximately 13.5 billion gallons of ethanol during our 2010 fiscal year.

During our first quarter of 2010, we experienced a decrease in the average price we received for our dried distiller’s grains of approximately 19% compared to the first quarter of 2009.  Management attributes this decrease in dried distiller’s grains prices with the decrease in ethanol and distiller grain production during 2009 due to idled ethanol plants throughout the region and increased distiller’s grains supply in northern Iowa during 2010 due to the start-up of idled and/or new ethanol plants.  During our first quarter of 2010, the average price we received for our modified/wet distillers’ grains remained relatively stable compared to the first quarter of 2009.  Management anticipates that distiller’s grains prices will remain relatively stable in the next several months.  However, management believes that distiller’s grains prices will largely depend on corn and soybean prices.  If corn and soybean prices significantly decrease, management anticipates that distiller’s grains prices will similarly decrease.

We are continuing to fine tune the operation of our corn oil extraction equipment.  We continue to experience reliability issues with the corn oil extraction equipment.  However, management believes that the corn oil extraction equipment improves the operating efficiency of the ethanol plant in addition to the new revenue source.  Further, management does not believe that the sale of corn oil separately from our distiller’s grains has a negative impact on the prices we receive for our distiller’s grains.

Cost of Goods Sold.  Our cost of goods sold was slightly higher for the first quarter of 2010 compared to the first quarter of 2009.  This increase in cost of goods sold was primarily the result of a significant increase in the amount of corn that we used during the first quarter of 2010 compared to the first quarter of 2009, offset by a significant decrease in our average cost per bushel of corn during the 2010 period.  We purchased approximately 23% more corn during the first quarter of 2010 compared to the first quarter of 2009.  The reason for this significant increase in corn purchases was that we produced more ethanol and distiller’s grains during the first quarter of 2010 since we reduced our ethanol and distiller’s grains production during January 2009.  This significant increase in the number of bushels of corn that we used in production was partially offset by an approximately 11% decrease in our average cost per bushel of corn during the first quarter of 2010 compared to the first quarter of 2009 as well as a $919,000 lower of cost or market adjustment recognized in the first quarter of 2009.

Management anticipates that corn prices will remain in a trading range in the next several months similar to that over the past few months.  However, corn prices could increase during our 2010 fiscal year should we experience unfavorable weather conditions which affect expected corn yields for the fall of 2010.  In addition, if demand for corn increases significantly, such as from improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.  Further, concern remains regarding the quality of the corn that was harvested in 2009.  Poor quality corn may reduce the amount of ethanol that can be produced per bushel of corn and could negatively impact distiller’s grains prices.  Management does not anticipate having difficulty securing all the corn that it requires to operate the ethanol plant at capacity in the next 12 months.

We also experienced a significant decrease in our natural gas costs during the first quarter of 2010 compared to the same period of 2009.  Our natural gas costs were lower because of approximately a 30% decrease in the price we paid for natural gas during the first quarter of 2010 compared to the same period of 2009 offset partially by an approximately 17% increase in natural gas consumption during 2010.  This decrease in natural gas consumption is due to our reduced ethanol production during January 2009.  Management attributes this decrease in natural gas prices with the general decrease in energy prices over 2009 and from not having high priced contracts for natural gas that we had during the first two quarters of our 2009 fiscal year.

Management anticipates that natural gas prices will be relatively stable in the next several months with the regular seasonal reductions in natural gas premium prices following the winter months.  However, should we experience more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, this could result in significant increases in natural gas prices.

We experienced an approximately $203,000 combined realized and unrealized gain for the three month period ending January 31, 2010 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.  By comparison, we experienced an approximately $871,000 combined realized and unrealized loss for the three months ending January 31, 2009 related to our corn and natural gas derivative instruments which increased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses.  We experienced a significant increase in our operating expenses during the first quarter of 2010 compared to the same period of 2009.  This increase in our operating expenses is primarily related to increased personnel expense, advertising and promotion expenses and increased insurance expenses.

Other Income (Expense).  We experienced other income for the first quarter of 2010 compared to other expense for the first quarter of 2009.  We had more interest income and less interest expense during the first quarter of 2010 compared to the first quarter of 2009 because of our improved cash position and less debt.  In addition, we experienced a significant increase in the net income of our investments during the first quarter of 2010 primarily related to our investments in other ethanol plants and the improved ethanol market compared to the first quarter of 2009.

Changes in Financial Condition for the Three Months Ended January 31, 2010

Current Assets.  Our current assets were higher at January 31, 2010 compared to October 31, 2009.  The increase is primarily the result of a significant increase in cash that we had on hand at January 31, 2010 due to improved conditions in the ethanol market.  As of January 31, 2010, we had more than $4.3 million in cash, whereas at October 31, 2009, we were relying on our revolving line of credit.  We experienced a decrease in our accounts receivable at January 31, 2010 compared to October 31, 2009 as a result of a drop in ethanol prices.  We experienced a significant decrease in the amount of cash that our commodities broker was holding in our margin account at January 31, 2010 compared to October 31, 2009 partially as a result of contracts that were outstanding as of October 31, 2009 but settled by January 31, 2010.  Our prepaid expenses were higher at January 31, 2010 compared to October 31, 2009 as a result of an insurance payment we made in November 2009 which covers our insurance premiums for the entire year.

Property and Equipment.  The net value of our property and equipment was lower at January 31, 2010 compared to October 31, 2009 primarily as a result of increases in our accumulated depreciation.  In addition, we have ongoing construction in progress related to our slurry pump upgrade project and ongoing rail improvements.

Other Assets.  Our other assets were higher at January 31, 2010 compared to October 31, 2009 due mainly to the income recognized from our equity method investments during the quarter.

Current Liabilities.  Our current liabilities were lower at January 31, 2010 compared to October 31, 2009, primarily as a result of a decrease in our checks outstanding in excess of bank balances and a significant decrease in the liability associated with our derivative instruments.  These changes were partially offset by an increase in our accounts payable at January 31, 2010 compared to October 31, 2009.  Due to improved conditions in the ethanol industry during the first quarter of our 2010 fiscal year, we generated significant cash from our operations.  As a result, we were not relying on our revolving line of credit at January 31, 2010.

Long-term Liabilities.  Our long-term liabilities were lower at January 31, 2010 compared to October 31, 2009, primarily as a result of ongoing payments we made on our term loan with Home Federal and the fact that we have paid off all amounts outstanding on our revolving line of credit with Home Federal as of January 31, 2010.  We had $6.9 million outstanding on our revolving line of credit with Home Federal as of October 31, 2009.  We experienced a decrease in our deferred compensation at January 31, 2010 compared to October 31, 2009 as a result of payments we made to certain of our executive officers and key employees pursuant to our deferred compensation plan.

Distributions to Members

We did not make any distributions to our members during the first three months of our 2010 fiscal year.  Management anticipates continuing to monitor our cash position and our projections regarding our profitability in determining whether to make a distribution to our members during our 2010 fiscal year.  Any such distribution will be subject to approval by our primary lender, Home Federal.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we have been able to reduce our reliance on our revolving line of credit.  We did not have any amount outstanding on our revolving line of credit as of January 31, 2010 and we had more than $4.3 million in cash on hand as of January 31, 2010.

We do not currently anticipate seeking additional equity or debt financing in the near term.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital resources in the next 12 months.  However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require capital expenditures.

The following table shows cash flows for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31
	2010	2009
Net cash provided by (used in) operating activities	$12,231,521	$(7,085,560)
Net cash (used in) investing activities	$(54,025)	$(1,856,802)
Net cash provided by (used in) financing activities	$(7,788,170)	$8,942,362

Cash Flow From Operations

We experienced a significant change in our cash flows from operations for the three month period ended January 31, 2010 compared to the same period of 2009.  This change is primarily related to a significant change in our net income for the first quarter of 2010 compared to the first quarter of 2009.  We had net income of more than $9.2 million for the first quarter of 2010 compared to a net loss of more than $7.7 million for the first quarter of 2009.

Cash Flow From Investing Activities

We used significantly less cash for investing activities during the three months ended January 31, 2010 compared to the same period of 2009.  During the three months ended January 31, 2009, we used cash primarily for the installation of our corn oil extraction equipment verses significantly fewer capital expenditures during the same quarter for 2010.

Cash Flow From Financing Activities.

During the first quarter of our 2010 fiscal year, we used cash for financing activities primarily as a result of payments we made on our long-term debt and revolving line of credit with Home Federal.    By comparison, our financing activities provided cash for our operations during the first fiscal quarter of 2009.  We received $10 million in advances on our line of credit with Home Federal during the first fiscal quarter of 2009.  This was primarily the result of poor operating conditions in the ethanol industry during that time period.

Short-Term and Long-Term Debt Sources

We currently have two credit facilities with our primary lender, Home Federal Savings Bank of Rochester, Minnesota.  We have a revolving line of credit and an expansion loan we used to finance our plant expansion project.

Revolving Line of Credit

The amount of our revolving line of credit is $20,000,000 which is available to us until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of our total indebtedness to our tangible net worth with a minimum annual interest rate of 6.0%.  There is an annual fee for the line of credit of $25,000.  As of January 31, 2010, we had $0 outstanding on this line of credit and $20 million available to be drawn.

Expansion Loan

The original principal amount of our expansion loan was $30,000,000.  The expansion loan’s maturity date is August 1, 2017.  As of January 31, 2010 we had approximately $16,054,000 outstanding on the variable interest portion of our expansion loan at 6.0% interest and approximately $8,806,000 outstanding on the fixed interest portion of the expansion loan at a rate of 6.70% interest.  We started making payments on the expansion loan in October 2007 and on July 21, 2008, we elected to secure a fixed interest rate on a portion of our expansion loan.

Our variable interest rates are adjusted annually on March 1st.  However, as a result of current low interest rates, our variable interest rate loans will continue to accrued interest at the 6.0% minimum interest rate.

Covenants

Our credit agreements with Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  As of January 31, 2010, we were in compliance with all of our loan covenants with Home Federal.  We anticipate that we will be in compliance with our loan covenants for the next 12 months.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of January 31, 2010 was approximately $218,000.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  Based on our 2009 assessment, the total amount of these grants is expected to be approximately $6 million, which will be paid semi-annually over a 10-year period with the final payment being made in 2019.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the January 31, 2010 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarters ended January 31, 2010 and 2009, the Company recorded combined realized and unrealized gains (losses) for derivatives from corn and natural gas of approximately $203,000 and $(871,000) respectively.  These gains (losses) are recorded in cost of goods sold.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. While we have certain variable interest rate loans, these loan are subject to a minimum interest rate and will not be subject to adjustment until March 1, 2011.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

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

As of January 31, 2010, we had price protection in place for approximately 4% of our anticipated corn needs, approximately 6% of our natural gas needs and 7% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2010.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 1/31/2010	Approximate Adverse Change to Income
Natural Gas	2,963,000	MMBTU	10%	$1,832,000
Ethanol	107,000,00	Gallons	10%	$18,500,000
Corn	39,637,000	Bushels	10%	$15,009,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended January 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K.  The risk factor set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2009, included in our annual report on Form 10-K.

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%.  This excise tax credit is set to expire on December 31, 2010.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the portion of VEETC that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel.  If the portion of VEETC that benefits ethanol is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

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

GOLDEN GRAIN ENERGY, LLC

Date:	March 16, 2010	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2010	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)