Form 10-Q
period 2010-04-30
GOLDEN GRAIN ENERGY
filed 2010-06-09
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2010

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

As of June 9, 2010, there were 27,840,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

ASSETS	April 30, 2010	October 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$9,168,984	$—
Accounts receivable	1,449,037	8,688,389
Other receivables	428,308	483,871
Due from broker	1,119,171	1,767,870
Inventory	5,774,830	4,460,088
Prepaid expenses and other	1,133,369	829,601
Total current assets	19,073,699	16,229,819

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	25,366,370
Grain handling equipment	13,356,924	13,029,583
Office equipment	320,493	320,493
Plant and process equipment	67,139,607	66,771,971
Construction in progress	314,061	622,748
	117,759,788	117,373,498
Less accumulated depreciation	34,517,275	29,925,258
Net property and equipment	83,242,513	87,448,240

Other Assets
Investments	15,768,476	13,754,527
Grant receivable, net of current portion	2,785,643	3,154,344
Debt issuance costs, net of accumulated amortization (2010 $124,589; 2009 $107,204)	252,075	269,460
Total other assets	18,806,194	17,178,331

Total Assets	$121,122,406	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	April 30, 2010	October 31, 2009
	(Unaudited)	(Audited)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$567,340
Current portion long-term debt	2,900,585	2,624,164
Accounts payable	3,025,460	3,362,520
Accrued expenses	1,048,767	930,526
Derivative instruments	248,473	1,051,844
Deferred revenue	359,794	348,496
Total current liabilities	7,583,079	8,884,890

Long-term Liabilities
Deferred compensation	86,160	127,221
Long-term debt, net of current maturities	21,813,281	30,134,436
Deferred revenue, net of current portion	2,371,432	2,556,978
Total long-term liabilities	24,270,873	32,818,635

Commitments and Contingencies

Members’ Equity (28,760,000 units issued and outstanding in 2010 and 2009 respectively)	89,268,454	79,152,865

Total Liabilities and Members’ Equity	$121,122,406	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009

Revenues	$44,027,018	$52,041,270	$102,843,625	$93,626,243

Cost of Goods Sold	43,248,727	50,307,578	92,856,214	98,226,876

Gross Profit (Loss)	778,291	1,733,692	9,987,411	(4,600,633)

Operating Expenses	611,864	534,680	1,273,542	928,250

Operating Income (Loss)	166,427	1,199,012	8,713,869	(5,528,883)

Other Income (Expense)
Interest income	23,100	1,848	57,390	7,543
Interest expense	(390,571)	(436,995)	(835,127)	(1,114,792)
Equity in net income (loss) of investments	1,090,310	176,963	2,179,457	(168,062)
	722,839	(258,184)	1,401,720	(1,275,311)

Net Income (Loss)	$889,266	$940,828	$10,115,589	$(6,804,194)

Basic & diluted net income (loss) per unit	$0.03	$0.04	$0.35	$(0.28)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	28,760,000	24,739,333	28,760,000	24,599,667
Distributions Per Unit	$—	$—	$—	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2010	April 30, 2009

Cash Flows from Operating Activities
Net income (loss)	$10,115,589	$(6,804,194)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,609,402	4,408,203
Unrealized (gain) on risk management activities	(803,371)	(2,947,198)
Amortization of deferred revenue	(174,248)	(178,558)
Accretion of interest on grant receivable	(88,939)	(120,422)
Undistributed (earnings) losses in excess of distributions from investments	(2,013,949)	168,062
Deferred compensation expense (benefit)	40,452	(22,093)
Change in assets and liabilities
Accounts receivable	7,239,352	(2,331,600)
Inventory	(1,314,742)	622,325
Due from broker	648,699	3,897,795
Prepaid expenses and other	(243,468)	(384,268)
Accounts payable	(337,060)	643,810
Accrued expenses	118,241	(2,692,318)
Deferred compensation payable	(81,513)	(61,087)
Net cash provided by (used in) operating activities	17,714,445	(5,801,543)

Cash Flows from Investing Activities
Capital expenditures	(386,290)	(2,249,480)
Purchase of investments	—	(155,344)
Net cash (used in) investing activities	(386,290)	(2,404,824)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance	(567,340)	(871,632)
Payments for long-term debt	(8,044,734)	(1,234,661)
Proceeds from long-term debt	—	8,200,000
Contributions from members	—	2,747,500
Payments received on grant receivable	452,903	368,452
Payments for offering costs	—	(48,144)
Net cash provided by (used in) in financing activities	(8,159,171)	9,161,515

Net Increase in Cash and Equivalents	9,168,984	955,148

Cash and Equivalents — Beginning of Period	—	—

Cash and Equivalents — End of Period	$9,168,984	$955,148

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2010 $0 and 2009 $90,727)	$879,970	$1,085,008

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on the quarter ended March 31, 2010.

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

Inventory

Inventories are generally valued at the lower of cost (first-in, first-out) or market.  In the valuation of inventories and purchase commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded as of April 30, 2010 or October 31, 2009 for environmental liabilities.

Fair Value

Financial instruments include cash and equivalents, receivables, due from broker, accounts payable, accrued expenses, long-term debt and derivative instruments.  Management believes the fair value of each of these instruments approximates their carrying value in the balance sheet as of the balance sheet date except for long-term debt.  The fair value of derivative financial instruments is based on quoted market prices.  The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.  The fair value of the long-term debt is estimated at approximately $25,997,000 based on

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

2.              INVENTORY

Inventory consisted of the following as of April 30, 2010 and October 31, 2009:

	April 30, 2010	October 31, 2009
Raw Materials	$3,026,221	$2,466,680
Work in Process	1,095,000	1,190,905
Finished Goods	1,653,609	802,503
Totals	$5,774,830	$4,460,088

3.              BANK FINANCING

The Company had the following amounts outstanding under credit agreements.

	April 30, 2010	October 31, 2009
Line of credit agreement for $20,000,000 requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a 6% floor effective March 1, 2009. (6% as of April 30, 2010) (a)	$—	$6,900,000

Fixed rate term loan requiring monthly interest payment at 6.7% in addition to monthly principal payments of approximately $75,000. (a)	8,580,278	9,024,939

Variable rate term loan requiring monthly interest payments at prime minus a rate based on the Company’s total indebtedness to its tangible net worth adjusted annually with a floor of 6% in addition to monthly principal payments of approximately $140,000. (6% as of April 30, 2010) (a)	15,705,669	16,376,354

Other notes payable	427,919	457,307
	24,713,866	32,758,600
Less amounts due within one year	2,900,585	2,624,164
Total	$21,813,281	$30,134,436

(a)          The credit agreement with the bank expires in August 2017 and is secured by substantially all of the assets of the Company.  The Company has restrictive covenants including, but not limited to, requiring minimum financial ratios and limitations on capital expenditures, investments and distributions.

The estimated maturities of long-term debt for the period ending April 30, 2010 are as follows:

2010	$2,900,585
2011	2,858,647
2012	3,047,875
2013	3,246,120
2014	3,437,328
Thereafter	9,223,311
Total	$24,713,866

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

4.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the three and six months ended April 30, 2010 totaled approximately $13,349,000 and $32,571,000, respectively and during the three and six months ended April 30, 2009 totaled approximately $14,922,000 and $36,424,000, respectively

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008.  Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead.  The Company recorded a reduction of approximately $104,000 and $202,000 to operating expenses during the three and six months ended April 30, 2010 and $115,000 and $165,000 for the three and six months ended April 30, 2009, respectively.

5.              EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule.  During the three and six months ended April 30, 2010 the Company recorded compensation expense related to this plan of approximately $29,000 and $40,000, respectively and for the three and six months ended April 30, 2009, the Company recorded compensation expense (benefit) of approximately $39,000 and $(22,000).  As of April 30, 2010 and October 31, 2009, the Company had a liability of approximately $86,000 and $127,000 outstanding as deferred compensation and has approximately $187,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 3 years. The amount to be recognized in future years as compensation expense is estimated based on the fair value of the Company’s membership units as of April 30, 2010.  Fair value is determined by recent trading activity of the Company’s membership units. The Company had approximately 75,000 unvested equivalent phantom units outstanding under this plan as of April 30, 2010.

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

Approximate sales and marketing fees related to the agreements in place as of April 30 are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	April 30, 2010		April 30, 2009
Sales ethanol & corn oil	$36,356,000	87,138,000	42,671,000	76,092,000
Sales distiller grains	7,161,000	15,448,000	9,694,000	18,111,000

Marketing fees ethanol & corn oil	120,000	207,000	133,000	233,000
Marketing fees distiller grains	182,000	347,000	190,000	343,000

	As of April 30, 2010	As of October 31, 2009
Amount due from ethanol & corn oil marketer	1,240,000	8,112,000
Amount due from distiller marketer	209,000	576,000

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under derivative accounting guidelines and, therefore, are not marked to market in the Company’s financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for period ended April 30, 2010 and 2009 and the fair value of derivatives as of April 30, 2010 and October 31, 2009:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)		Total Gain (Loss)
Derivatives not designated as hedging instruments:
• Commodity Contracts for the three months ended April 30, 2010	Revenue Cost of Goods Sold	$975,000 (479,000)	(164,000 438,000)		811,000 (41,000)
• Commodity Contracts for the six months ended April 30, 2010	Revenue Cost of Goods Sold	$975,000 246,000	(164,000 (84,000	) )	811,000 162,000
• Commodity Contracts for the three months ended April 30, 2009	Cost of Goods Sold	$(2,724,000)	3,098,000		374,000
• Commodity Contracts for the six months ended April 30, 2009	Cost of Goods Sold	$62,000	(559,000)		(497,000)
Lower of cost or market adjustment on forward contracts deemed “normal purchases” for the six months ended April 30, 2009	Cost of Goods Sold	$—	(2,611,000)		(2,611,000)

	Balance Sheet Classification	April 30, 2010	October 31, 2009
Futures contracts through July 2011	Current (Liabilities)	$(248,000)	$(1,052,000)

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

As of April 30, 2010, the Company had approximately these outstanding commitments for purchases:

	Commitments Through	Amount (a)
Corn — fixed price	March 2011	$6,919,000
Corn — basis contract	March 2011	$18,196,000

(a) Approximately $20,233,000 is with related parties.

8.              FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis as segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments
• April 30, 2010	$248,000	—	$248,000	—
• October 31, 2009	1,052,000	—	1,052,000	—

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

•                  Decreases in the market price of ethanol, distillers grains and corn oil;

•                  Our ability to satisfy the financial covenants contained in our credit agreements with our lender;

•                  Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•                  Hedging activities that negatively impact our operations;

•                  Ethanol and distillers grains supply exceeding demand and corresponding price reductions;

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distillers grains at the plant and have produced corn oil since February 2009.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.  We have capacity to produce approximately 110 million gallons of ethanol per year.

Our revenue is derived primarily from the sale and distribution of our ethanol, distillers grains and corn oil.  We market our products through professional third party marketers.  Our ethanol and corn oil are marketed by Renewable Products Marketing Group, LLC (RPMG).  Our distillers grains are marketed by Hawkeye Gold, LLC (Hawkeye Gold).

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol produced in the Midwest from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Several lawsuits have been filed challenging the California LCFS.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of 10%.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.  On December 31, 2009, the biodiesel blenders’ credit was allowed to expire.  Recently, the House passed legislation to reinstate the biodiesel blenders’ credit until December 31, 2010 but it is awaiting approval from the Senate.  However, the bills passed by the House and Senate must be reconciled and the final bill must be signed by the President before the tax credit will be reinstated.  If VEETC is allowed to expire, it could negatively impact demand for ethanol and may harm our financial condition.

Results of Operations for the Three Months Ended April 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30, 2010		Three Months Ended April 30, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$44,027,018	100.0	$52,041,270	100.0

Cost of Goods Sold	$43,248,727	98.2	$50,307,578	96.7

Gross Profit	$778,291	1.8	$1,733,692	3.3

Operating Expenses	$611,864	1.4	$534,680	1.0

Operating Income	$166,427	0.4	$1,199,012	2.3

Other Income (Expense)	$722,839	1.6	$(258,184)	0.5

Net Income	$889,266	2.0	$940,828	1.8

Revenues.  Our total revenues were significantly lower for our second quarter of 2010 compared to the same period of 2009, primarily as a result of decreased ethanol and distillers grains sales.  The total gallons of ethanol we sold during our second quarter of 2010 was approximately 18% lower than the total gallons that we sold during our second quarter of 2009.  In addition, the total tons of distillers grains we sold during our second quarter of 2010 was approximately 6% lower than the total tons of distillers grains we sold during our second quarter of 2009.  We attribute this decrease in ethanol and distillers grains sales during our second quarter of 2010 with an increase in the amount of finished goods inventory on hand and a scheduled plant shutdown for maintenance that occurred during our second quarter of 2010.  During our 2009 fiscal year, we had plant shutdowns for maintenance during January and May of 2009.

For our second quarter of 2010, ethanol sales accounted for approximately 83% of our revenues, distillers grains sales accounted for approximately 16% of our revenues and corn oil sales accounted for approximately 1% of our revenues.  For our second quarter of 2009, ethanol sales accounted for approximately 81% of our revenues, distillers grains sales accounted for approximately 18% of our revenues and corn oil sales accounted for approximately 1% of our revenues.

The average price we received for our ethanol was approximately 3% higher for our second quarter of 2010 compared to our second quarter of 2009.  Management attributes this increase in ethanol prices with increased gas prices during our second quarter of 2010 compared to our second quarter of 2009.  Management anticipates that ethanol prices will remain relatively stable during the rest of our 2010 fiscal year with the typical price and demand increases during the summer driving season.  However, management anticipates that if the EPA approves a 15% ethanol blend for standard (non-flex fuel) vehicles, it could positively impact ethanol demand and ethanol prices during the latter part of our 2010 fiscal year.  Conversely, ethanol prices could be hurt if additional ethanol supply enters the market without corresponding increases in ethanol demand.  This could result if the 15% blend is not implemented and the ethanol industry reaches the blending wall of approximately 13.5 billion gallons of ethanol during our 2010 fiscal year.  We also experienced an approximately $811,000 combined realized and unrealized gain for the three month period ended April 30, 2010 related to ethanol swaps which increased our revenues.  We had no ethanol related gains or losses from ethanol swaps for the same period of 2009.

During our second quarter of 2010, the average price we received for our dried distillers grains decreased by approximately 23% compared to our second quarter of 2009.  Management attributes this decrease in dried distillers grains prices with lower corn prices and increased local supply of dried distillers grains as a result of increased ethanol and distillers grains production in our local market.  During our second quarter of 2010, the average price we received for our modified distillers grains decreased by approximately 39% compared to our second quarter of 2009.  Management believes that the decrease in modified distillers grains prices was a result of lower corn prices and increased local supply of distillers grains.  Management believes that the impact of increased ethanol and distillers grains production in our local market is greater for modified distillers grains compared to dried distillers grains.  Further, management anticipates that distillers grains prices will continue to follow corn prices.  Management anticipates that distillers grains prices will follow their usual annual trend of increasing into the end of June and early July and then falling into the end of summer and early fall.  However, any volatility in the corn market could impact the prices of distillers grains.

The average price of our corn oil increased by approximately 56% during our second quarter of 2010 compared to the same period of 2009.  Total pounds of corn oil sold during our second quarter of 2010 decreased by approximately 39% compared to our second quarter of 2009.  This decrease in corn oil sales was the result of decreased corn oil production during our second quarter of 2010.  We have continued to experience reliability issues with our corn oil extraction equipment.  However, after the end of our second quarter of 2010, our corn oil extraction equipment has been operating at capacity.  We are continuing to fine tune the operation of our corn oil extraction equipment.  Management anticipates that corn oil prices will be relatively flat for the rest of our 2010 fiscal year unless the federal biodiesel blenders’ credit is reinstated.  If the credit is reinstated, it may result in increased corn oil demand that could positively impact corn oil prices.

Cost of Goods Sold.  Our cost of goods sold was significantly lower for our second quarter of 2010 compared to our second quarter of 2009.  This decrease in cost of goods sold was primarily the result of a decrease in the amount of corn that we used in the production process due to our reduced production of ethanol and distillers grains during the 2010 period.  Bushels of corn purchased and ground during our second quarter of 2010 decreased by approximately 9% compared to our second quarter of 2009.  We attribute this decrease in our corn purchases with our decreased ethanol and distillers grains production during the 2010 period.  In addition, our average corn cost per bushel decreased by approximately 7% during our second quarter of 2010 compared to our second quarter of 2009.  Management attributes this decrease in our average cost per bushel of corn with increased corn supply in the market.

Management anticipates that corn prices will remain in a trading range in the next several months similar to that over the past few months.  However, corn prices could increase during our 2010 fiscal year should we experience unfavorable weather conditions which affect expected corn yields for the fall of 2010.  In addition, if demand for corn increases significantly, such as from improved global economic conditions or from increased ethanol production in the United States due to the implementation of a 15% ethanol blend, we could experience increased corn prices.  The Archer Daniels Midland ethanol plant in Cedar Rapids is scheduled to start operations in the summer of 2010 which could increase local demand for corn and result in higher corn prices in our local market.  Management does not anticipate having difficulty securing all the corn that it requires to operate the ethanol plant at capacity in the next 12 months.

Our natural gas costs significantly decreased during our second quarter of 2010 compared to the same period of 2009.  The average cost per mmBtu of natural gas decreased by approximately 8% during our second quarter of 2010 compared to our second quarter of 2009.  Management attributes this decrease in natural gas costs with higher fixed price natural gas contracts that we had during two months of our second quarter of 2009 which were above market rates.  These natural gas contracts increased the average price we paid for natural gas during our second quarter of 2009.  In addition, we decreased our natural gas consumption during our second quarter of 2010 by approximately 8% compared to our second quarter of 2009.  Our natural gas consumption was lower during the 2010 period as a result of decreased ethanol and distillers grains production during our second quarter of 2010 compared to the same period of 2009.

Management anticipates that natural gas prices will be relatively stable in the next several months.  However, should we experience more robust economic recovery, it could increase demand for energy which could lead to increases in natural gas prices.  Further, should we experience any natural gas supply disruptions, including disruptions from hurricane activity, this could result in significant increases in natural gas prices.

Our corn and natural gas derivative instruments produced approximately $41,000 of combined realized and unrealized loss for the three month period ending April 30, 2010, which increased our cost of goods sold.  For the three months ending April 30, 2009, our corn and natural gas derivative instruments produced approximately $374,000 of combined realized and unrealized gain, which decreased our cost of goods sold.  We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses.  We experienced higher operating expenses during our second quarter of 2010 compared to the same period of 2009.  This increase in operating expenses during the 2010 period was a result of increased personnel expense and bonus accrual.

Other Income (Expense).  We had significantly more other income during our second quarter of 2010 compared to the same period of 2009.  We had significantly more interest income during our second quarter of 2010 as a result of having more cash on hand.  Our interest expense was lower during our second quarter of 2010 compared to our second quarter of 2009 as a result of decreased principal amounts outstanding on our credit facilities.  Our net income in investments significantly increased during our second quarter of 2010 compared to the same period of 2009, primarily due to profitability improvements in the ethanol industry.

Results of Operations for the Six Months Ended April 30, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2010 and 2009:

	Six Months Ended April 30, 2010		Six Months Ended April 30, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$102,843,625	100.0	$93,626,243	100.0

Cost of Goods Sold	$92,856,214	90.3	$98,226,876	104.9

Gross Profit (Loss)	$9,987,411	9.7	$(4,600,633)	4.9

Operating Expenses	$1,273,542	1.2	$928,250	1.0

Operating Income (Loss)	$8,713,869	8.5	$(5,528,883)	5.9

Other Income (Expense)	$1,401,720	1.4	$(1,275,311)	1.4

Net Income (Loss)	$10,115,589	9.8	$(6,804,194)	7.3

Revenues.  Our total revenues were higher for the six month period ended April 30, 2010 compared to the same period of 2009.  This increase in revenue is a result of a significant increase in the average price we received for our ethanol during the first six months of our 2010 fiscal year compared to the same period of 2009.  In addition, the average price of our corn oil significantly increased during the first six months of our 2010 fiscal year compared to the same period of 2009.  These increases in ethanol and corn oil prices were somewhat offset by lower distillers grains prices that we experienced for the first six months of our 2010 fiscal year compared to the same period of 2009.

The average price we received for our ethanol was approximately 13% higher for the first six months of our 2010 fiscal year compared to the same period of 2009.  Management attributes this increase in ethanol prices with an improvement in the ethanol industry, higher gasoline prices and the lack of Brazilian ethanol imports.  Our ethanol production and sales for the first six months of our 2010 fiscal year were comparable to our production and sales during the first six months of our 2009 fiscal year.  We also experienced an approximately $811,000 combined realized and unrealized gain for the six month period ended April 30, 2010 related to ethanol swaps which increased our revenues.  We had no ethanol related gains or losses from ethanol swaps for the same period of 2009.

The average price we received for our dried distillers grains was approximately 21% lower for the first six months of our 2010 fiscal year compared to the same period of 2009.  In addition, the average price we received for our modified distillers grains was approximately 18% lower for the first six months of our 2010 fiscal year compared to the same period of 2009.  We sold more tons of distillers grains during the first six months of our 2010 fiscal year compared to the same period of 2009.  On a total tons basis, we sold approximately 2% more distillers grains during the first six months of our 2010 fiscal year compared to the same period of 2009.  However, we sold significantly more tons of distillers grains in the dried form during the first six months of our 2010 fiscal year compared to the same period of 2009.  Management attributes this increase to supply and demand forces in the distillers grains market.

We sold approximately 13% fewer pounds of corn oil during the first six months of our 2010 fiscal year compared to the same period of 2009.  Offsetting this decrease in corn oil sales, the average price per pound of corn oil increased by approximately 51% for the first six months of our 2010 fiscal year compared to the same period of 2009.

Cost of Goods Sold.  Our cost of goods sold was significantly lower for the first six months of our 2010 fiscal year compared to the same period of our 2009 fiscal year.  Our average cost per bushel of corn was approximately 8% lower during the first six months of our 2010 fiscal year compared to the same period of 2009.  Partially offsetting this decrease in our average corn cost, we experienced an increase of approximately 4% in the number of bushels of corn we ground during the first six months of our 2010 fiscal year compared to the same period of 2009.  Management attributes this increase in the number of bushels of corn we ground during the 2010 period with a decrease in our ethanol conversion efficiency during the 2010 period.  We completed plant upgrades and maintenance during our April 2010 shutdown, which have since improved our ethanol conversion efficiencies.

Our natural gas costs decreased during the first six months of our 2010 fiscal year compared to the same period of 2009.  The average price we paid per mmBtu of natural gas was approximately 20% lower during the first six months of our 2010 fiscal year compared to the same period of 2009.  Our natural gas consumption during the first six months of our 2010 fiscal year was approximately 4% higher compared to the first six months of our 2009 fiscal year.  Management attributes this increase in our natural gas consumption with a decrease in efficiencies during the first six months of 2010 and approximately a 9% increase in the amount of distillers grains we sold.  However, our ethanol plant efficiency has improved following our April 2010 shutdown as a result of improvements we made at the ethanol plant.

We experienced an approximately $162,000 combined realized and unrealized gain for the six month period ended April 30, 2010 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.  By comparison, we experienced an approximately $497,000 combined realized and unrealized loss for the six months ended April 30, 2009 related to our corn and natural gas derivative instruments which increased our cost of goods sold.  We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses.  Our operating expenses were higher for the first six months of our 2010 fiscal year compared to the same period of our 2009 fiscal year, primarily as a result of increased personnel expense, bonus accrual and insurance expense.

Other Income (Expense).  Our interest income was higher for the six month period ended April 30, 2010 compared to the same period of 2009 as a result of having more cash on hand during the 2010 period.  Our interest expense was lower for the first six months of our 2010 fiscal year compared to the same period of 2009 due to decreased borrowing on our credit facilities during the 2010 period.  Our income from our investments was significantly higher for the first six months of our 2010 fiscal year compared to the same period of 2009 due to the general improvement of performance in the ethanol industry.

Changes in Financial Condition for the Six Months Ended April 30, 2010

Current Assets.  Our current assets were higher at April 30, 2010 compared to October 31, 2009.  The increase is primarily the result of a significant increase in cash that we had on hand at April 30, 2010 due to improved conditions in the ethanol market.  As of April 30, 2010, we had more than $9.1 million in cash and equivalents, whereas at October 31, 2009, we were relying on our revolving line of credit for cash to fund our operations.  Our accounts receivable at April 30, 2010 significantly decreased compared to October 31, 2009 as a result of a drop in ethanol prices since the end of our 2009 fiscal year, the timing of our plant shut down for maintenance was during the last week of April 2010 and an amendment to our ethanol marketing agreement that now has us holding ethanol shipped via unit trains in our inventory until such time as the unit train is completed.  This also results in the increase in our inventory at April 30, 2010 compared to October 31, 2009.  The amount of cash that our commodities broker was holding in our margin account at April 30, 2010 compared to October 31, 2009 significantly decreased partially as a result of derivative instrument contracts that were outstanding as of October 31, 2009 but settled by April 30, 2010.  Our prepaid expenses were higher at April 30, 2010 compared to October 31, 2009 as a result of an insurance payment we made in November 2009 which covers our insurance premiums for the entire year.

Property and Equipment.  The net value of our property and equipment was lower at April 30, 2010 compared to October 31, 2009 primarily as a result of increases in our accumulated depreciation.  In addition, we have ongoing construction in progress related to various plant improvements.

Other Assets.  Our other assets were higher at April 30, 2010 compared to October 31, 2009 due mainly to the income we recognized during the first six months of our 2010 fiscal year from our various investments.

Current Liabilities.  Our current liabilities were lower at April 30, 2010 compared to October 31, 2009.  We had no checks outstanding in excess of our bank balances at April 30, 2010.  The current portion of our long-term debt was higher at April 30, 2010 compared to October 31, 2009 as a result of a balloon payment that is due on our VAAPPFAP loan in December 2010 which is now included in the current portion of our long-term debt.  Our accounts payable was lower at April 30, 2010 compared to October 31, 2009 due to our maintenance shutdown of the plant at the end of April 2010 which reduced the amount of corn and natural gas we purchased at the end of April 2010.  The liability associated with our derivative instruments at April 30, 2010 compared to October 31, 2009 significantly decreased due to more favorable derivative instrument positions we had in place at April 30, 2010.

Long-term Liabilities.  Our long-term liabilities were lower at April 30, 2010 compared to October 31, 2009, primarily as a result of ongoing payments we made on our term loan with Home Federal and the fact that we have paid off all amounts outstanding on our revolving line of credit with Home Federal as of April 30, 2010.  We had $6.9 million outstanding on our revolving line of credit with Home Federal as of October 31, 2010.  Our deferred compensation at April 30, 2010 compared to October 31, 2009 decreased as a result of payments we made to certain of our executive officers and key employees pursuant to our deferred compensation plan.

Distributions to Members

We did not make any distributions to our members during the first six months of our 2010 fiscal year.  Management anticipates continuing to monitor our cash position and our projections regarding our profitability in determining whether to make a distribution to our members during our 2010 fiscal year.  Any such distribution will be subject to approval by our primary lender, Home Federal.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we experienced during the beginning of our 2009 fiscal year, we have been able to reduce our reliance on our revolving line of credit.  We did not have any amount outstanding on our revolving line of credit as of April 30, 2010 and we had more than $9.1 million in cash on hand as of April 30, 2010.

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

The following table shows cash flows for the six months ended April 30, 2010 and 2009:

	Six Months Ended April 30
	2010	2009
Net cash provided by (used in) operating activities	$17,714,445	$(5,801,543)
Net cash (used in) investing activities	$(386,290)	$(2,404,824)
Net cash provided by (used in) financing activities	$(8,159,171)	$9,161,515

Cash Flow From Operations

Our cash flows from operations for the six month period ended April 30, 2010 significantly increased compared to the same period of 2009.  This change is primarily related to a significant increase in our net income for first six months of 2010 compared to the same period of 2009.  We had net income of more than $10 million for the six months ended April 30, 2010 compared to a net loss of more than $6.8 million for six month period ended April 30, 2009. Another significant change in our cash provided by operations came from the change in accounts receivable due to the timing of our 2010 maintenance shutdown in April compared to the 2009 maintenance shutdowns in January and May.

Cash Flow From Investing Activities

We used significantly less cash for investing activities during the six months ended April 30, 2010 compared to the same period of 2009.  During the six months ended April 30, 2009, we used cash primarily for the installation of our corn oil extraction equipment verses significantly fewer capital expenditures during the same six month period for 2010.

Cash Flow From Financing Activities.

During the six month period ended April 30, 2010, we used cash for financing activities primarily as a result of payments we made on our long-term debt and revolving line of credit with Home Federal.  By comparison, our financing activities provided cash for our operations during the six month period ended April 30, 2009.  We used $8.2 million in advances on our line of credit with Home Federal during the six month period ended April 30, 2009.  This was primarily the result of poor operating conditions in the ethanol industry during that time period.  We also received proceeds from our equity offering during the 2009 period which provided cash for our operations.

Short-Term and Long-Term Debt Sources

We currently have two credit facilities with our primary lender, Home Federal Savings Bank of Rochester, Minnesota.  We have a revolving line of credit and an expansion loan we used to finance our plant expansion project.

Revolving Line of Credit

The amount of our revolving line of credit is $20,000,000 which is available to us until the maturity date on August 1, 2017.  The amount of interest chargeable pursuant to the line of credit is the prime rate minus a percentage that is calculated based on the ratio of our total indebtedness to our tangible net worth with a minimum annual interest rate of 6.0%.  There is an annual fee for the line of credit of $25,000.  As of April 30, 2010, we had $0 outstanding on this line of credit and $20 million available to be drawn.

Expansion Loan

The original principal amount of our expansion loan was $30,000,000.  The expansion loan’s maturity date is August 1, 2017.  As of April 30, 2010, we had approximately $15,706,000 outstanding on the variable interest portion of our expansion loan at 6.0% interest and approximately $8,580,000 outstanding on the fixed interest portion of the expansion loan at a rate of 6.70% interest.  We started making payments on the expansion loan in October 2007 and on July 21, 2008, we elected to secure the fixed interest rate on a portion of our expansion loan.

Our variable interest rates are adjusted annually on March 1st.  However, as a result of current low interest rates, our variable interest rate loans will continue to accrued interest at the 6.0% minimum interest rate.

Covenants

Our credit agreements with Home Federal are subject to numerous covenants requiring us to maintain various financial ratios.  As of April 30, 2010, we were in compliance with all of our loan covenants with Home Federal.  We anticipate that we will be in compliance with our loan covenants for the next 12 months.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of April 30, 2010 was approximately $213,000.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the April 30, 2010 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarters ended April 30, 2010 and 2009, the Company recorded combined realized and unrealized gains for derivatives from ethanol, corn and natural gas of approximately $770,000 and $374,000 respectively.  These gains are recorded in revenues and cost of goods sold, respectively.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. While we have certain variable interest rate loans, these loans are subject to a minimum interest rate and will not be subject to adjustment until March 1, 2011.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2010, we had price protection in place for approximately 19% of our anticipated corn needs, approximately 7% of our natural gas needs and 14% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from April 30,

2010.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 4/30/2010	Approximate Adverse Change to Income
Natural Gas	2,933,000	MMBTU	10%	$1,191,000
Ethanol	98,992,000	Gallons	10%	$14,086,000
Corn	33,440,000	Bushels	10%	$11,685,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended April 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

The following risk factors is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K.  The risk factors set forth below should be read in conjunction with the risk factors section and the Management’s Discussion and Analysis section for the fiscal year ended October 31, 2009, included in our annual report on Form 10-K.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.  Recently, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis.  Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  Any decrease in ethanol demand could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

GOLDEN GRAIN ENERGY, LLC

Date:	June 9, 2010	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 9, 2010	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)