Form 10-Q
period 2010-07-31
GOLDEN GRAIN ENERGY
filed 2010-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2010

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

As of September 14, 2010, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

ASSETS	July 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$—	$—
Accounts receivable	4,061,437	8,688,389
Other receivables	449,655	483,871
Due from broker	830,012	1,767,870
Inventory	5,240,467	4,460,088
Prepaid expenses and other	1,150,596	829,601
Total current assets	11,732,167	16,229,819

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	25,366,370
Grain handling equipment	13,356,924	13,029,583
Office equipment	320,493	320,493
Plant and process equipment	67,246,469	66,771,971
Construction in progress	715,867	622,748
	118,268,456	117,373,498
Less accumulated depreciation	36,825,434	29,925,258
Net property and equipment	81,443,022	87,448,240

Other Assets
Investments	16,200,875	13,754,527
Grant receivable, net of current portion	2,816,242	3,154,344
Debt issuance costs, net of accumulated amortization (2010 $0; 2009 $107,204)	88,060	269,460
Total other assets	19,105,177	17,178,331

Total Assets	$112,280,366	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	July 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
Current Liabilities
Outstanding checks in excess of bank balance	$511,005	$567,340
Current portion long-term debt	249,326	2,624,164
Accounts payable	3,848,966	3,362,520
Accrued expenses	993,310	930,526
Derivative instruments	226,957	1,051,844
Deferred revenue	359,794	348,496
Total current liabilities	6,189,358	8,884,890

Long-term Liabilities
Deferred compensation	115,190	127,221
Long-term debt, net of current maturities	17,909,772	30,134,436
Deferred revenue, net of current portion	2,284,308	2,556,978
Total long-term liabilities	20,309,270	32,818,635

Commitments and Contingencies

Members’ Equity (24,460,000 and 28,760,000 units issued and outstanding in 2010 and 2009 respectively)	85,781,738	79,152,865

Total Liabilities and Members’ Equity	$112,280,366	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009

Revenues	$51,194,491	$52,988,884	$154,038,116	$146,615,127

Cost of Goods Sold	47,824,263	48,725,134	140,680,477	146,952,010

Gross Profit (Loss)	3,370,228	4,263,750	13,357,639	(336,883)

Operating Expenses	485,506	257,451	1,759,048	1,185,701

Impairment Loss	—	2,400,000	—	2,400,000

Operating Income (Loss)	2,884,722	1,606,299	11,598,591	(3,922,584)

Other Income (Expense)
Interest income	7,466	574	64,856	8,117
Interest expense	(299,513)	(845,976)	(1,134,640)	(1,960,768)
Loss on debt extinguishment	(1,321,601)	—	(1,321,601)	—
Equity in net income (loss) of investments	430,399	159,958	2,609,856	(8,104)

Total	(1,183,249)	(685,444)	218,471	(1,960,755)

Net Income (Loss)	1,701,473	920,855	11,817,062	(5,883,339)

Net Loss Attributable to Non-Controlling Interest	—	600,000	—	600,000

Net Income (Loss) Attributable to Golden Grain Energy	$1,701,473	$1,520,855	$11,817,062	$(5,283,339)

Basic & diluted net income (loss) per unit	$0.06	$0.05	$0.42	$(0.21)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	27,326,667	27,983,750	28,282,222	25,727,694

Distributions Per Unit	$—	$—	$—	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2010	July 31, 2009

Cash Flows from Operating Activities
Net income (loss)	$11,817,062	$(5,883,339)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,169,635	6,673,196
Unrealized (gain) on risk management activities	(824,887)	(3,087,623)
Impairment of fixed assets	—	2,400,000
Amortization of deferred revenue	(261,372)	(226,388)
Accretion of interest on grant receivable	(137,326)	(180,203)
Undistributed (earnings) losses in excess of distributions from investments	(2,444,348)	8,104
Deferred compensation expense (benefit)	69,482	(2,361)
Change in assets and liabilities
Accounts receivable	4,626,952	(2,406,586)
Inventory	(780,379)	379,401
Due from broker	937,858	3,748,307
Prepaid expenses and other	(282,042)	(214,603)
Accounts payable	486,446	(916,606)
Accrued expenses	62,785	(2,598,222)
Deferred compensation payable	(81,513)	(61,087)
Net cash provided by (used in) operating activities	20,358,353	(2,368,010)

Cash Flows from Investing Activities
Capital expenditures	(894,958)	(2,390,457)
Purchase of investments	(2,000)	(155,344)
Net cash (used in) investing activities	(896,958)	(2,545,801)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance	(56,335)	(871,632)
Payments for long-term debt	(35,644,879)	(1,403,045)
Proceeds from long-term debt	21,045,377	2,600,000
Contributions from members	—	4,300,000
Redemption of membership units	(5,188,189)	—
Payments received on grant receivable	470,691	377,963
Payments for offering costs	(88,060)	(48,144)
Net cash provided by (used in) in financing activities	(19,461,395)	4,955,142

Net Increase in Cash and Equivalents	—	41,331

Cash and Equivalents — Beginning of Period	—	—

Cash and Equivalents — End of Period	$—	$41,331

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2010 $0 and 2009 $90,727)	$1,277,710	$1,874,379

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Changes in Members’ Equity (Unaudited)

For the Nine Months Ended July 31, 2010

Balance - October 31, 2009	$79,152,865

Redemption of 4,300,000 units	(5,188,189)

Net income	11,817,062

Balance - July 31, 2010	$85,781,738

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

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 105 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States.  The Company was a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa. Due to management’s uncertainty regarding the project’s feasibility an impairment loss of $2,400,000, of which $600,000 relates to the non-controlling interest in COBS, was taken during the quarter ended July 31, 2009 which eliminates all net assets of COBS.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on the quarter ended June 30, 2010.

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

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded as of July 31, 2010 or October 31, 2009 for environmental liabilities.

Fair Value

Financial instruments include cash and equivalents, receivables, due from broker, accounts payable, accrued expenses, long-term debt and derivative instruments.  Management believes the fair value of each of these instruments approximates their carrying value as of the balance sheet date.  The fair value of derivative financial instruments is based on quoted market prices.  The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.  The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

Recently Issued Accounting Standards

Effective November 1, 2009, the Company adopted the accounting guidance for non-controlling interest in consolidated financial statements which resulted in the reclassification of the non-controlling interest presented within the income statement and statement of cash flows to be adjusted to make it comparable with the presentation required for the year ending October 31, 2010.

2.              INVENTORY

Inventory consisted of the following as of July 31, 2010 and October 31, 2009:

	July 31, 2010	October 31, 2009
Raw Materials	$2,169,055	$2,466,680
Work in Process	1,106,498	1,190,905
Finished Goods	1,964,914	802,503
Totals	$5,240,467	$4,460,088

3.              BANK FINANCING

On July 23, 2010, the Company entered into a master loan agreement establishing a senior credit facility with Farm Credit Services of America (FLCA) which includes revolving term loans and a seasonal revolving loan with maximum borrowings of $30,000,000 and $5,000,000, respectively.  The credit agreement expires on February 1, 2017 and August 2011, respectively.  The borrowings are secured by substantially all the assets of the Company.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions and capital expenditures.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties.

The Company had the following amounts outstanding under its credit agreements.

	July 31, 2010	October 31, 2009
Variable rate term loan for $30,000,000 requiring monthly interest payments at 3.15% above the one-month LIBOR with semiannual reductions in availability of $2,500,000 starting in August 2011 (3.48% as of July 31, 2010)	17,745,378	—

Seasonal line of credit agreement for $5,000,000 requiring monthly interest payments at 2.90% above the one-month LIBOR. (3.23% as of July 31, 2010)	—	—

Notes payable repaid in the nine months ended July 31, 2010 (a)	—	32,301,293

Other notes payable	413,720	457,307
	18,159,098	32,758,600
Less amounts due within one year	249,326	2,624,164
Total	$17,909,772	$30,134,436

(a)          The credit agreement with Home Federal Savings Bank was repaid on July 23, 2010.  As part the repayment, we paid approximately $1,100,000 in early payment penalties and expensed approximately

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

$243,000 of loan origination costs associated with this credit agreement which is shown separately as loss on debt extinguishment on the income statement..

The estimated maturities of long-term debt for the twelve month period ending July 31 are as follows:

2011	$249,326
2012	44,137
2013	292,900
2014	5,049,924
2015	5,022,811
Thereafter	7,500,000
Total	$18,159,098

4.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the three and nine months ended July 31, 2010 totaled approximately $13,147,000 and $45,718,000, respectively and during the three and nine months ended July 31, 2009 totaled approximately $11,181,000 and $47,605,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008.  Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead.  The Company recorded a reduction of approximately $69,000 and $271,000 to operating expenses during the three and nine months ended July 31, 2010 and $100,000 and $227,000 for the three and nine months ended July 31, 2009, respectively.

5.              EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule.  During the three and nine months ended July 31, 2010 the Company recorded compensation expense related to this plan of approximately $29,000 and $69,000, respectively and for the three and nine months ended July 31, 2009, the Company recorded compensation expense (benefit) of approximately $20,000 and $(2,000).  As of July 31, 2010 and October 31, 2009, the Company had a liability of approximately $115,000 and $127,000 outstanding as deferred compensation and has approximately $158,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 3 years. The amount to be recognized in future years as compensation expense is estimated based on the fair value of the Company’s membership units as of July 31, 2010.  Fair value is determined by recent trading activity of the Company’s membership units. The Company had approximately 75,000 unvested equivalent phantom units outstanding under this plan as of July 31, 2010.

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

The Company executed a Distiller’s Grains Marketing Agreement in November 2007 for successive renewable one year periods. The Company will sell 100% of its distiller grains product under this marketing agreement.  The marketing fees are presented net in revenues.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Approximate sales and marketing fees related to the agreements in place as of July 31 are as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	July 31, 2010		July 31, 2009
Sales ethanol & corn oil	$42,860,000	$129,998,000	$44,618,000	$120,711,000
Sales distiller grains	7,744,000	23,192,000	8,702,000	26,812,000

Marketing fees ethanol & corn oil	138,000	345,000	128,000	361,000
Marketing fees distiller grains	132,000	479,000	204,000	547,000

	As of July 31, 2010	As of October 31, 2009
Amount due from ethanol & corn oil marketer	$3,352,000	$8,112,000
Amount due from distiller marketer	709,000	576,000

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

Unrealized gains and losses on forward contracts are deemed “normal purchases” under derivative accounting guidelines and, therefore, are not marked to market in the Company’s financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for period ended July 31, 2010 and 2009 and the fair value of derivatives as of July 31, 2010 and October 31, 2009:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
• Commodity Contracts for the three	Revenue	$1,504,000	$(644,000)	$860,000
months ended July 31, 2010	Cost of Goods Sold	(923,000)	666,000	(257,000)
• Commodity Contracts for the nine months ended July 31, 2010	Revenue Cost of Goods Sold	2,316,000 (513,000)	(644,000 417,000)	1,672,000 (96,000)
• Commodity Contracts for the three months ended July 31, 2009	Cost of Goods Sold	1,206,000	275,000	1,481,000
• Commodity Contracts for the nine months ended July 31, 2009	Cost of Goods Sold	1,163,000	(179,000)	984,000
Lower of cost or market adjustment on forward contracts deemed “normal purchases” for the nine months ended July 31, 2009	Cost of Goods Sold	—	(2,611,000)	(2,611,000)

	Balance Sheet Classification	July 31, 2010	October 31, 2009
Futures contracts through July 2011	Current (Liabilities)	$(227,000)	$(1,052,000)

As of July 31, 2010, the Company had approximately these outstanding commitments for purchases:

	Commitments Through	Amount (a)

Corn — fixed price	July 2011	$10,798,000

Corn — basis contract	December 2010	$24,194,000

(a) Approximately $14,754,000 is with related parties.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis as of July 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments
• July 31, 2010	$227,000	—	$227,000	—
• October 31, 2009	1,052,000	—	1,052,000	—

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa.  Since December 2004, we have been engaged in the production of ethanol and distillers grains at the plant and have produced corn oil since February 2009.  References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC.  We have capacity to produce approximately 105 million gallons of ethanol per year.

Our revenue is derived primarily from the sale and distribution of our ethanol, distiller grains and corn oil.  We market our products through professional third party marketers.  Our ethanol and corn oil are marketed by Renewable Products Marketing Group, LLC (RPMG).  Our distiller grains are marketed by Hawkeye Gold, LLC (Hawkeye Gold).

On July 23, 2010, we entered into a new comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively “Farm Credit”).  The total face amount of this new comprehensive credit facility was $35 million which was split among two separate loans: (i) a $30 million term revolving line of credit; and (ii) a $5 million revolving line of credit.  In exchange for this new comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets.  In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.  We used the proceeds of this new comprehensive credit facility to pay off our outstanding debt to Home Federal Savings Banks of Rochester Minnesota.  Details of these changes to our credit facilities are described in more detail in the section of this report entitled Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources.

There have been a number of recent developments in legislation that impacts the ethanol industry.  One such development concerns the federal Renewable Fuels Standard (RFS).  The ethanol industry is benefited by the RFS which requires that a certain amount of renewable fuels must be used in the United States each year.  In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these greenhouse gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.  Further, certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the corn based ethanol that we produce.

In addition to RFS2 which included greenhouse gas reduction requirements, in 2009, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis, similar to RFS2.  Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly disadvantages corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol produced in the Midwest from being used in California which could negatively impact the price of the ethanol that we sell.

Ethanol production in the United States is benefited by various tax incentives.  The most significant of these tax incentives is the federal Volumetric Ethanol Excise Tax Credit (VEETC).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that is blended with 10% ethanol.  VEETC is scheduled to expire on December 31, 2010.  If this tax credit is not renewed, it likely would have a negative impact on the price of ethanol and demand for ethanol in the marketplace.

In addition to the tax incentives, United States ethanol production is also benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  However, the 54 cent per gallon tariff is set to expire at the end of the 2010 calendar year.  Elimination of the tariff that protects the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Demand for ethanol has been negatively affected by what is commonly referred to as the “blending wall.” The blending wall is an artificial cap on ethanol demand at approximately 13.5 billion gallons.  Currently, ethanol is blended with conventional gasoline for use in standard vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  Management believes that current ethanol supply is exceeding ethanol demand due to the effect of increased ethanol production and relatively stable ethanol demand due to the blending wall.  As the ethanol industry continues to approach the blending wall, the imbalance between ethanol supply and demand may increase.

In order to expand demand for ethanol, the ethanol industry has been pushing for an increase in the percentage of ethanol that can be used in standard (non-flex fuel) vehicles.  However, the automobile industry and some environmental groups have been lobbying against the use of higher ethanol blends in standard vehicles.  Currently, the EPA is considering allowing a blend of 15% ethanol and 85% gasoline (called E15) for use in standard vehicles.  However, the EPA has delayed making a decision on E15 until late in 2010.  The EPA has delayed a decision on E15 several times in the past and the EPA may continue to delay releasing a decision on the use of E15 in standard vehicles.  However, many in the ethanol industry believe that due to restrictions the EPA is expected to impose on the use of E15 in standard vehicles, such as only approving E15 for newer vehicles, the effect E15 may ultimately have on ethanol demand might be minimal.  Management believes that many gasoline retailers may refuse to provide E15 even if it is approved due to the fact that not all standard vehicles will be allowed to use E15 and the labeling requirements the EPA may impose likely will unfairly discourage consumers from using E15.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15.

Results of Operations for the Three Months Ended July 31, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31, 2010		Three Months Ended July 31, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$51,194,491	100.0	$52,988,884	100.0

Cost of Goods Sold	47,824,263	93.4	48,725,134	92.0

Gross Profit	3,370,228	6.6	4,263,750	8.0

Operating Expenses	485,506	0.9	257,451	0.5

Impairment Loss	—	—	2,400,000	4.5

Operating Income	2,884,722	5.6	1,606,299	3.0

Other Income (Expense)	(1,183,249)	(2.3)	(685,444)	(1.3)

Net Loss Attributable to Non-Controlling Interest	—	—	600,000	1.1

Net Income Attributable to Golden Grain Energy	1,701,473	3.3	1,520,855	2.9

Revenues.  Our total revenues were lower for our third quarter of 2010 compared to the same period of 2009, primarily as a result of decreases in the average price we received for our ethanol and distiller grains offset by a derivative gain in ethanol of approximately $860,000.  For our third quarter of 2010, ethanol sales, exclusive of gain on derivatives, accounted for approximately 81% of our total revenues, distiller grains sales accounted for approximately 15% of our total revenues and corn oil sales accounted for approximately 1% of our total revenues.  For our third quarter of 2009, ethanol sales accounted for approximately 84% of our total revenues, distiller grains sales accounted for approximately 16% of our total revenues and corn oil sales had a limited impact on our total revenues.

The average price we received per gallon of ethanol that we sold was approximately 5% lower for our third quarter of 2010 compared to our third quarter of 2009.  Management attributes this decrease in ethanol prices per gallon with increased ethanol supply in the market along with steady ethanol demand.  Further, management believes that decreased corn prices during our third quarter of 2010 had a negative impact on ethanol prices.  The total gallons of ethanol that we sold during our third quarter of 2010 was almost identical to the total gallons of ethanol that we sold during our third quarter of 2009.  Management anticipates that ethanol prices will remain steady in the short-term but will likely decrease if the VEETC extension or E15/E12 do not materialize.

The average price we received per ton of dried distiller grains that we sold during our third quarter of 2010 was approximately 20% lower compared to the average price we received during our third quarter of 2009.  Management attributes this decrease in dried distiller grains prices with lower corn prices and increased dried distiller grains production within the industry during our third quarter of 2010 compared to the same period of 2009.  Since distiller grains are typically used as an animal feed substitute for corn and soybean meal, management believes that the price of distiller grains changes in relation to changes in the price of corn and soybeans.  In addition, we had an increase of approximately 14% of the total tons of dried distiller grains we sold during our third quarter of 2010 compared to the same period of 2009.  Management attributes this increase in dried distiller grains sales with market conditions that made it more favorable to sell our distiller grains in the dried form compared to the modified form as well as increased total distiller grains production.  Modified distiller grains are primarily sold in local markets that are nearing saturation from the ethanol plants in the north Iowa area.

The average price we received per ton of modified distiller grains decreased by approximately 36% for our third quarter of 2010 compared to our third quarter of 2009.  Management attributes this decrease in the average price we received per ton of modified distiller grains with lower corn and soybean meal prices during the 2010 period compared to the 2009 period.  We also had a decrease in the total tons of modified distiller grains we sold of approximately 51% for our third quarter of 2010 compared to the same period of 2009.  Management attributes this decrease in modified distiller grains sales with market conditions that favored dried distiller grains compared to modified distiller grains which have a shorter shelf life and are typically sold into local markets.  We make decisions regarding the form in which we market our distiller grains based on the relative cost of producing the two forms of distiller grains and the relative price that we can receive for each type of distiller grains.  Management anticipates that distiller grains prices will continue to fluctuate as a percentage of corn prices.

The average price we received for our corn oil increased by approximately 36% during our third quarter of 2010 compared to the same period of 2009.  Management attributes this increase in corn oil prices with a growing demand for corn oil produced by ethanol plants.  Total pounds of corn oil sold during our third quarter of 2010 increased by approximately 32% compared to our third quarter of 2009.  Management attributes this increase in corn oil sales with the fact that our corn oil extraction equipment was operational for more of our third quarter of 2010 than during the same period of 2009.  We are continuing to fine tune the operation of our corn oil extraction equipment and we anticipate comparable corn oil yields to the third quarter of 2010 in the future.  Management anticipates that corn oil prices will stay in the current trading range.

Cost of Goods Sold.  Our cost of goods sold was lower for our third quarter of 2010 compared to our third quarter of 2009.  This decrease in cost of goods sold was primarily the result of a significant decrease in our corn costs which was somewhat offset by an increase in our natural gas costs.  Our average cost per bushel of corn during our third quarter of 2010 was approximately 11% lower compared to the same period of 2009.  Management attributes this decrease in corn costs per bushel with lower market corn prices attributed to favorable weather conditions during the summer of 2010 and favorable estimates on the number of bushels of corn to be harvested during our third quarter of 2010.  Subsequent to the end of our third quarter of 2010, we have experienced increasing corn prices due to uncertainty regarding the condition and amount of the corn to be harvested in the fall of 2010.  We ground approximately 2% more corn during our third quarter of 2010 compared to the same period of 2009 which increased our cost of goods sold for 2010.  Management anticipates that corn prices will increase until harvest time as a result of the uncertainty regarding the number of bushels of corn that will be harvested in the fall of 2010.

Our cost of goods sold related to natural gas costs increased by approximately 31% for our third quarter of 2010 compared to our third quarter of 2009.  The average price we paid per mmBtu of natural gas increased by approximately 29% for our third quarter of 2010 compared to the same period of 2009.  Management attributes this increase in natural gas prices with historic lows during 2009 and the general improvement of the economy during 2010.  Management anticipates that natural gas prices will increase as the economy improves.  In addition to the increase in the average price we paid per mmBtu of natural gas, we consumed approximately 1% more natural gas during our third quarter of 2010 compared to our third quarter of 2009.  Management attributes this increase in natural gas consumption with an increase in the tons of dried distiller grains we produced compared to modified distiller grains.  As we produce more dried distiller grains, our natural gas consumption increases as we use natural gas to fuel our distiller grains dryers.

Our corn and natural gas derivative instruments produced approximately $257,000 of combined realized and unrealized loss for the three month period ending July 31, 2010, which increased our cost of goods sold.  For the three months ending July 31, 2009, our corn and natural gas derivative instruments produced approximately $1,481,000 of combined realized and unrealized gain, which decreased our cost of goods sold.  We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses.  Our operating expenses were higher for our third quarter of 2010 compared to the same period of 2009 as a result of an increase in personnel expense during the 2010 period related to increased accruals of executive and manager bonuses.

Other Income (Expense).  We had a significant increase in other expenses for our third quarter of 2010 compared to our third quarter of 2009 due to the fact that we retired our Home Federal credit facility and entered into a new comprehensive credit facility.  We paid a prepayment penalty of approximately $1.1 million in order to repay our Home Federal loans early and expensed approximately $243,000 of loan costs associated with the Home Federal loan.  Partially offsetting this prepayment penalty was a significant decrease in our interest expense for our third quarter of 2010 compared to our third quarter of 2009 related to our decreased borrowing on our credit facilities.

Impairment Loss/Non-Controlling Interest. During our third quarter of 2009, we wrote off the value of our investment in Corn Oil Bio-Solutions, LLC (COBS) which resulted in an impairment loss of $2.4 million.  Along with writing off the value of COBS, we also removed from our balance sheet the $600,000 non-controlling interest in COBS related to certain third parties’ ownership interest in COBS.  The net effect of writing off the value of our investment in COBS was a decrease in the net income attributable to Golden Grain Energy of $1.8 million for our third quarter of 2009.

Results of Operations for the Nine Months Ended July 31, 2010 and 2009

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2010 and 2009:

	Nine Months Ended July 31, 2010		Nine Months Ended July 31, 2009
Income Statement Data	Amount	%	Amount	%
Revenues	$154,038,116	100.0	$146,615,127	100.0

Cost of Goods Sold	140,680,477	91.3	146,952,010	100.2

Gross Profit (Loss)	13,357,639	8.7	(336,883)	(0.2)

Operating Expenses	1,759,048	1.1	1,185,701	0.8

Impairment Loss	—	—	2,400,000	1.6

Operating Income (Loss)	11,598,591	7.5	(3,922,584)	(2.7)

Other Income (Expense)	218,471	0.1	(1,960,755)	(1.3)

Net Loss Attributable to Non-Controlling Interest	—	—	600,000	0.4

Net Income (Loss) Attributable to Golden Grain Energy	11,817,062	7.7	(5,283,339)	(3.6)

Revenues.  Our total revenues were higher for the nine month period ended July 31, 2010 compared to the same period of 2009.  This increase in revenue is a result of a significant increase in the average price we received for our ethanol during the first nine months of our 2010 fiscal year compared to the same period of 2009.  In addition, the average price of our corn oil significantly increased during the first nine months of our 2010 fiscal year compared to the same period of 2009.  These increases in ethanol and corn oil prices were somewhat offset by lower distillers grains prices for the first nine months of our 2010 fiscal year compared to the same period of 2009.

The average price we received for our ethanol was approximately 7% higher for the first nine months of our 2010 fiscal year compared to the same period of 2009.  Management attributes this increase in ethanol prices with higher demand in the short term and the updated pricing arrangement with our ethanol marketer.  Our ethanol production and sales for the first nine months of our 2010 fiscal year were comparable to our production and sales during the first nine months of our 2009 fiscal year.  We also had an approximately $1,672,000 combined realized and unrealized gain for the nine month period ended July 31, 2010 related to ethanol swaps which increased our revenues.  We had no ethanol related gains or a loss from ethanol swaps for the comparable period of 2009.

The average price we received for our dried distiller grains was approximately 21% lower for the first nine months of our 2010 fiscal year compared to the same period of 2009.  In addition, the average price we received for our modified distiller grains was approximately 24% lower for the first nine months of our 2010 fiscal year compared to the same period of 2009.  We sold more tons of distiller grains during the first nine months of our 2010 fiscal year compared to the same period of 2009.  On a total tons basis, we sold approximately 4% more distiller grains during the first nine months of our 2010 fiscal year compared to the same period of 2009.  In addition, we sold significantly more tons of distiller grains in the dried form during the first nine months of our 2010 fiscal year compared to the same period of 2009.  Management attributes this increase to supply and demand forces in the distiller grains market.

We sold approximately 5% more pounds of corn oil during the first nine months of our 2010 fiscal year compared to the same period of 2009.  In addition, the average price per pound of corn oil we received increased by approximately 43% for the first nine months of our 2010 fiscal year compared to the same period of 2009.

Cost of Goods Sold.  Our cost of goods sold was significantly lower for the first nine months of our 2010 fiscal year compared to the same period of our 2009 fiscal year.  Our average cost per bushel of corn was approximately 9% lower during the first nine months of our 2010 fiscal year compared to the same period of 2009.  Partially offsetting this decrease in our average corn cost was an increase of approximately 3% in the number of bushels of corn we ground during the first nine months of our 2010 fiscal year compared to the same period of 2009.  Management attributes this increase in the number of bushels of corn we ground during the 2010 period with a decrease in our ethanol conversion efficiency during the 2010 period and a decrease in the quality and test weights of the corn crop used in 2010.  We completed some plant upgrades and maintenance during our April 2010 shutdown and will continue to make improvements which improve our ethanol conversion efficiencies over the average conversion levels for 2010.

Our natural gas costs decreased during the first nine months of our 2010 fiscal year compared to the same period of 2009.  The average price we paid per mmBtu of natural gas was approximately 10% lower during the first nine months of our 2010 fiscal year compared to the same period of 2009.  Our natural gas consumption during the first nine months of our 2010 fiscal year was approximately 3% higher compared to the first nine months of our 2009 fiscal year.  Management attributes this increase in our natural gas consumption with an approximately 4% increase in the amount of dried distiller grains we sold.

We had an approximately $96,000 combined realized and unrealized loss for the nine month period ended July 31, 2010 related to our corn and natural gas derivative instruments which increased our cost of goods sold.  By comparison, we had an approximately $984,000 combined realized and unrealized gain for the nine months ended July 31, 2009 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.

Operating Expenses.  Our operating expenses were higher for the first nine months of our 2010 fiscal year compared to the same period of our 2009 fiscal year, primarily as a result of increased personnel expense, bonus accrual and insurance expense.

Other Income (Expense).  Our interest income was higher for the nine month period ended July 31, 2010 compared to the same period of 2009 as a result of having more cash on hand during the 2010 period.  Our interest expense was lower for the first nine months of our 2010 fiscal year compared to the same period of 2009 due to decreased borrowing on our credit facilities during the 2010 period.  We paid a penalty of approximately $1.1 million in order to pay off our Home Federal credit facilities early and expensed approximately $243,000 of loan origination costs which were included as an other expense during the nine month period ended July 31, 2010.  Our income from our investments was significantly higher for the first nine months of our 2010 fiscal year compared to the same period of 2009 due to the general improvement of performance in the ethanol industry.  Many of our investments are companies that are involved in the ethanol industry.

Changes in Financial Condition for the Nine Months Ended July 31, 2010

Current Assets.  Our current assets were lower at July 31, 2010 compared to October 31, 2009.  The decrease is primarily the result of a significant decrease in our accounts receivable related to a drop in ethanol prices since the end of our 2009 fiscal year and an amendment to our ethanol marketing agreement that now has us holding ethanol shipped via unit trains in our inventory until such time as the unit train is completed.  This also resulted in an increase in our inventory at July 31, 2010 compared to October 31, 2009.  We had no cash and equivalents on our balance sheet as of July 31, 2010 due to the change we made in our credit facility.  Any cash that we have is used to pay down our loans with Farm Credit and if we have checks outstanding, they are paid from proceeds on our revolving loans.  This allows us to reduce our interest expense by minimizing the amount we have outstanding on our loans.  The amount of cash that our commodities broker was holding in our margin account was lower at July 31, 2010 compared to October 31, 2009 partially as a result of derivative instrument contracts that were outstanding as of October 31, 2009 but settled by July 31, 2010.  Our prepaid expenses were higher at July 31, 2010 compared to October 31, 2009 as a result of an insurance payment we made in November 2009 which covers our insurance premiums for the entire year.

Property and Equipment.  The net value of our property and equipment was lower at July 31, 2010 compared to October 31, 2009 primarily as a result of increases in our accumulated depreciation.

Other Assets.  Our other assets were higher at July 31, 2010 compared to October 31, 2009 due mainly to the income we realized during the first nine months of our 2010 fiscal year from our various investments.  In addition, we purchased an investment in an ethanol plant during our fourth quarter of 2009 which increased the value of our other assets during the 2010 period.

Current Liabilities.  Our current liabilities were lower at July 31, 2010 compared to October 31, 2009.  The current portion of our long-term debt was significantly lower at July 31, 2010 compared to October 31, 2009 as a result of the change we made to our credit facilities as described below in the section entitled Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources.  The liability associated with our derivative instruments was lower at July 31, 2010 compared to October 31, 2009 due to more favorable derivative instrument positions we had in place at July 31, 2010.

Long-term Liabilities.  Our long-term liabilities were significantly lower at July 31, 2010 compared to October 31, 2009, primarily as a result of the fact that we restructured our credit facilities during the third quarter of 2010 and made a significant debt payment in order to reduce the amount of debt we have outstanding.  As of July 31, 2010, we had no amounts outstanding on our revolving line of credit with Farm Credit and we had approximately $17.7 million outstanding on our long-term note with Farm Credit.

Distributions to Members

We did not make any distributions to our members during the first nine months of our 2010 fiscal year, however, in June 2010 we did redeem 4,300,000 of redeemable units that were issued during April and June of 2009.  Total cash paid for the redemption of the units was approximately $5,188,000.  Management anticipates continuing to monitor our cash position and our projections regarding our profitability in determining whether to make a distribution to our members during our 2010 fiscal year.  Any such distribution will be subject to approval by our primary lender, Farm Credit.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  As a result of current conditions in the ethanol market that have presented more favorable operating conditions than we had during the beginning of our 2009 fiscal year, we have been able to reduce our reliance on our revolving lines of credit.  We did not have any amount outstanding on our revolving line of credit as of July 31, 2010 and we had $5 million available pursuant to our revolving line of credit and approximately $12.3 million available pursuant to our long-term revolving term loan.

We do not currently anticipate seeking additional equity or debt financing in the near term.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next 12 months.  However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require capital expenditures.

The following table shows our cash flows for the nine months ended July 31, 2010 and 2009:

	Nine Months Ended July 31
	2010	2009
Net cash provided by (used in) operating activities	$20,358,353	$(2,368,010)
Net cash (used in) investing activities	(896,958)	(2,545,801)
Net cash provided by (used in) financing activities	(19,461,395)	4,955,142

Cash Flow From Operations

Our cash flows from operations for the nine month period ended July 31, 2010 significantly increased compared to the same period of 2009.  This change is primarily related to a significant increase in our net income for the first nine months of 2010 compared to the same period of 2009.  We had net income of more than $11.8 million for the nine months ended July 31, 2010 compared to a net loss of more than $5.9 million for the nine month period ended July 31, 2009.

Cash Flow From Investing Activities

We used significantly less cash for investing activities during the nine months ended July 31, 2010 compared to the same period of 2009.  During the nine months ended July 31, 2009, we used cash primarily for the installation of our corn oil extraction equipment verses significantly fewer capital expenditures during the same nine month period for 2010.

Cash Flow From Financing Activities.

During the nine month period ended July 31, 2010, we used cash for financing activities related to redemption of our redeemable membership units and repayment of the Home Federal loans. We also received proceeds from the new Farm Credit loans of approximately $21 million during the nine month period ended July 31, 2010.  By comparison, our financing activities provided cash for our operations during the nine month period ended July 31, 2009.  We used $2.6 million in advances on our line of credit with Home Federal during the nine month period ended July 31, 2009.  This was primarily the result of poor operating conditions in the ethanol industry during that time period.  We also received proceeds from our equity offering during the 2009 period which provided cash for our operations and was subsequently paid back during June 2010.

Short-Term and Long-Term Debt Sources

On July 23, 2010, we entered into a new comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively “Farm Credit”).  The total face amount of this new comprehensive credit facility is $35 million which is split among two separate loans: (i) a $30 million term revolving line of credit with a maturity date of February 1, 2017; and (ii) a $5 million revolving line of credit with a maturity date of August 1, 2011.  In exchange for this new comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets.  In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

At the time we executed the new credit facility with Farm Credit, we repaid the entire outstanding balance of our credit facilities with Home Federal Savings Bank of Rochester, Minnesota (Home Federal).  Our credit facilities with Home Federal prior to the payoff included our expansion term loan and a revolving line of credit.  The balance of the Home Federal loans that we paid off was approximately $21 million.  Home Federal canceled its mortgage and security interest in all of our assets.  We currently have no further obligations under our Home Federal credit facilities.

Long-term Revolving Line of Credit

We have a total of $30 million available pursuant to our long-term revolving line of credit.  Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR).  The interest rate is subject to weekly adjustment.  We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016.  After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017.  In the event any amount is outstanding on this loan in excess of the new credit limit, we agreed to repay principal on the loan until we reach the new credit limit.  We agreed to pay an annual fee of 0.6% of the unused portion of this loan.  As of July 31, 2010, we had approximately $17,745,000 outstanding on this loan which accrued interest at a rate of 3.48% per year and approximately $12,255,000 available to be drawn.

Revolving Line of Credit

The maturity date of this revolving line of credit is August 1, 2011.  Interest on this loan accrues at 2.9% above the One-Month LIBOR.  The interest rate is subject to weekly adjustment.  We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements.  We agreed to pay an annual fee of 0.3% of the unused portion of this loan.  As of July 31, 2010, we had $0 outstanding on this loan and $5 million available to be drawn.

Administrative Agency Agreement

As part of the Farm Credit loan closing, we entered into an Administrative Agency Agreement with CoBank, ACP (CoBank).  CoBank purchased a participation interest in the Farm Credit loans and was appointed the administrative agent for the purpose of servicing the loans.  As a result, CoBank will act as the agent for Farm Credit with respect to our loans.  We agreed to pay CoBank an annual fee of $5,000 as the agent for Farm Credit.

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios.  As of July 31, 2010, we were in compliance with all of our loan covenants with Farm Credit.  We anticipate that we will be in compliance with our loan covenants for the next 12 months.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”) in conjunction with our original plant construction.  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment.  On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We started making payments on the $300,000 zero percent interest loan in January 2006.  The balance on this loan as of July 31, 2010 was approximately $208,000.

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

Revenue Recognition

Revenue from the sale of our products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers.  Interest income is recognized as earned.

Shipping costs incurred by us in the sale of ethanol and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol and corn oil are recorded based on the net selling price reported to us from our marketer.  Shipping costs incurred by us in the sale of distiller grain products are included in cost of goods sold.

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts.  We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales.  We do not typically enter into derivative instruments other than for hedging purposes.  All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the July 31, 2010 balance sheet at their fair market value.  Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes.  On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge.  Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings.  Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings.  Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarter ended July 31, 2010, we recorded combined realized and unrealized gains (losses) for derivatives from ethanol, corn and natural gas of approximately $860,000, $(166,000) and $(91,000) respectively.  These gains (losses) are recorded in revenues, cost of goods sold and cost of goods sold, respectively.  For the same quarter of 2009 we recorded combined realized and unrealized gains from corn of approximately $1,481,000, which are recorded in costs of goods sold, and no gains or (losses) from ethanol or natural gas.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We had approximately $17.7 million outstanding on our variable interest rate loans as of July 31, 2010.  Interest rates on our variable interest loans are adjusted weekly.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates.  Specifically, we had approximately $17.7 million outstanding in variable rate debt as of July 31, 2010.  The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of July 31, 2010 would be approximately $60,000.

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

As of July 31, 2010, we had price protection in place for approximately 9.5% of our anticipated corn needs, approximately 8.5% of our natural gas needs and 9.3% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2010.  The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 7/31/2010	Approximate Adverse Change to Income
Natural Gas	2,893,000	MMBTU	10%	$1,345,000
Ethanol	104,304,000	Gallons	10%	$16,063,000
Corn	37,440,000	Bushels	10%	$12,842,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010.  Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended July 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2010, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%.  This excise tax credit is set to expire on December 31, 2010.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the biodiesel blenders’ credit that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry ceasing to produce biodiesel because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel.  If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)                                  The following exhibits are filed as part of this report.

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference

10.1	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	X

10.2	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	X

10.3	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	X

10.4	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	X

10.5	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	X

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2010	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2010	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)