Form 10-K
period 2010-10-31
GOLDEN GRAIN ENERGY
filed 2010-12-23
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

As of April 30, 2010, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $17,677,500.  As of April 30, 2010, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $357,500.

As of December 23, 2010, there were 23,540,000 Class A membership units outstanding.  As of December 23, 2010 there were 920,000 Class B membership units outstanding.

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

During our 2009 fiscal year, we raised $4.3 million of additional equity through the sale of 4.3 million membership units.  The units that were issued were subject to a repurchase option held by us.  In June 2010, we repurchased the 4.3 million redeemable units that were issued during April and June of 2009.  Total cash paid for the redemption of the units was approximately $5,188,000.

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

Financial Information

Please refer to “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” for information about our revenue, profit and loss measurements and total assets and liabilities and “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” for our financial statements and supplementary data.

Principal Products

The principal products we produce are ethanol, distillers grains and corn oil.

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

Approximately 85% of our total revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2010.  Ethanol sales accounted for approximately 83% and 84% of our total revenue for our fiscal years ended October 31, 2009 and 2008 respectively.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distillers grains: Modified/Wet Distillers Grains (“MWDG”) and Distillers Dried Grains with Solubles (“DDGS”).  MWDG is processed corn mash that has been dried to approximately 50% moisture.  MWDG has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.

Approximately 14% of our total revenue was derived from the sale of distillers grains during our fiscal year ended October 31, 2010.  Distillers grains sales accounted for approximately 17% and 16% of our total revenue for our fiscal years ended October 31, 2009 and 2008 respectively.

Corn Oil

In February 2009, we commenced operating our corn oil extraction equipment which allows us to separate some of the corn oil contained in our distillers grains.  This process allows us to sell the corn oil separately from the distillers grains. Corn oil sales represented approximately 1% of our total revenue for our 2010 fiscal year and less than 1% of our total revenue for our 2009 fiscal year.  We had no corn oil sales during our 2008 fiscal year as the corn oil extraction equipment was not yet operational.

The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining.  However, the corn oil we produce can be used as the feedstock to produce biodiesel and has other industrial and animal feed uses. Originally we planned to use the corn oil that we extract from our distillers grains to produce biodiesel through Corn Oil Bio-Solutions, LLC (COBS).  We owned a majority of the equity of COBS and treated it as a subsidiary. However, due to concerns regarding the viability of COBS, this project was abandoned during our 2009 fiscal year.

Principal Product Markets

As described below in “Distribution Methods,” we market and distribute all of our ethanol, distillers grains and corn oil through professional third party marketers.  Our ethanol, distillers grains and corn oil marketers make all decisions with regard to where our products are marketed. Our ethanol, distillers grains and corn oil are primarily sold in the domestic market, however, as domestic production of ethanol, distillers grains and corn oil continue to expand, we anticipate increased international sales of our products.  Currently, the United States ethanol industry exports a significant amount of distillers grains to Mexico, Canada and China.  Management anticipates that demand for distillers grains in the Asian market may continue to increase in the future as distillers grains are used in animal feeding operations in China.  During our fourth quarter of 2010, the ethanol industry experienced increased ethanol exports to Europe.  These ethanol exports benefited ethanol prices in the United States.  We anticipate that ethanol exports will remain steady in our 2011 fiscal year.

We expect our ethanol, distillers grains and corn oil marketers to explore all markets for our products, including export markets.  However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

We originally entered into a marketing agreement with Renewable Products Marketing Group, LLC (“RPMG”) in April 2004 for the purposes of marketing and distributing our ethanol.  We entered into a new member ethanol marketing agreement with RPMG in April 2010 on essentially the same terms as our previous ethanol marketing agreement. We have an exclusive marketing arrangement with RPMG where all of the ethanol we produce is marketed by RPMG.  Effective as of December 1, 2005, we entered into a Member Control Agreement with RPMG whereby we made a capital contribution and became a 10% owner of RPMG.  Currently, we own approximately 9% of RPMG due to the fact that new members have become owners of RPMG.  We anticipate our ownership interest in RPMG to continue to change in the future as RPMG admits new members and other members exit.  We became an owner of RPMG in order to secure more favorable marketing fees offered by RPMG to its owners as well as to share in profits generated by RPMG.

On February 2, 2009, we executed a Corn Oil Marketing Agreement with RPMG. Pursuant to the agreement, RPMG agreed to market all of the corn oil we produce, except for certain corn oil we may sell to corn oil customers we identified before we executed the agreement. Currently, all of our corn oil is being sold through RPMG.  The initial term of the agreement was for one year.  The agreement automatically renews for additional one year terms unless either party gives 180 days notice that the agreement will not be renewed.  We agreed to pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

On December 15, 2010, we entered into a distillers grains marketing agreement with RPMG.  Pursuant to the agreement, RPMG agreed to market all of the distillers grains we produce. We agreed to pay RPMG a fee to market our distillers grains equal to the actual cost of marketing the distillers grains due to the fact that we are an owner of RPMG.  The initial term of the RPMG distillers grains marketing agreement is nine months.  Following the nine month period, we have the right to terminate the contract by giving RPMG ninety days written notice.  Our prior distillers grains marketer was Hawkeye Gold, LLC (Hawkeye Gold).  In August 2010, we gave Hawkeye Gold notice of our intent to terminate our distillers grains marketing agreement with Hawkeye Gold.

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

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn to continue to operate the ethanol plant at capacity, a shortage of corn could develop, particularly if there were an extended drought or other production problem.  If the United States were to endure an entire growing season with poor weather conditions, it could result in a significant decrease in corn supply which could cause prolonged high corn prices.

Corn prices can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government’s current and anticipated agricultural policy.  The price of corn was volatile during our 2010 fiscal year and we anticipate that it will continue to be volatile in the future. Increases in the price of corn significantly increase our cost of goods sold.  If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

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

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site.  We have a second high capacity well that has capacity to produce 600 gallons of water per minute.  These two wells provide adequate water capacity to operate the plant under normal circumstances.  In addition, we are connected to the City of Mason City’s water supply for fire protection and in the event the water supplied by our wells is not sufficient.  We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines.  We will pay a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015.  In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate our ethanol plant.  The cost of the license granted by ICM was included in the amount we paid to Fagen to design and built our ethanol plant and expansion.

Seasonality Sales

We experience some seasonality of demand for our ethanol and distillers grains. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand.  As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand.  In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.  We also experience decreased distillers grains demand during the summer months due to natural depletion in the size of cattle feed lots.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant.  Our primary sources of working capital are income from our operations as well as our revolving lines of credit with our primary lender Farm Credit.  For our 2011 fiscal year, we do not anticipate using our working capital for any material capital expenditures other than maintaining our current plant infrastructure.  Management believes that our current sources of working capital are sufficient to sustain our operations.

Dependence on One or a Few Major Customers

As discussed above, we rely on RPMG for the sale and distribution of all of our products and are highly dependent on RPMG for the successful marketing of our products.  We do not currently have the ability to market our ethanol, distillers grains and corn oil internally should RPMG be unable to market these products for us at acceptable prices.  We anticipate that we would be able to secure alternate marketers should RPMG fail, however, a loss of our marketer could significantly harm our financial performance.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do.  While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantages of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers.  Following the significant growth in the ethanol industry during 2005 and 2006, the ethanol industry has grown at a much slower pace.  As of November 11, 2010, the Renewable Fuels Association estimates that there are 204 ethanol production facilities in the United States with capacity to produce approximately 13.8 billion gallons of ethanol and another 9 plants under expansion or construction with capacity to produce an additional 840 million gallons.  However, the RFA estimates that approximately 5% of the ethanol production capacity in the United States was not operating as of November 11, 2010. The ethanol industry is continuing to experience a consolidation where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of United States ethanol production.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY

BY TOP PRODUCERS

Producers of Approximately 600
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/ Expansions (MMgy)

POET Biorefining	1,629.0	5.0

Archer Daniels Midland	1,450.0	275

Valero Renewable Fuels	1,130.0	—

Green Plains Renewable Energy	657.0	—

Updated: November 11, 2010

Ethanol is a commodity product where competition in the industry is predominantly based on price.  Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize.  This could put us at a competitive disadvantage to other ethanol producers.

In 2008, Valero Renewable Fuels, which is a subsidiary of a major gasoline refining company, purchased several ethanol plants from the VeraSun Energy bankruptcy auction.  Currently, Valero Renewable Fuels owns 10 ethanol plants with capacity to produce approximately 1.1 billion gallons of ethanol annually.  This makes Valero Renewable Fuels one of the largest ethanol producers in the United States.  Further, since the parent company of Valero Renewable Fuels is a gasoline blender, Valero Renewable Fuels has an established customer for the ethanol it produces which may allow Valero Renewable Fuels to be more competitive in the ethanol industry than we are able.  At times when ethanol demand may be lower, it is unlikely that Valero Renewable Fuels will have difficulty selling the ethanol it produces due to the fact that it is a subsidiary of a company that is required to blend a significant amount of ethanol.  While Valero is currently the largest oil company which has purchased ethanol production capacity, other large oil companies may follow the lead of Valero in the future.  Should other large oil companies become involved in the ethanol industry, it may be increasingly difficult for us to compete.  While we believe that we are a lower cost producer of ethanol, increased competition in the ethanol industry may make it more difficult for us to operate the ethanol plant profitably.

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn.  One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants.  Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale.  However, due to government incentives designed to encourage innovation in the production of cellulosic ethanol, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future.  Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently.  We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates.  One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”).  The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.  The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels.  These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel.  The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2010 was approximately 13 billion gallons, of which corn based ethanol could be used to satisfy approximately 12 billion gallons.  The RFS for 2011 is approximately 14 billion gallons, of which corn based ethanol can be used to satisfy approximately 12.6 billion gallons. Current ethanol production capacity exceeds the 2011 RFS requirement which can be satisfied by corn based ethanol.

In February 2010, the EPA issued new regulations governing the RFS.  These new regulations have been called RFS2.  The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions.  Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program.  RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases.  Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.  The scientific method of calculating these green house gas reductions has been a contentious issue.  Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% green house gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect.  However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program.  Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions. In addition to the lifecycle green house gas reductions, many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane.  This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market.  If this were to occur, it could reduce demand for the ethanol that we produce.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles.  Most ethanol that is used in the United States is sold in a blend called E10.  E10 is a blend of 10% ethanol and 90% gasoline.  E10 is approved for use in all standard vehicles.  Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year.  This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.  Many in the ethanol industry believe that we will reach this blending wall in 2011, since the RFS requirement for 2011 is 14 billion gallons, much of which will come from ethanol.  The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold.  In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2007 and later.  The EPA was expected to make a ruling on allowing E15 for use in vehicles produced in model year 2001 and later by the end of 2010, however, this decision has been delayed by the EPA.  Management believes that many gasoline retailers will refuse to provide E15 due to the fact that not all standard vehicles will be allowed to use E15 and due to the labeling requirements the EPA may impose.  The EPA is considering instituting labeling requirements associated with E15 which may unfairly discourage consumers from purchasing E15.  As a result, the approval of E15 may not significantly increase demand for ethanol.  In addition to E15, the ethanol industry is pushing the use of an intermediate blend of 12% ethanol and 88% gasoline called E12.  Management believes that E12 may be more beneficial to the ethanol industry than E15 because many believe that E12 could be approved for use in all standard vehicles.  Management believes this will make it easier for retailers to supply E12 compared to E15, unless E15 is approved for use in all standard vehicles.  Two lawsuits were filed on November 9, 2010 by representatives of the food industry and the petroleum industry challenging the EPA’s approval of E15.  It is unclear what effect these lawsuits will have on the implementation of E15 in the United States retail gasoline market.

In addition to the RFS, the ethanol industry depends on the Volumetric Ethanol Excise Tax Credit (“VEETC”).  VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend).  VEETC was recently renewed until December 31, 2011.  If this tax credit is not renewed before the end of 2011, it likely would have a negative impact on the price of ethanol and demand for ethanol in the market due to reducted discretionary blending of ethanol.  Discretionary blending is when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, due to the RFS, we anticipate that demand for ethanol will continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011.  If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

The USDA recently announced that it will provide financial assistance to help implement more “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85.  These blender pump accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations.  Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009.  This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.  This could increase local demand for ethanol and may increase the local price for ethanol.  However, this will also likely correspond to increased competition for raw materials in Iowa.

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

We have obtained all of the necessary permits to operate the plant.  In the fiscal year ended October 31, 2010, we incurred costs and expenses of approximately $215,000 complying with environmental laws, including the cost of obtaining permits.  Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In late 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in green house gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol.  Management believes that these new regulations will preclude corn based ethanol from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Currently, several lawsuits have been filed challenging the California LCFS.

United States ethanol production is currently benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States.  The 54 cent per gallon tariff was recently extended until December 31, 2011. If this tariff is eliminated, it could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  Ethanol imported from other countries may be a less expensive alternative to domestically produced ethanol and may affect our ability to sell our ethanol profitably.

Employees

As of October 31, 2010, we had 46 full-time employees and 1 part time employee.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States.  All of the products sold to our customers for fiscal years 2010, 2009 and 2008 were produced in the United States and all of our long-lived assets are domiciled in the United States.  We have engaged a third-party professional marketer who decides where our products are marketed and we have no control over the marketing decisions made by our marketer.  Our marketer may decide to sell our products in countries other than the United States. Currently, a significant amount of distillers grains are exported to Mexico, Canada and China and the United States ethanol industry has recently experienced increased exports of ethanol to Europe.  However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Ethanol production requires substantial amounts of corn. Generally, higher corn prices will produce lower profit margins and, therefore, negatively affect our financial performance.  Corn prices can be volatile and can increase significantly in a short period of time. If a period of high corn prices were to be sustained for some time, such pricing may reduce our ability to operate profitably because of the higher cost of operating our plant.  We may not be able to offset any increase in the price of corn by increasing the price of our products.  If we cannot offset increases in the price of corn, our financial performance may be negatively affected.

The prices for and availability of natural gas are subject to volatile market conditions.  These market conditions often are affected by factors beyond our control such as higher prices as a result of colder than average weather conditions or natural disasters, overall economic conditions and foreign and domestic governmental regulations and relations.  Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol and more significantly, distillers grains for our customers.  Furthermore, increases in natural gas prices or changes in our natural gas costs relative to natural gas costs paid by competitors may adversely affect our results of operations and financial condition.  We seek to minimize the risks from fluctuations in the prices of corn and natural gas through the use of hedging instruments.  However, these hedging transactions also involve risks to our business.  See “Risks Relating to Our Business - We engage in hedging transactions which involve risks that could harm our business.”  If we were to experience relatively higher corn and natural gas costs compared to the selling prices of our products for an extended period of time, we may not be able to profitably operate the ethanol plant.

Declines in the price of ethanol or distillers grains would significantly reduce our revenues. The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products.  We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas.  Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably.  We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2011 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand.  Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

If the Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expires on December 31, 2011, it could negatively impact our profitability.  The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%.  The VEETC was recently extended for one year.  This excise tax credit is set to expire on December 31, 2011.  We believe that VEETC positively impacts the price of ethanol.  On December 31, 2009, the biodiesel blenders’ credit that benefits the biodiesel industry was allowed to expire.  This resulted in the biodiesel industry significantly decreasing biodiesel production because the price of biodiesel without the tax credit was uncompetitive with the cost of petroleum based diesel.  If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans.  We have a $35 million credit facility with Farm Credit.  Our credit agreements with Farm Credit include various financial loan covenants.  We are currently in compliance with all of our financial loan covenants.  Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants.  If we violate the terms of our credit agreement, including our financial loan covenants, Farm Credit could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

The ethanol industry is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units.  The ethanol industry has grown significantly in the last decade.  According to the Renewable Fuels Association, the ethanol industry has grown from approximately 1.5 billion gallons of production per year in 1999 to approximately 13 billion gallons in 2010.  This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time.  As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance.  We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably.  If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

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

Our business is not diversified.  Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distillers grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably.  We are highly dependent on our management team to operate our ethanol plant.  We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment.  Any loss of these executive officers and key employees may prevent us from operating the ethanol plant profitably and could decrease the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles.  Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline.  Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year.  Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the “blending wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool.  Many in the ethanol industry believe that the ethanol industry is approaching this blending wall.  In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles.  Such higher percentage blends of ethanol are a contentious issue.  Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends.  Recently, the EPA approved the use of E15 for standard vehicles produced in the model year 2007 and later.  The EPA is expected to make a decision soon regarding the use of E15 in vehicles produced in model year 2001 and later.  However, the EPA is also expected to introduce E15 labeling requirements which may cause consumers to avoid using E15.  The fact that E15 has not been approved for use in all vehicles and the anticipated labeling requirements may lead to gasoline retailers refusing to carry E15.  Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably.  This could reduce or eliminate the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.  Recently, California passed a Low Carbon Fuels Standard (LCFS).  The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California.  California represents a significant ethanol demand market.  If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce.  While implementation of the California LCFS has recently been delayed, any decrease in ethanol demand as a result of these regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn based ethanol which may negatively affect our profitability.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a strong incentive to develop commercial scale cellulosic ethanol.  The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022.  Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants.  We expect this will encourage innovation that may lead to commercially viable cellulosic ethanol plants in the near future.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry.  The supply of domestically produced ethanol is at an all-time high.  According to the Renewable Fuels Association, as of November 11, 2010, there are 204 ethanol plants in the United States with capacity to produce approximately 13.8 billion gallons of ethanol per year.  In addition, there are approximately 9 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 840 million gallons per year.  Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition.  According to the Renewable Fuels Association, approximately 5% of the ethanol production capacity in the United States was idled as of November 11, 2010, the most recent available data.  During the early part of 2009 when the ethanol industry was experiencing unfavorable operating conditions, as much as 20% of the ethanol production in the United States may have been idled.  Further, ethanol demand may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA for use in standard (non-flex fuel) vehicles.  If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline.  If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs.  This could negatively affect our profitability.

Decreasing gasoline prices may negatively impact the selling price of ethanol which could reduce our ability to operate profitably.  The price of ethanol tends to change partially in relation to the price of gasoline.  Decreases in the price of ethanol reduces our revenue.  Our profitability depends on a favorable spread between our corn and natural gas costs and the price we receive for our ethanol.  If ethanol prices fall during times when corn and/or natural gas prices are high, we may not be able to operate our ethanol plant profitably.

Growth in the ethanol industry is dependent on growth in the fuel blending infrastructure to accommodate ethanol, which may be slow and could result in decreased ethanol demand.  The ethanol industry depends on the fuel blending industry to blend the ethanol that is produced with gasoline so it may be sold to the end consumer.  In many parts of the country, the blending infrastructure cannot accommodate ethanol, so no ethanol is used in those markets. Substantial investments are required to expand this blending infrastructure and the fuel blending industry may choose not to expand the blending infrastructure to accommodate ethanol. Should the ability to blend ethanol not expand at the same rate as increases in ethanol supply, it may decrease the demand for ethanol which may lead to a decrease in the selling price of ethanol, which could impact our ability to operate profitably.

We operate in an intensely competitive industry and compete with larger, better financed entities which could impact our ability to operate profitably.  There is significant competition among ethanol producers.  There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from outside of the United States.  The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce.  Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger entities.  These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance.

Competition from the advancement of alternative fuels may lessen the demand for ethanol.  Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes may affect the demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Many also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in vehicles.  If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production, including federal tax incentives, may be eliminated in the future, which could hinder our ability to operate at a profit.  The ethanol industry is assisted by various federal ethanol production and tax incentives, including the Renewable Fuels Standard (RFS).  The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations.

In addition, the elimination or reduction of tax incentives to the ethanol industry, such as the VEETC available to gasoline refiners and blenders, could also reduce the market demand for ethanol, which could reduce ethanol prices and our revenue. If the federal tax incentives are eliminated or sharply curtailed, we believe that decreased ethanol demand will result, which could negatively impact our ability to operate profitably.

Also, elimination of the tariffs that protect the United States ethanol industry could lead to the importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports.  The tariff that protects the United States ethanol industry expires at the end of 2011 which could lead to increased ethanol supplies and decreased ethanol prices.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance.  In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for purposes of motor vehicle emissions.  The Supreme Court directed the EPA to regulate carbon dioxide from vehicle emissions as a pollutant under the Clean Air Act. Similar lawsuits have been filed to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act. Our plant produces a significant amount of carbon dioxide that we currently vent into the atmosphere. While there are currently no regulations applicable to us concerning carbon dioxide, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations.  Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2. PROPERTIES.

Our ethanol plant is located on an approximately 124-acre site in north-central Iowa.  The plant’s address is 1822 43rd Street SW, Mason City, Iowa.  We produce all of our ethanol, distillers grains and corn oil at this site.  The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year.

All of our tangible and intangible property, real and personal, serves as the collateral for our $35 million senior credit facility with Farm Credit. Our senior credit facility is discussed in more detail under “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS — Liquidity and Capital Resources.”

ITEM 3.  LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  We are not currently involved in any material legal proceedings.

ITEM 4. (REMOVED RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for our Class A or Class B membership units.  We have created a qualified online matching service (“QMS”) in order to facilitate trading of our units.  The QMS consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units.  We do not receive any compensation for creating or maintaining the QMS.  We do not become involved in any purchase or sale negotiations arising from the QMS. In advertising the QMS, we do not characterize the Company as being a broker or dealer or an exchange.  We do not give advice regarding the merits or shortcomings of any particular transaction.  We do not receive, transfer or hold funds or securities as an incident of operating the QMS.  We do not use the QMS to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements.  We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates.  So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC’s filing system.  However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.

As of December 15, 2010, there were approximately 875 holders of record of our Class A units and approximately 50 holders of record of our Class B units.

The following table contains historical information by quarter for the past two years regarding the actual unit transactions that were completed by our unit-holders during the periods specified. We believe this most accurately represents the current trading value of our units.  The information was compiled by reviewing the completed unit transfers that occurred on the QMS bulletin board or through private transfers during the quarters indicated.

Quarter	Low Price	High Price	Average Price	# of Units Traded
2009 1st	$3.40	$4.25	$3.67	42,500
2009 2nd	$3.55	$3.55	$3.55	7,500
2009 3rd	$—	$—	$—	None
2009 4th	$3.25	$3.25	$3.25	5,000
2010 1st	$3.20	$3.20	$3.07	15,000
2010 2nd	$2.75	$3.50	$3.09	62,000
2010 3rd	$3.10	$3.15	$3.14	14,000
2010 4th	$2.50	$2.50	$2.50	10,000

The following table contains the bid and asked prices that were posted on the QMS bulletin board and includes some transactions that were not completed.  We believe the table above more accurately describes the trading value of our units as the bid and asked prices below include some offers that never resulted in completed transactions.  The information was compiled by reviewing postings that were made on the QMS bulletin board.

Sellers Quarter	Low Price	High Price	Average Price	# of Units Listed
2009 1st	$3.30	$4.25	$3.44	6,800
2009 2nd	$3.80	$3.80	$3.80	30,000
2009 3rd	$3.45	$3.75	$3.55	30,000
2009 4th	$3.00	$3.55	$3.28	21,000
2010 1st	$2.75	$3.50	$3.12	44,000
2010 2nd	$2.95	$3.50	$3.41	181,000
2010 3rd	$3.10	$3.25	$3.20	54,000
2010 4th	$2.70	$3.50	$3.39	116,500

Buyers Quarter	Low Price	High Price	Average Price	# of Units Listed
2009 1st	$3.50	$3.50	$3.50	30,000
2009 2nd	$—	$—	$—	None
2009 3rd	$—	$—	$—	None
2009 4th	$—	$—	$—	None
2010 1st	$—	$—	$—	None
2010 2nd	$3.25	$3.25	$3.25	10,000
2010 3rd	$—	$—	$—	None
2010 4th	$—	$—	$—	None

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

DISTRIBUTIONS

Operating distributions to our unit holders are in proportion to the number of units held by each unit holder, regardless of class.  A unit holder’s distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class.   Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement.  Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion.  Our expectations with respect to our ability to make future distributions are discussed further in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”   In addition, distributions are restricted by certain loan covenants in our credit agreements with Farm Credit.  We may only make distributions to our members in an amount that does not exceed 60% of our net income for the prior fiscal year provided that we are not in default of our credit agreements and the payment of the distribution would not cause us to default on our credit agreements.  We have not declared a distribution to our members during the last two fiscal years.  However, on December 20, 2010 the board of directors declared a $0.25 distribution per unit for members of record as of December 15, 2010. This distribution is anticipated to be paid in late January, 2011.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2005, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the “NASDAQ Market Index”) and an index of other companies that have the same SIC code as the Company (the “SIC Code Index”). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2005. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ASSUMES $100 INVESTED ON NOV. 01, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING OCT. 31, 2010

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated.  The selected consolidated balance sheet financial data as of October 31, 2008, 2007 and 2006 and the selected consolidated income statement data and other financial data for the years ended October 31, 2007 and 2006 have been derived from our audited consolidated financial statements that are not included in this Form 10-K.  The selected consolidated balance sheet financial data as of October 31, 2010 and 2009 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended October 31, 2010 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K.  You should read the following table in conjunction with “ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K.  Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2010	2009	2008	2007	2006
Revenues	$208,461,685	$198,631,396	$278,702,939	$155,376,419	$113,575,311

Cost Goods Sold	190,653,662	191,044,396	257,715,593	131,504,098	68,503,468

Gross Profit	17,808,023	7,587,000	20,987,346	23,872,321	45,071,843

Operating Expenses	2,223,716	1,641,701	2,477,857	2,546,689	2,127,654

Impairment Loss	—	2,400,000	—	—	—

Operating Income	15,584,307	3,545,299	18,509,489	21,325,632	42,944,189

Other Income (Expense)	1,336,652	(1,925,893)	(613,913)	(995,507)	(523,171)

Net Income	16,920,959	2,219,406	17,895,576	20,330,125	42,421,018

Weighted Average Units Outstanding	27,326,667	26,485,771	24,460,000	24,460,000	25,293,333

Net Income Per Unit	$0.62	$0.08	$0.73	$0.83	$1.68

Cash Distributions per Unit	$—	$—	$0.65	$1.00	$0.10

Balance Sheet Data:	2010	2009	2008	2007	2006
Current Assets	$21,934,185	$16,229,819	$14,264,258	$11,523,935	$21,759,099

Net Property and Equipment	80,314,240	87,448,240	96,258,995	95,086,267	66,768,179

Other Assets	20,460,582	17,178,331	16,353,987	14,818,459	9,418,814

Total Assets	122,709,007	120,856,390	126,877,240	121,428,661	97,946,092

Current Liabilities	9,216,092	8,884,890	15,446,792	10,263,239	12,725,973

Long-Term Debt	22,607,280	32,818,635	38,148,845	40,480,395	10,405,217

Non-Controlling Interest	—	—	600,000	—	—

Members’ Equity	90,885,635	79,152,865	72,681,603	70,685,027	74,814,902

Book Value Per Unit	3.72	2.75	2.97	2.89	3.05

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

Results of Operations

Comparison of Fiscal Years Ended October 31, 2010 and 2009

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenues	$208,461,685	100.0	$198,631,396	100.0

Cost of Goods Sold	190,653,662	91.5	191,044,396	96.2

Gross Profit	17,808,023	8.5	7,587,000	3.8

Operating Expenses	2,223,716	1.1	1,641,701	0.8

Impairment Loss	—	0.0	2,400,000	1.2

Operating Income	15,584,307	7.5	3,545,299	1.8

Other Income (Expense)	1,336,652	0.6	(1,925,893)	(1.0)

Net Income	16,920,959	8.1	1,619,406	0.8

Net Loss Attributable to Non-Controlling Interest	—	0.0	600,000	0.3

Net Income Attributable to Golden Grain Energy	16,920,959	8.1	2,219,406	1.1

Revenue

During our 2010 fiscal year, our total revenue increased significantly compared to our 2009 fiscal year.  Management attributes this increase in total revenue primarily with a significant increase in the average price we received per gallon of ethanol sold during the 2010 fiscal year.  We also sold more distillers grains and corn oil during our 2010 fiscal year compared to our 2009 fiscal year.  The average price we received per pound of corn oil sold was also higher during the 2010 period compared to the 2009 period.  However, our revenues were offset by a decrease of approximately $6,695,000 from an unrealized and realized loss on derivatives associated with the sale of ethanol.  In 2009 derivatives from ethanol had no impact on revenues.  For our 2010 fiscal year, ethanol sales accounted for approximately 85% of our total revenue, distillers grains sales accounted for approximately 14% of our total revenue and corn oil sales accounted for approximately 1% of our total revenue.  For our 2009 fiscal year, ethanol sales accounted for approximately 83% of our total revenue, distillers grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for less than 1% of our total revenue.

Ethanol

The total gallons of ethanol that we sold during our 2010 fiscal year was approximately 1% less than during our 2009 fiscal year.  Management attributes this decrease in ethanol sales with the fact that we are now shipping more of our ethanol in unit trains than during the 2009 fiscal year.  This reduces our shipping costs associated with our ethanol, however, it also results in us maintaining more ethanol in inventory until we can fill the unit trains and ship our finished products to our customers.  Our total ethanol production during our 2010 fiscal year was approximately 1% higher compared to our 2009 fiscal year.  During January of 2009, we reduced production of ethanol at our plant in order to perform cleaning and maintenance and to avoid unfavorable operating conditions in the ethanol industry.  This reduced our total ethanol production during our 2009 fiscal year. Offsetting the decrease in the number of gallons of ethanol we sold was an increase in the average price we received per gallon of ethanol sold during our 2010 fiscal year compared to our 2009 fiscal year of approximately 12%.  Management attributes this increase in the average price we received per gallon of ethanol with higher corn prices and increased ethanol exports during our 2010 fiscal year.  These increases in ethanol exports and corn prices mostly occurred during our fourth quarter of 2010.

Management anticipates that ethanol prices will remain steady during our 2011 fiscal year. Management anticipates ethanol production will be comparable during our 2011 fiscal year provided the ethanol industry can maintain current ethanol prices.  However, in the event ethanol prices decrease significantly, we may be forced to reduce ethanol production during times when our operating margins are unfavorable. Further, our operating margins depend on corn prices which can affect the spread between the price we receive for our ethanol and our raw material costs.  In times when this spread decreases or becomes negative, we may reduce or terminate ethanol production until these spreads become more favorable.

Distillers Grains

We produce distillers grains for sale primarily in two forms, distillers dried grains with solubles (DDGS) and modified/wet distillers grains (MWDG).  During our 2010 fiscal year, we experienced a shift in the mix of distillers grains we sold in the form of DDGS versus MWDG compared to previous years.  During our 2010 fiscal year, we sold approximately 95% of our total distillers grains in the form of DDGS and approximately 5% of our total distillers grains in the form of MWDG.  During our 2009 fiscal year, we sold approximately 90% of our total distillers grains in the form of DDGS and approximately 10% of our total distillers grains in the form of MWDG.  Management attributes this shift in the mix of our distillers grains sales with an increase in export demand for distillers grains during our 2010 fiscal year compared to our 2009 fiscal year.  As more of our distillers grains are shipped outside of our local market, we sell more of our distillers grains in the dried form since it is less expensive to ship DDGS and the shelf life of DDGS is much longer than MWDG.  Market factors dictate whether we sell more DDGS versus MWDG.

We sold approximately 11% more tons of DDGS during our 2010 fiscal year compared to our 2009 fiscal year.  Management attributes this increase in DDGS sales with increased production of ethanol during the 2010 fiscal year and more distillers grains exports compared to our 2009 fiscal year.  As we produce more ethanol, the total tons of distillers grains that we produce also increases.  Offsetting the increase in DDGS sales was a decrease of approximately 16% in the average price we received per ton of DDGS sold during our 2010 fiscal year compared to our 2009 fiscal year.  During our 2009 fiscal year, uncertainty existed regarding the supply of distillers grains in the market due to the fact that many ethanol producers were reducing production during late 2008 and early 2009.  Management believes this resulted in higher distillers grains prices due to increasing demand and lower supplies during our 2009 fiscal year.  Further, management believes that distillers grains prices lag behind corn prices.  As a result, distillers grains prices during our 2010 fiscal year may not have fully benefited from recent increases in corn prices that we experienced in the second half of our 2010 fiscal year.  Management believes corn prices affect the market price of distillers grains since distillers grains are typically used as an animal feed substitute for corn.

As a result of the increased export demand for distillers grains discussed above, we sold approximately 47% fewer tons of MWDG during our 2010 fiscal year compared to our 2009 fiscal year.  In addition to the decrease in MWDG sold, the average price we received per ton of MWDG sold decreased by approximately 20% during our 2010 fiscal year compared to our 2009 fiscal year.

Management anticipates demand for distillers grains will remain steady, especially if corn prices trend higher during our 2011 fiscal year.  Management believes that increased revenue from distillers grains sales during times when corn prices are high helps us to somewhat offset our increased cost of goods sold from the higher corn prices.  Management believes that distillers grains prices could decrease significantly if export demand for distillers grains decreases.  This could be especially true in the summer months when distillers grains demand is lower in the United States.

Corn Oil

During our 2009 fiscal year, we installed equipment that allows us to remove some of the corn oil that is contained in our distillers grains and sell the corn oil separately from the distillers grains.  This was a new revenue source for us during our 2009 fiscal year. During our 2010 fiscal year, we experienced an increase in the total pounds of corn oil we sold of approximately 13% compared to our 2009 fiscal year.  We produced more corn oil during our 2010 fiscal year compared to our 2009 fiscal year due to increased operation of the corn oil extraction equipment.  We had more down-time for our corn oil extraction equipment during our 2009 fiscal year compared to our 2010 fiscal year due to reliability issues with our corn oil extraction equipment.  In addition to our increased sales of corn oil, the average price we received per pound of corn oil sold during our 2010 fiscal year was approximately 27% greater compared to our 2009 fiscal year.  Management attributes this increase in corn oil prices with increased use of corn oil in biodiesel and animal feed.

Management anticipates continuing to increase our corn oil production during our 2011 fiscal year as we continue to refine the operation of our corn oil extraction equipment. Since we only recently installed the corn oil extraction equipment, we are continuing to improve our efficiency operating this equipment.  We are also in the process of upgrading our corn oil centrifuges which management anticipates will result in increased corn oil extraction efficiency and in turn increased corn oil production.  However, management anticipates that corn oil prices may not be sustainable in the future as more corn oil enters the market.  This could negatively impact our corn oil revenue.

Cost of Goods Sold

Our two primary costs of producing ethanol, distillers grains and corn oil are corn costs and natural gas costs.  We experienced a slight decrease in our cost of goods sold for our 2010 fiscal year compared to our 2009 fiscal year.

Corn Costs

Our largest cost associated with the production of ethanol, distillers grains and corn oil is corn costs.  The total amount we paid for corn during our 2010 fiscal year was approximately 0.1% lower than the amount we paid during our 2009 fiscal year.  The total bushels of corn that we purchased during our 2010 fiscal year was approximately 2% greater compared to our 2009 fiscal year. This increase in corn purchases was due to our increased ethanol, distillers grains and corn oil production during our 2010 fiscal year compared to our 2009 fiscal year.  Offsetting this increase in the total bushels of corn we purchased was a decrease in our average cost per bushel of corn of approximately 2% for our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this decrease in our average cost per bushel of corn during 2010 with unfavorable derivative instrument positions that we had in place during the beginning of our 2009 fiscal year which increased our corn costs during that time period.  Market corn prices increased during our 2010 fiscal year starting in July and continuing into the middle of November 2010.  Management attributes this increase in corn prices with uncertainty regarding weather factors that resulted in decreased yields in some parts of the United States. Parts of Iowa experienced these lower yields which reduced the amount of corn harvested in the fall of 2010.  This led to fears regarding an imbalance between corn supply and demand which had a negative impact on corn prices.  While corn prices decreased from the middle of November until the end of November, corn prices have since increased significantly.  Management believes that the corn market was correcting in November following the corn price increases during the fall of 2010.  However, management believes that corn prices may continue to increase during the first half of our 2011 fiscal year as the market pushes more producers to plant corn as opposed to soybeans and to keep corn demand in check. Management anticipates that corn prices may decrease following planting and thereafter will be subject to weather factors that may influence corn prices during the 2011 growing season.

Natural Gas Costs

Our total cost of goods sold attributed to natural gas decreased during our 2010 fiscal year compared to our 2009 fiscal year, primarily due to a decrease in our average cost per MMBtu of natural gas during our 2010 fiscal year compared to our 2009 fiscal year.  Our average cost per MMBtu of natural gas during our 2010 fiscal year was approximately 5% lower compared to our 2009 fiscal year.  Management attributes this decrease in our natural gas costs with lower market natural gas prices due to increased natural gas supplies and relatively stable natural gas demand.  Partially offsetting this decrease in our average cost per MMBtu of natural gas was an increase in our natural gas consumption during our 2010 fiscal year compared to our 2009 fiscal year.  We consumed approximately 3% more natural gas during our 2010 fiscal year compared to our 2009 fiscal year.  This increase in natural gas consumption was due to our increased production of distillers grains in the dried form compared to the modified/wet form during our 2010 fiscal year.  As we produce more DDGS, our natural gas consumption increases because we use natural gas to fire our distillers grains dryers.

Management anticipates that natural gas prices will remain steady during our 2011 fiscal year unless demand significantly increases due to improved global economic conditions. Management anticipates that our natural gas consumption will be comparable during our 2011 fiscal year unless our ethanol and distillers grains production decrease due to market factors in the ethanol industry.

Realized and unrealized gains and losses related to our corn and natural gas derivative instruments resulted in a decrease of approximately $363,000 in our cost of goods sold for our 2010 fiscal year compared to an increase of approximately $181,000 in our cost of goods sold for our 2009 fiscal year.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Operating Expenses

Our operating expenses increased significantly for our 2010 fiscal year compared to our 2009 fiscal year.  Management attributes this increase in operating expenses to increased personnel costs due to the fact that we included the salary of our Chief Operating Officer in our operating expenses during our 2010 fiscal year since the position has recently been performing more of an administrative role in our operations.  Previously, personnel costs associated with this position were included in our cost of goods sold.  In addition, we paid a larger bonus during our 2010 fiscal year compared to our 2009 fiscal year.  We also had increased expenses related to our insurance costs and our promotional costs during our 2010 fiscal year compared to our 2009 fiscal year.

Impairment Loss

We had an impairment loss of $2.4 million during our 2009 fiscal year.  This impairment loss was related to the fact that the COBS project was idled during our 2009 fiscal year due to uncertainty related to the viability of the project.  As a result, we reduced the value of COBS on our financial statements to $0 during our 2009 fiscal year.  The impairment loss represented the total investment by us and the other equity owners of COBS in the project.  Since we accounted for COBS as a subsidiary, we included the entire value of the investment in COBS in our financial statements and we offset the impairment loss of $2.4 million with the $600,000 non-controlling interest in COBS.  This $600,000 represented the other COBS owners’ investment in the project.  The net effect on our financial statements was a loss of $1.8 million.  We did not have an impairment loss during our 2010 fiscal year.

Other Income (Expense)

We had other income during our 2010 fiscal year compared to other expense during our 2009 fiscal year.  We had more interest income during our 2010 fiscal year compared to our 2009 fiscal year due to having more cash on hand during the 2010 period.  Our interest expense decreased significantly during our 2010 fiscal year compared to our 2009 fiscal year due to our continuing retirement of our long-term debt and our debt refinancing during our 2010 fiscal year that resulted in a lower interest rate that accrues on our credit facilities. We had an approximately $1.3 million loss which was included in our 2010 fiscal year due to a prepayment penalty that we paid Home Federal Savings Bank in order to refinance our debt with Farm Credit. Further, we had significantly more earnings recognized from our investments during our 2010 fiscal year compared to our 2009 fiscal year.  Management attributes this increase with improved operating conditions in the ethanol industry which has positively impacted many of our investments.

Changes in Financial Condition for Fiscal Years Ended October 31, 2010 and 2009

Assets

Our accounts receivable was higher at October 31, 2010 compared to October 31, 2009 due to a combination of higher ethanol prices at October 31, 2010 compared to October 31, 2009 and timing issues related to the amount of gallons of ethanol for which we were waiting for payment.  The amount that we had due from our commodities broker was higher at October 31, 2010 compared to October 31, 2009 due to corn price increases during the fall of 2010.  These corn price increases required us to maintain more cash in our margin account with our commodities broker to offset unrealized losses on our risk management positions at October 31, 2010.  The value of our inventory was higher at October 31, 2010 compared to October 31, 2009 due primarily to a significant increase in the amount of finished goods we had on hand at October 31, 2010.  Since we are shipping more of our products in unit trains, we are required to maintain more finished goods in inventory until the unit train is complete and can be sent to our end customers.  Shipping our finished products by unit trains allows us to realize savings on our shipping costs.  Our prepaid expenses and other current assets were higher at October 31, 2010 compared to October 31, 2009 due to increased spare parts and maintenance inventory on hand at October 31, 2010.

Our net property and equipment was lower at October 31, 2010 compared to October 31, 2009 due to our accumulated depreciation.  We completed capital projects related to our slurry pump upgrade project and certain rail improvements during our 2010 fiscal year that increased the value of our grain handling equipment and plant and process equipment. Further, we had construction in progress at October 31, 2010 related to the purchase and installation of new centrifuges that we use to extract corn oil from our distillers grains. We also had various other smaller plant infrastructure upgrade projects in progress as of October 31, 2010.

Our other assets were higher at October 31, 2010 compared to October 31, 2009, primarily due to increases in the value of our investments.  Many of our investments are in companies involved in the ethanol industry.  As the ethanol industry experienced more favorable operating conditions during our 2010 fiscal year compared to our 2009 fiscal year, the value of our investments increased.  Our grant receivable was lower at October 31, 2010 compared to October 31, 2009 due to continuing benefits we receive related to our property tax reductions from Cerro Gordo County Iowa.  The value of our debt issuance costs net of accumulated amortization was lower due to our retirement of our Home Federal loans during our 2010 fiscal year.  The amount of debt issuance costs that we are currently amortizing relate to our Farm Credit loans.

Liabilities

The current portion of our long-term debt was significantly lower at October 31, 2010 compared to October 31, 2009.  This reduction was due to our restructured credit facilities with Farm Credit.  Currently, our credit facilities with Farm Credit are structured as revolving loans, which do not decrease in availability until 2011, so there is no amount included in our current portion of long-term debt.  The amount that is included in our current portion of long-term debt as of October 31, 2010 is primarily related to the amount that we are scheduled to pay to the Iowa Department of Economic Development in December 2010 for a no-interest loan IDED granted us in 2006.  Our accounts payable were higher at October 31, 2010 compared to October 31, 2009 due primarily to higher corn prices that increased the amount that was due to our corn suppliers at October 31, 2010.  Our liability associated with our derivative instruments was higher at October 31, 2010 compared to October 31, 2009 due to significant corn price increases that occurred during our fourth quarter of 2010 which resulted in unrealized losses on some of our derivative instrument positions at October 31, 2010.

Our long-term liability related to our deferred compensation was lower at October 31, 2010 compared to October 31, 2009 due to continuing retirement of the phantom units we have issued to our management employees as deferred compensation. Our liability associated with our long-term debt was significantly lower at October 31, 2010 compared to October 31, 2009 due to our continuing debt service payments.  In addition, the value of our deferred revenue at October 31, 2010 was lower compared to October 31, 2009, which correlates to the decrease in the value of our grant receivable as described above under other assets.

Comparison of Fiscal Years Ended October 31, 2009 and 2008

	2009		2008
Income Statement Data	Amount	%	Amount	%
Revenues	$198,631,396	100.0	$278,702,939	100.0

Cost of Goods Sold	$191,044,396	96.2	$257,715,593	92.5

Gross Profit	$7,587,000	3.8	$20,987,346	7.5

Operating Expenses	$1,641,701	0.8	$2,477,857	0.9

Impairment Loss	$2,400,000	1.2	$—	—

Operating Income	$3,545,299	1.8	$18,509,489	6.6

Other Income (Expense)	$(1,925,893)	(1.0)	$(613,913)	(0.2)

Net Income	$1,619,406	0.8	$17,895,576	6.4

Net Loss Attributable to Non-Controlling Interest	$600,000	0.3	$—	—

Net Income Attributable to Golden Grain Energy	$2,219,406	1.1	$17,895,576	6.4

Revenue

We experienced a significant decrease in our total revenue for our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease primarily to significant decreases we experienced in the average prices we received for our ethanol and distillers grains during fiscal year 2009 compared to fiscal year 2008.  We also experienced a decrease in the total amount of ethanol and distillers grains we sold during our 2009 fiscal year compared to our 2008 fiscal year.  For our 2009 fiscal year, ethanol sales comprised approximately 83% of our total revenue, distillers grains comprised approximately 17% of our total revenue and corn oil sales comprised less than 1% of our total revenue.  For our 2008 fiscal year, ethanol sales comprised approximately 84% of our total revenue and distillers grains comprised approximately 16% of our total revenue.  We had no corn oil sales during our 2008 fiscal year as our corn oil extraction equipment was not yet operational.

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

During our 2009 fiscal year, the total gallons of ethanol we sold decreased by approximately 3% compared to our 2008 fiscal year.  Management attributes this decrease in ethanol sales with decreased ethanol production during 2009 compared to 2008 as a result of additional plant downtime during our 2009 fiscal year.  During the early part of our 2009 fiscal year, the ethanol industry was enduring unfavorable operating conditions.  This resulted in periods when our operating margins became negative. In an attempt to avoid losses, we reduced ethanol production during January 2009 in order to perform plant cleaning and maintenance activities.  This allowed us to avoid some of the unfavorable operating conditions that existed in the ethanol industry during that time period and to reduce scheduled cleaning and maintenance during the remainder of our 2009 fiscal year.  Following this plant downtime, the ethanol plant produced ethanol very efficiently which increased our ethanol sales during the later part of our

2009 fiscal year. This increased ethanol production allowed us to somewhat offset the decrease in ethanol sales we experienced during January 2009.

Distillers Grains

The average prices we received for our distillers grains, both DDGS and MWDG, decreased during our 2009 fiscal year compared to the same period of 2008.  The average price we received for our DDGS decreased by approximately 14% during our 2009 fiscal year compared to our 2008 fiscal year. In addition, the average price we received for our MWDG decreased by approximately 16% during our 2009 fiscal year compared to our 2008 fiscal year.  We experienced a significant decrease in the market prices of corn and soybean meal starting in the middle of 2008 which resulted in a significant decrease in market distillers grains prices.

The total tons of distillers grains we sold during our 2009 fiscal year decreased compared to our 2008 fiscal year.  The total tons of DDGS we sold during our 2009 fiscal year decreased by approximately 11% compared to our 2008 fiscal year.  In addition, the total tons of MWDG we sold during our 2009 fiscal year decreased by approximately 21% compared to the same period of 2008.  We attribute these decreases in distillers grains sales with a combination of decreased distillers grains production during our 2009 fiscal year compared to our 2008 fiscal year and the fact that we commenced separating corn oil from our distillers grains during our 2009 fiscal year.  Management attributes the decrease in distillers grains production during our 2009 fiscal year with increased plant downtime we experienced during the early part of our 2009 fiscal year.  In addition, we commenced extracting corn oil from our distillers grains during our 2009 fiscal year in order to sell the corn oil separately from the distillers grains. While this provided a new revenue source for us, it reduced the total tons of distillers grains we produced.

Corn Oil

We installed corn oil extraction equipment which became operational during our 2009 fiscal year. As a result, we did not have any corn oil sales during our 2008 fiscal year.  We experienced reliability issues related to our corn oil extraction equipment during our 2009 fiscal year which did not allow us to utilize this equipment to its full potential.

Cost of Goods Sold

We experienced a significant decrease in our cost of goods sold for our 2009 fiscal year compared to our 2008 fiscal year.

Corn Costs

The total amount we paid for corn decreased by approximately 25% for our 2009 fiscal year compared to our 2008 fiscal year.  The average price we paid for corn purchased decreased by approximately 23% for our 2009 fiscal year compared to our 2008 fiscal year.  Further, our corn consumption decreased by approximately 3% during our 2009 fiscal year compared to our 2008 fiscal year.

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

We used less corn to produce ethanol, distillers grains and corn oil during our 2009 fiscal year compared to the same period of 2008 as a result of the fact that we experienced increased plant downtime during our 2009 fiscal year compared to our 2008 fiscal year.  Further, the ethanol plant operated more efficiently during our 2009 fiscal year by producing slightly more ethanol per bushel of corn compared to our 2008 fiscal year.  Management primarily attributes this increase in productivity with our installation of the corn oil extraction equipment which allows the ethanol plant to run more efficiently and other equipment adjustments made by management during our 2009 fiscal year.

Natural Gas Costs

The average price we paid per MMBtu of natural gas decreased during our 2009 fiscal year compared to our 2008 fiscal year.  The average price we paid per MMBtu of natural gas during our 2009 fiscal year was approximately 43% lower than the average price we paid during our 2008 fiscal year.  Management attributes this significant decrease in the average price we paid for natural gas with decreased commodity prices generally during 2009 compared to 2008.

Our natural gas consumption decreased by approximately 1% for our 2009 fiscal year compared to the same period of 2008. Management attributes this slight decrease in our natural gas consumption with decreased ethanol and distillers grain production during our 2009 fiscal year compared to our 2008 fiscal year.

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

Operating Expenses

Our operating expenses decreased significantly during our 2009 fiscal year compared to our 2008 fiscal year.  Management attributes this decrease in operating expenses with decreased personnel, accounting and insurance costs during our 2009 fiscal year compared to our 2008 fiscal year.  We attribute these decreases in part to cost savings we experienced as a result of the management services agreement we executed with Homeland Energy Solutions, LLC in late 2008.  We recorded a decrease in our operating expenses of approximately $352,000 related to this agreement during the 2009 fiscal year.

Impairment Loss

We had an impairment loss of $2.4 million during our 2009 fiscal year related to the fact that the COBS project was idled during our 2009 fiscal year.  As a result, we reduced the value of COBS on our financial statement to $0 during our 2009 fiscal year.  Since we account for COBS as a subsidiary, we included the entire value of the investment in COBS in our financial statements and subsequently we offset the impairment loss of $2.4 million with the $600,000 non-controlling interest in COBS.  This $600,000 represents the other COBS owners’ investment in the project. The net effect on our financial statements was a loss of $1.8 million.

Other Income (Expense)

Our other expenses increased during our 2009 fiscal year compared to our 2008 fiscal year.  This was primarily due to decreases in the amount of net income reported to us from our investments.

Changes in Financial Condition for Fiscal Years Ended October 31, 2009 and 2008

Our accounts receivable were higher at October 31, 2009 compared to October 31, 2008 related to the fact that at the end of October 2008 we were just completing a scheduled shutdown of the ethanol plant and therefore, had reduced production at that time. Since we were producing less ethanol and distillers grains at that time, the amount of receivables that we were generating was lower.

The amount we had due from our commodities broker was lower at October 31, 2009 compared to October 31, 2008, primarily as a result of changes we made to our risk management strategy following the end of our 2008 fiscal year.  We had a significant amount of funds that were being held in our margin account with our commodities broker on October 31, 2008 which funds were required to offset unrealized losses we experienced on our risk management positions at October 31, 2008.  Subsequent to the end of our 2008 fiscal year, we changed our risk management strategy in order to take fewer long positions on our raw material derivative instruments which along with less unrealized losses on our risk management resulted in us being required to maintain less cash in our margin account with our commodities broker.

The value of our inventory was comparable at October, 31 2009 and at October 31, 2008, however the composition of our inventory was different.  The value of our raw material inventory was lower at October 31, 2009 compared to October 31, 2008 primarily as a result of decreased market corn prices at October 31, 2009.   In addition, the value of our finished goods inventory was significantly higher at October 31, 2009 compared to October 31, 2008 as a result of an increase in the market price of ethanol compared to October 31, 2008 as well as the fact that we had a scheduled shut down at the end of October 2008 which reduced our ethanol and distillers grains ending inventories.

The net value of our property and equipment was significantly lower at October 31, 2009 compared to October 31, 2008.  This decrease in the net value of our property and equipment resulted primarily from increased accumulated depreciation and the impairment of the COBS project offset by limited fixed asset purchases.  The increase in the value of our property and equipment during our 2009 fiscal year was primarily related to the installation of our corn oil extraction equipment.  We had construction in progress at October 31, 2009 of approximately $623,000 related to our slurry pump upgrade project and ongoing rail improvements.

The value of our investments was higher at October 31, 2009 compared to October 31, 2008 primarily as a result of our $1.5 million investment in Guardian Energy as well as increases in the value of our investments in Absolute Energy, Homeland Energy Solutions and RPMG.  The value of our grant receivable was lower at October 31, 2009 compared to October 31, 2008 as a result of periodic payments pursuant to the Cerro Gordo County grant which were received during our first fiscal quarter of 2009 and an adjustment of the amount we anticipated receiving pursuant to this grant. The amount of the Cerro Gordo County grant is directly related to the property taxes that we anticipate paying for our ethanol plant.  We adjusted our anticipated grant receivable during our 2009 fiscal year as a result of a decrease in the estimated property tax payments and related refunds to be received under the grant from the 2007 plant expansion.

The value of our accounts payable was lower at October 31, 2009 compared to October 31, 2008 primarily as a result of lower corn and natural gas prices at October 31, 2009 compared to October 31, 2008.  The value of our accrued expenses was significantly lower at October 31, 2009 compared to October 31, 2008 as a result of having a lower of cost or market adjustment related to purchase commitments of approximately $2.6 million which was included on our balance sheet at October 31, 2008 which was subsequently reduced to $0 by October 31, 2009.  In addition, the value of our derivative instruments was significantly lower at October 31, 2009 compared to October 31, 2008 primarily as a result of changes in our risk management strategy following the end of our 2008 fiscal year and unrealized losses that we had at October 31, 2008.

The value of our deferred compensation was lower at October 31, 2009 compared to October 31, 2008 as a result of a portion of the phantom units vesting and being paid during our 2009 fiscal year as well as the fact that two of our managers who participated in our deferred compensation program left following the end of our 2008 fiscal year prior to the time when some of their deferred compensation vested.  The value of the unvested portion of their deferred compensation was removed from this long-term liability.  Our total long-term liability related to our long-term debt was lower at October 31, 2009 compared to October 31, 2008 as a result of our continuing principal payments on our long-term debt.  In addition, the value of our deferred revenue at October 31, 2009 was lower compared to October 31, 2008 which correlates to the decrease in the grant receivable value and relates to a change in our estimate of the total grant payments to be received.

As of October 31, 2009 we no longer included the $600,000 non-controlling interest in COBS on our balance sheet which was included at October 31, 2008.  This was due to the COBS project no longer being active.

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

Accounting pronouncement

Effective November 1, 2009, the Company adopted the accounting guidance for non-controlling interest in consolidated financial statements which resulted in the reclassification of the non-controlling interest presented within the income statement and statement of cash flows to be adjusted to make it comparable with the presentation required for the year ending October 31, 2010.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued an update to “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.”  The update requires new disclosures about transfers in and out of Levels 1 and 2 and Activity in Level 3.  The update also provides clarification of disclosures about the level of disaggregation and the inputs and valuation techniques used.  The Company is evaluating the effect, if any, that the adoption of this new accounting standard will have on its results of operations, financial position, and the related disclosures.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months.  We do not anticipate seeking additional equity or debt financing in the next 12 months.  However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

Our primary sources of liquidity are cash from our operations and amounts that we can draw on our Farm Credit loans.  As of October 31, 2010, we had approximately $120,000 in cash and approximately $14.9 million available to draw on our Farm Credit loans.  We anticipate primarily using our sources of liquidity to continue to operate our ethanol plant and for anticipated capital expenditures related to maintaining our ethanol plant.  We do not anticipate making any material capital expenditures in the next 12 months.

The following table shows cash flows for the fiscal years ended October 31, 2010 and 2009:

	Year ended October 31,
	2010	2009
Net cash provided by operating activities	$19,409,522	$3,786,118
Net cash (used in) investing activities	(2,068,835)	(4,188,071)
Net cash provided by (used in) financing activities	(17,221,301)	401,953

Cash Flow From Operations

Our net income increased significantly for our 2010 fiscal year compared to our 2009 fiscal year which increased the amount of cash provided by our operating activities during the 2010 period.  Our derivative instruments represented a larger unrealized loss on our balance sheet at October 31, 2010 compared to the unrealized loss at October 31, 2009.

Cash Flow From Investing Activities

We used less cash for capital expenditures during our 2010 fiscal year compared to our 2009 fiscal year.  For our 2010 fiscal year, our primary capital expenditures were for our slurry pump upgrade, rail improvements and the purchase and installation of centrifuges for our corn oil extraction.  For our 2009 fiscal year, our primary capital expenditures related to our installation of the corn oil extraction equipment, our slurry pump project and our ongoing rail improvements.  We had significantly more purchases of investments during our 2009 fiscal year compared to our 2010 fiscal year.  Our only investment during our 2010 fiscal year was a $2,000 investment in our new primary lender, Farm Credit, which was required by the terms of our new credit agreements.  During our 2009 fiscal year, we purchased an investment in Guardian Energy, LLC, an ethanol plant in Minnesota.

Cash Flow From Financing Activities

We used significantly more cash for our financing activities during our 2010 fiscal year compared to our 2009 fiscal year.  Our financing activities provided cash for our operations during our 2009 fiscal year, primarily related to the additional equity that we raised through our private placement offering offset by a reduction in our long-term debt.  During our 2010 fiscal year, we used cash to repurchase the membership units that we issued during our 2009 fiscal year.  We also used cash during our 2010 fiscal year to retire all of our debt to Home Federal Savings Bank, which was offset by proceeds from our new comprehensive credit facility with Farm Credit.

The following table shows cash flows for the fiscal years ended October 31, 2009 and 2008:

	Year ended October 31,
	2009	2008
Net cash provided by operating activities	$3,786,118	$24,810,571
Net cash used in investing activities	(4,188,071)	(8,992,008)
Net cash provided by (used in) financing activities	401,953	(17,650,678)

Cash Flow From Operations

Our net income was significantly lower for our 2009 fiscal year compared to our 2008 fiscal year, which we primarily attribute to less favorable operating conditions in the ethanol industry during the beginning of our 2009 fiscal year compared to our 2008 fiscal year.  As of the end of our 2009 fiscal year, we had an unrealized loss on our risk management activities which was significantly less than the unrealized loss as of the end of our 2008 fiscal year. During our 2009 fiscal year, we reduced the value of COBS on our balance sheet which negatively impacted our net income but did not impact our cash flow.

We had a significantly larger increase in our accounts receivable for our 2009 fiscal year compared to our 2008 fiscal year which negatively impacted our cash flow in 2009.  In addition, during our 2009 fiscal year, we had a significant decrease in the amount we had due from our commodities broker compared to an increase for our 2008 fiscal year, which positively impacted our cash flow during the 2009 period.

Cash Flow From Investing Activities

We used significantly less cash for capital expenditures during our 2009 fiscal year compared to our 2008 fiscal year.  For our 2009 fiscal year, our primary capital expenditures related to our installation of the corn oil extraction equipment, our slurry pump project and our ongoing rail improvements.  During our 2008 fiscal year we used cash for capital expenditures primarily related to our railroad expansion, our tank farm project and engineering expenses related to the COBS project.  During our 2008 fiscal year, we paid the final retainage that we were holding related to our plant expansion project which resulted in the release of approximately $2 million that our primary lender at the time, Home Federal, was holding in a restricted cash account.  During our 2009 fiscal year, we purchased an investment in Guardian Energy, LLC, an ethanol plant in Minnesota.  We did not make any investments during our 2008 fiscal year.  During our 2008 fiscal year, our cash from investing activities was negatively impacted by a $3 million increase in the cash we were holding for construction activities related to the COBS project.

Cash Flow From Financing Activities

Our financing activities provided cash for our operations during our 2009 fiscal year, primarily related to the additional equity that we raised through our private placement offering offset by a reduction in our long term debt. Comparatively, we used cash for our financing activities during our 2008 fiscal year primarily related to distributions that we paid.  We did not make any distributions during our 2009 fiscal year.

Credit Facilities

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

At the time we executed the new credit facility with Farm Credit, we repaid the entire outstanding balance of our credit facilities with Home Federal Savings Bank of Rochester, Minnesota (Home Federal). Our credit facilities with Home Federal prior to the payoff included our expansion term loan and a revolving line of credit.  The balance of the Home Federal loans that we paid off was approximately $21 million. Home Federal canceled its mortgage and security interest in all of our assets at the time we repaid our Home Federal loans.  We currently have no further obligations under our Home Federal loans.

Long-term Revolving Line of Credit

We have a total of $30 million available pursuant to our long-term revolving line of credit.  Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR).  The interest rate is subject to weekly adjustment.  We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016.  After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017.  In the event any amount is outstanding on this loan in excess of the new credit limit, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan.  As of October 31, 2010, we had approximately $20,142,000 outstanding on this loan which accrued interest at a rate of 3.41% per year and approximately $9,858,000 available to be drawn.

Revolving Line of Credit

We also have a $5 million revolving line of credit with Farm Credit.  The maturity date of this revolving line of credit is August 1, 2011.  Interest on this loan accrues at 2.9% above the One-Month LIBOR.  The interest rate is subject to weekly adjustment.  We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We agreed to pay an annual fee of 0.3% of the unused portion of this loan.  As of October 31, 2010, we had $0 outstanding on this loan and $5 million available to be drawn.  Interest accrued on this loan at a rate of 3.16% per year as of October 31, 2010.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of October 31, 2010, we were in compliance with all of our loan covenants with Farm Credit.  We anticipate that we will be in compliance with our loan covenants for the next 12 months.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments.  The following tables provide information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2010:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years

Long-Term Debt Obligations	$20,540,000	$244,000	$2,734,000	$10,062,000	$7,500,000
Operating Lease Obligations	1,768,000	1,319,000	449,000	—	—
Purchase Obligations	26,783,000	26,783,000	—	—	—
Total Contractual Cash Obligations	$49,091,000	$28,346,000	$3,183,000	$12,562,000	$5,000,000

The long-term debt obligations in the table above include both principal and interest payments, excluding interest payments on the line of credit, at the interest rates applicable to the obligations as of October 31, 2010.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa’s Value-Added Agricultural Products and Processes Financial Assistance Program (“VAAPPFAP”).  Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 10-year amortization with a balloon payment following the fifth year.  We started making principal payments on the $300,000 zero percent interest loan in January 2006.  The principal balance of this loan was approximately $203,000 as of October 31, 2010.  The loan is subordinate to our term loan and line of credit and is secured by our business assets including accounts receivable and inventory.  Funding for these loans was received in October 2004. On August 15, 2008, we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven.  We repaid the balance of the $300,000 zero percent interest loan on December 15, 2010.

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located.  An amendment to these economic development grants was approved in May 2008 in order to clarify the benefits conferred by the grants for our expansion project.  The amendment provided that our expansion project was covered by these economic development grants.  Based on our 2010 assessment, the total present value of the amount we expect to receive pursuant to these economic development grants over the remaining life of the grant is approximately $3,171,000.  In exchange for these grants, we must continue to satisfy certain conditions, including the full-time employment of a minimum of 44 individuals, monthly payment of a special fixed-user fee for the water utilities used by the plant plus a regular water fee calculated based on actual plant usage multiplied by Mason City’s regular water rate ordinance.

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

We were approved for additional incentives under the NJIP due to our plant expansion project.  We received an additional 5% tax credit based on our investment.  This credit is equal to approximately $1,531,000 to be amortized over 5 years. We are also eligible for a refund of state sales taxes that we paid for construction materials used in the expansion project and additional supplemental new jobs credits for the new jobs we create.  These new incentives require us to create 10 jobs in addition to the 24 jobs we were already required to create under the program.  These jobs are subject to the same restrictions as the initial jobs we created for the program.  If we fail to meet the requirements of the NJIP, we may have to repay a portion of the benefits previously received.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars.  We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn and natural gas. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes pursuant to the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates.  Specifically, we had approximately $20,142,000 outstanding in variable rate debt as of October 31, 2010.  The specifics of each note are discussed in greater detail in “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Credit Facilities.”

Below is a sensitivity analysis we prepared regarding our income exposure to an adverse 10% change in interest rates for a one year period as of October 31, 2010.  We had no similar exposure to interest rate risk as of October 31, 2009.

Outstanding Variable Rate Debt at 10/31/10	Interest Rate at 10/31/10	Interest Rate After Adverse 10% Change	Approximate Adverse Change to Income
$20,142,021	3.41%	3.75%	$68,000

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol, distillers grains and corn oil, through the use of hedging instruments.  In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate.  Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, these price protection positions may cause immediate adverse effects, but are expected to produce long-term positive growth for us.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the fair value of our corn and natural gas prices and average ethanol price as of October 31, 2010, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements.  The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2010.  As of October 31, 2010, approximately 7% of our estimated corn usage, approximately 20% of our anticipated natural gas usage and approximately 9% of our ethanol sales over the next 12 months were subject to fixed price or index contracts where a price has been established with an exchange. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2010	Approximate Adverse Change to Income
Natural Gas	2,420,000	MMBtu	10%	$923,000
Ethanol	99,659,000	Gallons	10%	$15,348,000
Corn	36,699,000	Bushels	10%	$12,588,000

For comparison purposes, our sensitivity analysis for our 2009 fiscal year ended October 31, 2009 is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price as of 10/31/2009	Approximate Adverse Change to Income
Natural Gas	3,000,000	MMBtu	10%	$1,227,000
Ethanol	112,000,000	Gallons	10%	$20,944,000
Corn	40,580,000	Bushels	10%	$14,428,000

Liability Risk

We participate in a captive reinsurance company (“Captive”).  The Captive insures losses related to workers’ compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the Captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed over the amount in the collateral fund.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements begin on page 39.

McGladrey & Pullen, LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Golden Grain Energy, LLC

We have audited the accompanying consolidated balance sheets of Golden Grain Energy, LLC and subsidiary as of October 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC and subsidiary as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010 in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa

December 23, 2010

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

ASSETS	October 31, 2010	October 31, 2009

Current Assets
Cash and equivalents	$119,386	$—
Accounts receivable	9,509,184	8,688,389
Other receivables	431,286	483,871
Due from broker	3,724,180	1,767,870
Inventory	7,067,208	4,460,088
Prepaid expenses and other	1,082,941	829,601
Total current assets	21,934,185	16,229,819

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	25,366,370
Grain handling equipment	13,356,924	13,029,583
Office equipment	320,493	320,493
Plant and process equipment	67,321,512	66,771,971
Construction in progress	1,812,702	622,748
	119,440,334	117,373,498
Less accumulated depreciation	39,126,094	29,925,258
Net property and equipment	80,314,240	87,448,240

Other Assets
Investments	17,526,517	13,754,527
Grant receivable, net of current portion	2,860,077	3,154,344
Debt issuance costs, net of accumulated amortization (2010 $2,959; 2009 $107,204)	73,988	269,460
Total other assets	20,460,582	17,178,331

Total Assets	$122,709,007	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Balance Sheets

LIABILITIES AND MEMBERS’ EQUITY	October 31, 2010	October 31, 2009

Current Liabilities
Outstanding checks in excess of bank balance	$359,308	$567,340
Current portion long-term debt	244,326	2,624,164
Accounts payable	4,160,470	3,362,520
Accrued expenses	961,237	930,526
Derivative instruments	3,130,957	1,051,844
Deferred revenue	359,794	348,496
Total current liabilities	9,216,092	8,884,890

Long-term Liabilities
Deferred compensation	114,646	127,221
Long-term debt, net of current maturities	20,295,450	30,134,436
Deferred revenue, net of current portion	2,197,184	2,556,978
Total long-term liabilities	22,607,280	32,818,635

Commitments and Contingencies

Members’ Equity (24,460,000 and 28,760,000 units issued and outstanding in 2010 and 2009, respectively)	90,885,635	79,152,865

Total Liabilities and Members’ Equity	$122,709,007	$120,856,390

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008

Revenues	$208,461,685	$198,631,396	$278,702,939

Cost of Goods Sold	190,653,662	191,044,396	257,715,593

Gross Profit	17,808,023	7,587,000	20,987,346

Operating Expenses	2,223,716	1,641,701	2,477,857

Impairment Loss	—	2,400,000	—

Operating Income	15,584,307	3,545,299	18,509,489

Other Income (Expense)
Interest income	64,856	8,564	67,086
Interest expense	(1,342,101)	(2,531,587)	(2,454,467)
Loss on debt extinguishment	(1,321,601)	—	—
Equity in net income of investments	3,935,498	597,130	1,773,468

Total Other Income (Expense)	1,336,652	(1,925,893)	(613,913)

Net Income	16,920,959	1,619,406	17,895,576

Net Loss Attributable to Non-Controlling Interest	—	600,000	—

Net Income Attributable to Golden Grain Energy	$16,920,959	$2,219,406	$17,895,576

Basic & diluted net income per unit	$0.62	$0.08	$0.73

Weighted average units outstanding for the calculation of basic & diluted net income per unit	27,326,667	26,485,771	24,460,000

Distributions Per Unit	$—	$—	$0.65

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2010	October 31, 2009	October 31, 2008

Cash Flows from Operating Activities
Net income	$16,920,959	$1,619,406	$17,895,576
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,473,254	8,978,251	7,988,231
Unrealized loss (gain) on risk management activities	2,079,113	(2,454,773)	3,847,284
Unrealized loss on purchase commitments	—	—	2,611,000
Gain on sale of fixed assets	—	—	(37,669)
Impairment of fixed assets	—	2,400,000	—
Amortization of deferred revenue	(348,496)	(465,304)	(134,431)
Accretion of interest on grant receivable	(137,326)	(161,297)	(97,291)
Undistributed (earnings) in excess of distributions from investments	(3,769,990)	(152,686)	(1,773,468)
Deferred compensation expense	61,540	7,936	57,022
Change in assets and liabilities
Accounts receivable	(820,795)	(5,041,386)	(226,728)
Inventory	(2,607,120)	125,565	(80,559)
Due from broker	(1,956,310)	2,917,865	(4,342,242)
Prepaid expenses and other	(239,853)	32,395	(621,389)
Accounts payable	797,950	(1,284,208)	(271,350)
Accrued expenses	30,711	(2,674,559)	(3,415)
Deferred compensation payable	(74,115)	(61,087)	—
Net cash provided by operating activities	19,409,522	3,786,118	24,810,571

Cash Flows from Investing Activities
Capital expenditures	(2,066,835)	(2,532,727)	(8,140,048)
Proceeds from sale of equipment	—	—	111,501
Decrease in restricted cash	—	—	2,036,539
Purchase of investments	(2,000)	(1,655,344)	—
Increase in cash held for construction	—	—	(3,000,000)
Net cash (used in) investing activities	(2,068,835)	(4,188,071)	(8,992,008)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	(208,032)	(304,292)	871,632
Payments for long-term debt	(33,264,201)	(3,923,574)	(3,935,462)
Proceeds from long-term debt	21,045,377	—	—
Contributions from members	—	4,300,000	—
Redemption of membership units	(5,188,189)	—
Distribution to members	—	—	(15,899,000)
Payments received on grant receivable	470,691	377,963	712,152
Payments for offering and debt issuance costs	(76,947)	(48,144)	—
Contribution by non-controlling interest	—	—	600,000
Net cash provided by (used in) in financing activities	(17,221,301)	401,953	(17,650,678)

Net Increase (Decrease) in Cash and Equivalents	119,386	—	(1,832,115)

Cash and Equivalents — Beginning of Period	—	—	1,832,115

Cash and Equivalents — End of Period	$119,386	$—	$—

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2010 $0; 2009 $90,727; 2008 $0)	$1,434,854	$2,512,986	$2,508,768

Supplemental Disclosure of Noncash Operating, Investing & Financing Activites
Deferred revenue received through grant receivable	$—	$—	$2,090,416

Adjustment to grant receivable through deferred revenue	$—	$916,103	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC

Consolidated Statements of Changes in Members’ Equity

For the years ended October 31, 2010, 2009, 2008

Balance - October 31, 2007	$70,685,027

Distribution for 24,460,000 Class A and Class B units, February 2008 and June 2008	(15,899,000)

Net income	17,895,576

Balance - October 31, 2008	72,681,603

Proceeds from the sale of 4,300,000 callable membership units, net of offering costs of $48,144	4,251,856

Net income	2,219,406

Balance - October 31, 2009	79,152,865

Redemption of 4,300,000 callable membership units	(5,188,189)

Net income	16,920,959

Balance - October 31, 2010	$90,885,635

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States.   The Company was a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production plant in the development process, near Mason City, Iowa. Due to management’s uncertainty regarding the project’s feasibility the project was permanently ceased during the 2009 fiscal year and an impairment loss of $2,400,000, of which $600,000 relates to the non-controlling interest in COBS, was taken which eliminates all net assets of COBS.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data.  Therefore, the net income which is reported in the Company’s income statement for all companies is based on the quarter ended September 30, 2010.

Revenue and Cost Recognition

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

Shipping costs incurred by the Company in the sale of ethanol, distillers grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distillers grains and corn oil are recorded based on the

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

net selling price reported to the Company from the marketers.  Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

Inventory

Inventories are generally valued at the lower of cost (weighted average) or market.  In the valuation of inventories and purchase commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Income Taxes

The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits.  As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Grant receivable and deferred revenue

Grant receivable is recorded when the payments to be received can be estimated and when payment is reasonably assured.  The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies.  The amendment to the grant was approved in May 2008.  These grants were recorded at their net present value using a discount rate of 6%.  Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant.  During the year ended October 31, 2009 an adjustment was made to both the deferred revenue and grant receivable accounts based on updated estimates of anticipated cash receipts over the remaining years. As of October 31, 2010 the present value of the grant receivable was approximately $3,171,000 and the corresponding deferred revenue was approximately $2,557,000.

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

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. All of the Company’s derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income.  Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

Environmental liabilities

The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates.  These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations.  Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events.  Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.  No expense has been recorded as of October 31, 2010, 2009 or 2008 for environmental liabilities.

Deferred Compensation Plan

The Company established a deferred compensation plan for management under a bonus and bonus phantom unit plan.  Costs of the plan are amortized over the vesting period, which ranges from three to five years from the grant date.  The liability under the plan is recorded at fair market value on the balance sheet based on the market price of the Company’s units as of October 31, 2010 and 2009, respectively.

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

Risks and Uncertainties

The ethanol industry is currently receiving an indirect benefit from the Volumetric Ethanol Excise Tax Credit (VEETC) provided to gasoline blenders which was set to expire on December 31, 2010 but has since been extended until December 31, 2011.  This credit provides for a 45-cent an ethanol gallon tax credit for gasoline blenders (calculated as 4.5 cents per gallon of gasoline that contains at least 10% ethanol) and a 54-cent a gallon tariff on ethanol imports.  Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the potential impact that the elimination or reduction in the VEETC credit would have on the Company and the overall ethanol industry.

Newly Adopted and Recently Issued Accounting Standards

Effective November 1, 2009, the Company adopted the accounting guidance for non-controlling interest in consolidated financial statements which resulted in the reclassification of the non-controlling interest presented within the income statement and statement of cash flows to be adjusted to make it comparable with the presentation required for the year ending October 31, 2010.  The adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued an update to “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements.”  The update requires new disclosures about transfers in and out of Levels 1 and 2 and Activity in Level 3.  The update also provides clarification of disclosures about the level of disaggregation and the inputs and valuation techniques used.  The Company is evaluating the effect, if any, that the adoption of this new accounting standard will have on its results of operations, financial position, and the related disclosures.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

2.              INVENTORY

Inventory consisted of the following as of October 31, 2010 and 2009:

	October 31, 2010	October 31, 2009
Raw Materials	$2,303,497	$2,466,680
Work in Process	1,382,622	1,190,905
Finished Goods	3,381,089	802,503
Totals	$7,067,208	$4,460,088

3.              INVESTMENTS

Condensed, consolidated financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Eagle, Guardian Energy and RPMG s is as follows (in 000’s)

	9/30/10	9/30/09	9/30/08
Current Assets	$182,331	$137,121	$182,648
Other Assets	366,911	298,479	270,134
Current Liabilities	138,595	114,318	188,605
Long-term Debt	140,645	129,221	78,322
Members’ Equity	270,002	192,061	191,762
Revenue	653,373	1,906,561	2,657,313
Net Income	60,240	16,786	5,498

4.              BANK FINANCING

On July 23, 2010, the Company entered into a master loan agreement establishing a senior credit facility with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with maximum borrowings of $30,000,000 and $5,000,000, respectively.  The credit agreement expires on February 1, 2017 and August 2011, respectively. The borrowings are secured by substantially all the assets of the Company.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions.  Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of October 31, 2010, the Company had approximately $14.9 million available to borrow and was in compliance with all covenants.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company had the following amounts outstanding under its credit agreements.

	October 31, 2010	October 31, 2009
Variable line of credit for $30,000,000 requiring monthly interest payments at 3.15% above the one-month LIBOR with semiannual reductions in availability of $2,500,000 starting in August 2011 (3.41% as of October 31, 2010)	$20,142,021	$—

Seasonal line of credit agreement for $5,000,000 requiring monthly interest payments at 2.90% above the one-month LIBOR. (3.16% as of October 31, 2010)	—	—

Notes payable repaid in the year ended October 31, 2010 (a)	—	32,301,293

Other notes payable	397,755	457,307
	20,539,776	32,758,600
Less amounts due within one year	244,326	2,624,164
Long-term debt	$20,295,450	$30,134,436

(a)          The credit agreement with the bank was repaid on July 23, 2010. As part the repayment, the Company paid approximately $1,078,000 in early payment penalties and expensed approximately $243,000 of debt issuance costs associated with this credit agreement.

The estimated maturities of long-term debt for the twelve month period ending October 31 are as follows:

2011	$244,326
2012	44,136
2013	2,689,544
2014	5,045,945
2015	5,015,825
Thereafter	7,500,000

Total	$20,539,776

5.              MEMBERS’ EQUITY

The Company sold 4,300,000 of Class A units during 2009 for a purchase price of $1.00 per unit.  The units had a call feature that allowed the Company to repurchase the units after a minimum one year period for $1.00 per unit plus accrued dividend at 18% per annum. These units were repurchased in June 2010 for a total price of approximately $5,188,000.  Total number of Class A and B units outstanding as of October 31, 2010 was 23,540,000 and 920,000 respectively. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

6.              RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators.  Purchases during the years ended 2010, 2009 and 2008 totaled approximately $64,391,000 $60,908,000 and $95,102,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008.  Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead.  The Company recorded a reduction of approximately $335,000 and $352,000 to operating expenses during the years ended October 31, 2010 and 2009, respectively.  There was no effect on the income statement for 2008.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

7.              LEASE OBLIGATIONS

The Company has four leases for equipment with original terms of 2 to 10 years which extend through March 2012.  The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease.  Rent expense for operating leases for the fiscal year ending October 31, 2010, 2009 and 2008 was approximately $1,864,000, $1,638,000 and $1,425,000, respectively.

At October 31, 2010 the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2011	$1,319,400
2012	448,500
Total lease commitments	$1,767,900

8.              SELF-INSURANCE

The Company participates in a captive insurance company (Captive).  The Captive insures losses related to workman’s compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  The Company’s premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

9.              EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees.  Employees meeting certain eligibility requirements can participate in the plan.  The Company makes a matching contribution based on the participants’ eligible wages. The Company made matching contributions of approximately $76,000, $76,000 and $72,000 during the years ended October 31, 2010, 2009 and 2008, respectively.

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income.  One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule.  During the years ended October 31, 2010, 2009 and 2008, the Company recorded compensation expense (benefit) related to this plan of approximately $74,000, $(53,000) and $124,000, respectively.  As of October 31, 2010 and 2009, the Company had a liability of approximately $115,000 and $127,000 outstanding as deferred compensation and has approximately $237,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 3 years. The amount to be recognized in future years as compensation expense is estimated based on a recommendation of the Company which evaluates both the weighted average exchange price of the Company’s actual units on its qualified matching service bulletin board and the book value of membership units. The Company had approximately 94,500 unvested equivalent phantom units outstanding under this plan as of October 31, 2010.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

10.       QUARTERLY FINANCIAL REPORTING (UNAUDITED)

Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended October 31, 2010

Total revenues	$58,816,607	$44,027,018	$51,194,491	$54,423,569

Gross profit	9,209,120	778,291	3,370,228	4,450,384

Operating Income	8,547,442	166,427	2,884,722	3,985,716

Net income	9,226,323	889,266	1,701,473	5,103,897

Basic & diluted earnings per unit	0.32	0.03	0.06	0.21

Year ended October 31, 2009

Total revenues	$41,584,973	$52,041,270	$52,988,884	$52,016,269

Gross profit (loss)	(6,334,325)	1,733,692	4,263,750	7,923,883

Impairment (Loss)	—	—	(2,400,000)	—

Operating Income (Loss)	(6,727,895)	1,199,012	1,606,299	7,467,883

Net income (loss)	(7,745,022)	940,828	920,855	7,502,745

Net loss attributable to non-controlling interest	—	—	600,000	—

Net income (loss) attributable to Golden Grain Energy	(7,745,022)	940,828	1,520,855	7,502,745

Basic & diluted earnings (loss) per unit	(0.32)	0.04	0.05	0.31

Year ended October 31, 2008

Total revenues	$64,608,444	$72,786,518	$74,595,223	$66,712,754

Gross profit (loss)	15,889,556	14,686,216	3,170,959	(12,759,385)

Income (loss) from operations	15,242,197	13,941,278	2,595,438	(13,269,424)

Net income (loss)	14,424,616	13,569,255	2,585,080	(12,683,375)

Basic & diluted earnings (loss) per unit	0.59	0.55	0.11	(0.60)

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

11.       COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol,  Distillers grains and Corn Oil marketing agreements and major customers

The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

The Company executed a Distillers Grains Marketing Agreement in November 2007 for successive renewable one year periods. The Company will sell 100% of its distiller grains product under this marketing agreement.  The marketing fees are presented net in revenues.  In August 2010, notice of the Company’s intent to terminate the distillers grains marketing agreement was delivered to the current distillers grains marketer.

Approximate sales and marketing fees related to the agreements in place as of October 31 are as follows:

	2010	2009	2008
Sales ethanol & corn oil	$184,936,000	$165,911,000	$234,777,000
Sales distiller grains	31,313,000	33,910,000	38,199,000

Marketing fees ethanol & corn oil	473,000	483,000	482,000
Marketing fees distiller grains	647,000	707,000	738,000

Amount due from ethanol & corn oil marketer	8,148,000	8,112,000	3,268,000
Amount due from distiller marketer	1,360,000	576,000	360,000

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under derivative accounting guidelines and, therefore, are not marked to market in the Company’s financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2010, 2009 and 2008 and the fair value of derivatives as of October 31, 2010 and 2009:

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
• Commodity Contracts for the fiscal year ending 2010	Revenue Cost of Goods Sold	$(2,478,000)	$(4,216,000)	$(6,695,000)
		(723,000)	1,086,000	363,000

• Commodity Contracts for the fiscal year ending 2009	Revenue Cost of Goods Sold	— 871,000	— (1,052,000)	— (181,000)

• Commodity Contracts for the fiscal year ending 2008	Revenue Cost of Goods Sold	— 7,361,000	— (3,507,000)	— 3,854,000

Lower of cost or market adjustment on forward contracts deemed “normal purchases” for the fiscal year ending 2009	Cost of Goods Sold	—	(2,611,000)	(2,611,000)

	Balance Sheet Classification	October 31, 2010	October 31, 2009
Futures contracts through July 2011	Current (Liabilities)	$(3,131,000)	$(1,052,000)

As of October 31, 2010, the Company had approximately these outstanding commitments for purchases:

	Commitments Through	Amount (a)
Corn — fixed price	July 2011	$9,410,000
Corn — basis contract	December 2010	13,318,000
Natural Gas — fixed price	March 2011	2,279,000
Natural Gas — basis contract	March 2011	1,776,000

(a) Approximately $5,330,000  is with related parties for corn purchases.

13.       FAIR VALUE MEASUREMENTS

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDIARY

Notes to Consolidated Financial Statements

Derivative financial instruments:  Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs.  For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from markets such as the CME and NYMEX.  Crush swaps are bundled contracts or combined contracts that include a portion of corn, ethanol and natural gas rolled into a single trading instrument.  These contracts are reported at fair value utilizing Level 2 inputs and are based on the various trading activity of the components of each segment of the bundled contract.

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments
• October 31, 2010	$3,131,000	—	$3,131,000	—
• October 31, 2009	1,052,000	—	1,052,000	—

14.       SUBSEQUENT EVENTS

On December 15, 2010, the Company executed a Distiller’s Grains Marketing Agreement with a related party for an initial term of nine months and will automatically renew after the initial period unless notice is given in advance per the agreement.

On December 20, 2010, the board of directors declared a cash distribution of $0.25 per membership unit to the holders of Class A and Class B units of record at the close of business on December 15, 2010, for a total distribution of $6,115,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2010.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2010 fiscal year, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2011 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2010 fiscal year end.  This proxy statement is referred to in this report as the 2011 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2011 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)                                   Financial Statements

The financial statements appear beginning at page 39 of this report.

(2)                                   Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)                                   Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.

4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant’s registration statement on Form SB-2 (Commission File 333-101441).

10.1	VAAPFAP Loan/Forgivable Loan Agreement and Promissory Note dated October 14, 2004 between the registrant and the Iowa Department of Economic Development.		Exhibit 10.1 to the registrant’s Form 10-KSB filed with the Commission on January 31, 2005.

10.2	Future Advance Mortgage dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.4 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.3	Security Agreement dated January 30, 2006 between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.3 to the registrant’s Form 10-QSB filed with the Commission on March 17, 2006.

10.4	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant’s Form 10-QSB filed with the Commission on June 14, 2006.

10.5	Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.		Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.6	First Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.7	Second Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.3 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.8	Third Supplement to the Master Amended and Restated Credit Agreement between the registrant and Home Federal Savings Bank of Rochester, Minnesota.	Exhibit 10.4 to the registrant’s Form 8-K filed with the Commission on November 16, 2006.

10.9	First Amendment to the Credit Agreement between the registrant and Home Federal Savings Bank dated August 1, 2007.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 13, 2007.

10.10	Distillers Grains Marketing Agreement with Hawkeye Gold, LLC dated November 13, 2007. +	Exhibit 10.19 to the registrant’s Form 10-K filed with the Commission on January 17, 2008.

10.11	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.	Exhibit 10.11 to the registrant’s Form 10-K filed with the Commission on January 29, 2009.

10.12	Management Phantom Unit and Bonus Plan dated December 19, 2008.	Exhibit 10.12 to the registrant’s Form 10-K filed with the Commission on January 29, 2009.

10.13	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on March 17, 2009.

10.14	Second Amendment to the Credit Agreement between the registrant and Home Federal Savings Bank dated May 21, 2009.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on June 12, 2009.

10.15	Third Amendment to the Credit Agreement between the registrant and Home Federal Savings Bank dated September 29, 2009.	Exhibit 10.15 to the registrant’s Form 10-K filed with the Commission on December 31, 2009.

10.16	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	Exhibit 10.1 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

10.17	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	Exhibit 10.2 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

10.18	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.	Exhibit 10.3 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

10.19	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

10.20	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant’s Form 10-Q filed with the Commission on September 14, 2010.

10.21	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +	X

10.22	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +	X

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant’s Form 10-KSB filed with the Commission on January 29, 2004.

31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X

32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

(+) Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 23, 2010	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 23, 2010	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 23, 2010	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 23, 2010	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 23, 2010	/s/ Ron Pumphrey
Ron Pumphrey, Secretary and Director

Date:	December 23, 2010	/s/ Ed Hatten
Ed Hatten, Director

Date:	December 23, 2010	/s/ Steve Retterath
Steve Retterath, Director

Date:	December 23, 2010	/s/ Stan Laures
Stan Laures, Director

Date:	December 23, 2010	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 23, 2010	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 23, 2010	/s/ Steve Core
Steve Core, Director

Date:	December 23, 2010	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 23, 2010	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 23, 2010	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director