Form 10-Q
period 2011-01-31
GOLDEN GRAIN ENERGY
filed 2011-03-17
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2011

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

(641) 423-8525
(Registrant's telephone number, including area code)

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 17, 2011, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Consolidated Balance Sheets

ASSETS	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$120,283	$119,386
Accounts receivable	7,824,896	9,509,184
Other receivables	472,222	431,286
Due from broker	2,103,640	3,724,180
Inventory	9,343,812	7,067,208
Prepaid expenses and other	1,409,490	1,082,941
Total current assets	21,274,343	21,934,185

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	25,366,370
Grain handling equipment	13,279,768	13,356,924
Office equipment	317,569	320,493
Plant and process equipment	67,724,325	67,321,512
Construction in progress	2,014,885	1,812,702
	119,965,250	119,440,334
Less accumulated depreciation	41,337,043	39,126,094
Net property and equipment	78,628,207	80,314,240

Other Assets
Investments	18,891,717	17,526,517
Grant receivable, net of current portion	2,653,622	2,860,077
Debt issuance costs, net of accumulated amortization (2011 $5,919; 2010 $2,959)	71,028	73,988
Total other assets	21,616,367	20,460,582

Total Assets	$121,518,917	$122,709,007

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Consolidated Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Outstanding checks in excess of bank balance	$884,196	$359,308
Current portion long-term debt	42,598	244,326
Accounts payable	5,043,526	4,160,470
Accrued expenses	1,045,654	961,237
Derivative instruments	1,680,549	3,130,957
Deferred revenue	359,794	359,794
Total current liabilities	9,056,317	9,216,092

Long-term Liabilities
Deferred compensation	69,021	114,646
Long-term debt, net of current maturities	19,061,629	20,295,450
Deferred revenue, net of current portion	2,098,762	2,197,184
Total long-term liabilities	21,229,412	22,607,280

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	91,233,188	90,885,635

Total Liabilities and Members’ Equity	$121,518,917	$122,709,007

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Consolidated Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2011	January 31, 2010

Revenues	$72,668,264	$58,816,607

Cost of Goods Sold	66,767,828	49,607,487

Gross Profit	5,900,436	9,209,120

Operating Expenses	647,500	661,678

Operating Income	5,252,936	8,547,442

Other Income (Expense)
Interest income	2,468	34,290
Interest expense	(158,051)	(444,556)
Equity in net income of investments	1,365,200	1,089,147
Total	1,209,617	678,881

Net Income	$6,462,553	$9,226,323

Basic & diluted net income per unit	$0.26	$0.32
Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	28,760,000
Distributions Per Unit	$0.25	$—

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2011	January 31, 2010

Cash Flows from Operating Activities
Net income	$6,462,553	$9,226,323
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,305,186	2,304,141
Unrealized (gain) on risk management activities	(1,450,408)	(1,026,346)
Amortization of deferred revenue	(98,422)	(87,124)
Accretion of interest on grant receivable	(46,265)	(49,861)
Earnings in excess of distributions from investments	(1,365,200)	(1,089,147)
Deferred compensation expense	45,970	11,422
Change in assets and liabilities
Accounts receivable	1,684,288	826,778
Inventory	(2,276,604)	169,035
Due from broker	1,620,540	1,284,391
Prepaid expenses and other	(367,485)	(389,003)
Accounts payable	883,056	1,033,766
Accrued expenses	84,417	98,659
Deferred compensation payable	(91,595)	(81,513)
Net cash provided by operating activities	7,390,031	12,231,521

Cash Flows from Investing Activities
Capital expenditures	(616,193)	(54,025)
Net cash (used in) investing activities	(616,193)	(54,025)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	524,888	(567,340)
Payments for long-term debt	(1,435,549)	(7,455,433)
Distributions to members	(6,115,000)	—
Payments received on grant receivable	252,720	234,603
Net cash (used in) in financing activities	(6,772,941)	(7,788,170)

Net Increase in Cash and Equivalents	897	4,389,326

Cash and Equivalents – Beginning of Period	119,386	—

Cash and Equivalents – End of Period	$120,283	$4,389,326

Supplemental Cash Flow Information, cash paid for interest	$169,704	$498,803

Notes to Consolidated Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2010, contained in the Company's annual report on Form 10-K for 2010.

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

Principles of consolidation:
The accompanying consolidated financial statements include the accounts of Golden Grain Energy and its now dormant majority owned subsidiary Corn Oil Bio-Solutions, LLC (COBS), collectively, the Company. All significant intercompany account balances and transactions have been eliminated.

Organization
Golden Grain Energy is organized as an Iowa limited liability company.  The members' liability is limited as specified in Golden Grain Energy's operating agreement and pursuant to the Iowa Limited Liability Company Act.

Accounting Estimates
Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Cash and Equivalents
The Company's cash balances are maintained in bank depositories and periodically exceeded federally insured limits during the year. The Company has not experienced any losses in connection with these balances.
Receivables
Credit sales are made primarily to two customers and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

Investments
The Company has less than a 20% investment interest in five unlisted companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for all companies is based on the investee's results for the quarter ended December 31, 2010.

Revenue and Cost Recognition
Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. Interest

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements
(Unaudited)

income is recognized as earned.

Shipping costs incurred by the Company in the sale of ethanol, distillers grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distillers grains and corn oil are recorded based on the net selling price reported to the Company from the marketers. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

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

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. As part of its trading activity, the Company uses futures and option contracts through regulated commodity exchanges to manage its risk related to pricing of inventories. To reduce that risk, the Company generally takes positions using cash and futures contracts and options. All of the Company's derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of January 31, 2011 or October 31, 2010 for environmental liabilities.

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements
(Unaudited)

Risks and Uncertainties
The ethanol industry is currently receiving an indirect benefit from the Volumetric Ethanol Excise Tax Credit (VEETC) provided to gasoline blenders which has been extended until December 31, 2011. This credit provides for a 45-cent per ethanol gallon tax credit for gasoline blenders (calculated as 4.5 cents per gallon of gasoline that contains at least 10% ethanol) and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the potential impact that the elimination or reduction in the VEETC credit would have on the Company and the overall ethanol industry.

2.    INVENTORY

Inventory consisted of the following as of January 31, 2011 and October 31, 2010:

	January 31, 2011	October 31, 2010
Raw Materials	$3,778,057	$2,303,497
Work in Process	1,657,500	1,382,622
Finished Goods	3,908,255	3,381,089
Totals	$9,343,812	$7,067,208

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

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of January 31, 2011, the Company had approximately $16.1 million available to borrow on the loans.

The Company had the following amounts outstanding under its credit agreements.

	January 31, 2011	October 31, 2010
Variable line of credit for $30,000,000 requiring monthly interest payments at 3.15% above the one-month LIBOR with semiannual reductions in availability of $2,500,000 starting in August 2011 (3.42% as of January 31, 2011)	$18,919,972	$20,142,021

Seasonal line of credit agreement for $5,000,000 requiring monthly interest payments at 2.90% above the one-month LIBOR. (3.16% as of January 31, 2011)	—	—

Other notes payable	184,255	397,755
	19,104,227	20,539,776
Less amounts due within one year	42,598	244,326
Long-term debt	$19,061,629	$20,295,450

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements
(Unaudited)

The estimated maturities of long-term debt for the twelve month period ending January 31 are as follows:

2012	$42,598
2013	45,865
2014	1,469,359
2015	5,043,011
2016	5,003,394
Thereafter	7,500,000
Total	$19,104,227

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators. Purchases during the three months ended January 31, 2011 and 2010 totaled approximately $23,347,000 and $19,222,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $85,000 and $98,000 to operating expenses during the three months ended January 31, 2011 and 2010, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three months ended January 31, 2011 and 2010, the Company recorded compensation expense related to this plan of approximately $46,000 and $11,400, respectively. As of January 31, 2011 and October 31, 2010, the Company had a liability of approximately $69,000 and $115,000 outstanding as deferred compensation and has approximately $223,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 3 years. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of January 31, 2011. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 74,000 unvested equivalent phantom units outstanding under this plan as of January 31, 2011.

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distillers grains and Corn Oil marketing agreements and major customers
The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

The Company executed a Distillers Grains Marketing Agreement in December 2010 with the same company that currently markets the Company's ethanol and corn oil. The initial agreement is for a nine month period of time beginning on January 1, 2011 with an automatic extension for an additional one year term unless written notice is given. The Company will sell 100% of its distiller grains product under this marketing agreement. The marketing fees are presented net in revenues.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements
(Unaudited)

Approximate sales and marketing fees related to the agreements in place as of January 31, 2011 are as follows:

	Three Months Ended January 31,
	2011	2010
Sales ethanol & corn oil	$63,572,000	$50,784,000
Sales distiller grains	4,221,000	—

Marketing fees ethanol & corn oil	146,000	90,000
Marketing fees distiller grains	27,000	—

As of	January 31, 2011	October 31, 2010
Amount due from marketer of ethanol, distillers grains & corn oil	$7,825,000	8,148,000

7.    RISK MANAGEMENT

The Company's activities expose it to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk management program focuses on the unpredictability of financial and commodities markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on its operating results.

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2011 and 2010 and the fair value of derivatives as of January 31, 2011 and October 31, 2010:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(2,493,000)	$(1,000,000)	$(3,493,000)
three months ending January 31, 2011	Cost of Goods Sold	2,925,000	(681,000)	2,244,000
	Total	432,000	(1,681,000)	(1,249,000)

Commodity Contracts for the three	Revenue	$—	$—	$—
months ending January 31, 2010	Cost of Goods Sold	228,000	(25,000)	203,000
	Total	228,000	(25,000)	203,000

	Balance Sheet Classification	January 31, 2011	October 31, 2010
Futures contracts through July 2011	Current (Liabilities)	$(1,681,000)	$(3,131,000)

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Consolidated Financial Statements
(Unaudited)

As of January 31, 2011, the Company had approximately these outstanding commitments for purchases:

	Commitments Through	Amount (a)
Corn - fixed price	December 2011	$7,497,000
Corn - basis contract	May 2011	36,495,000
Natural Gas - fixed price	March 2011	721,000
Natural Gas - basis contract	March 2011	509,000

(a) Approximately $20,721,000 is with related parties for corn purchases.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments
January 31, 2011	$1,681,000	$—	$1,681,000	$—
October 31, 2010	3,131,000	—	3,131,000	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as "may," "will," "should," "anticipate," "believe," "expect," "plan," "future," "intend," "could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

•	Changes in the availability and price of corn and natural gas;

•	Decreases in the price we receive for our ethanol, distiller grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol and distiller grains supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation including the Renewable Fuel Standard and VEETC; and

•	Our ability to retain key employees and maintain labor relations.

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant and have produced corn oil since February 2009. References to “we,” “us,” “our” and the “Company” refer to Golden Grain Energy, LLC. We have capacity to produce approximately 105 million gallons of ethanol per year.

Our revenue is derived primarily from the sale and distribution of our ethanol, distiller grains and corn oil. We market our products through Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer. We are an equity owner of RPMG which allows us to realize favorable marketing fees in the sale of our ethanol, distiller grains and corn oil.

On December 20, 2010, our board of directors declared a cash distribution of $0.25 per membership unit to the holders of our Class A and Class B units of record at the close of business on December 15, 2010, for a total distribution of $6,115,000. We paid this distribution in January 2011.

During 2010, the ethanol industry experienced a significant increase in distiller grains exports to China. Animal feeding operations in China are growing which has prompted a significant increase in animal feed demand from China, including increased distiller grains demand. However, China recently began investigating United States distiller grains exporters for allegedly dumping distiller grains into the Chinese market. These dumping allegations may lead to China imposing high tariffs on distiller grains that are produced in the United States and exported to China. While the United States distiller grains industry believes that China's dumping claims are without merit and are retaliation by the Chinese government related to other trade disputes with the United States, these developments may negatively impact distiller grains exports to China. Chinese officials selected three distiller grains manufacturers to complete an in-depth questionnaire regarding their distiller grains exports to China. Originally, Golden Grain Energy was selected as one of the three plants required to complete this questionnaire. However, we were subsequently dropped from the Chinese trade investigation. If China were to impose a high tariff on distiller grains exports from the United States, it could negatively impact the market price of distiller grains which could negatively impact our financial performance. Golden Grain Energy does not currently export a significant amount of distiller grains to China.

Results of Operations for the Three Months Ended January 31, 2011 and 2010

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended January 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$72,668,264	100.0	$58,816,607	100.0
Cost of Goods Sold	66,767,828	91.9	49,607,487	84.3
Gross Profit	5,900,429	8.1	9,209,120	15.7
Operating Expenses	647,500	0.9	661,678	1.1
Operating Income	5,252,936	7.2	8,547,442	14.5
Other Income	1,209,617	1.7	678,881	1.2
Net Income	$6,462,553	8.9	$9,226,323	15.7

Revenue. Our total revenue was significantly higher for the first quarter of our 2011 fiscal year compared to the same period of 2010, primarily due to increased sales and prices for ethanol, distiller grains and corn oil. For the first quarter of our 2011 fiscal year, ethanol sales accounted for approximately 83% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for less than 1% of our total revenue.

The average price we received for our ethanol during the first quarter of our 2011 fiscal year was approximately 16% higher than the average price we received for the same period of 2010. Management attributes this increase in the average price we received for our ethanol with higher corn and energy prices along with increased ethanol exports to Europe which positively impacted ethanol demand during the 2011 period. Management anticipates that ethanol prices will continue to follow corn and gasoline prices, which have recently been increasing significantly. Management does not anticipate that corn or gasoline prices will decline significantly in the near term which management believes will continue to positively impact ethanol prices. However, the higher ethanol prices may not be sufficient to offset increasing corn prices which management believes will lead to tight operating margins during our 2011 fiscal year.

Our total ethanol gallons sold increased by approximately 7% during the first quarter of our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in ethanol sales with increased production at the ethanol plant during the 2011 period. Management anticipates that ethanol sales will be comparable during our 2011 fiscal year to our 2010 fiscal year, unless operating margins decline to a point where we are forced to reduce production. However, management believes that we are a lower cost producer of ethanol which may allow us to continue to operate the ethanol plant at times when other plants are forced to reduce production or cease operating altogether.

The average price we received for our dried distiller grains during the first quarter of our 2011 fiscal year was approximately 37% greater than during the same period of 2010. The average price we received for our modified/wet distiller grains during the first quarter of our 2011 fiscal year was approximately 7% less than during the same period of 2010. Management attributes this increase in dried distiller grains prices during the first quarter of our 2011 fiscal year with higher corn prices and increased export demand for dried distiller grains. Management attributes the decrease in modified/wet distiller grains prices during the first quarter of our 2011 fiscal year with a saturation of the local distiller grains market which is typically served with modified/wet distiller grains delivered by truck. Both dried and modified/wet distiller grains prices are benefited by higher corn prices. As corn prices increase, distiller grains prices increase since distiller grains are typically used as a feed substitute for corn. Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices until the summer months when the seasonal low in DDGS demand typically occurs. However, in the event China ceases importing distiller grains from the United States, we may experience excess distiller grains supply in the market. While we do not export a significant amount of distiller grains to China, management believes that changes in China's imports of distiller grains may affect the market price of distiller grains in the United States.

We sold approximately 12% more total distiller grains during the first quarter of our 2011 fiscal year compared to the same period of our 2010 fiscal year. Management attributes this increase in distiller grains sales with increased ethanol production. Management anticipates that distiller grains sales will be comparable in our 2011 fiscal year to our 2010 fiscal year. During the first quarter of our 2011 fiscal year, we sold approximately 92% of our total distiller grains in the dried form and approximately 8% in the modified/wet form. During the first quarter of our 2010 fiscal year, we sold approximately 95% of our total distiller grains in the dried form and approximately 5% in the modified/wet form. We decide how much distiller grains we will sell in the dried form compared to the modified/wet form based on market conditions and the relative price of the different types of distiller grains compared to the cost of producing each type of distiller grains.

The average price we received for our corn oil during the first quarter of our 2011 fiscal year was approximately 39% higher than during the same period of 2010. Management attributes this increase in the average price we received for our corn oil with increased corn oil demand from biodiesel production and increased soybean oil prices which positively impacts the price of corn oil. Management anticipates that corn oil prices will continue at the recent highs as long as the world supply of commodities stay tight and the blenders credit stays in place. In addition to the increase in corn oil prices, we sold approximately 169% more corn oil during the first quarter of our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in corn oil sales with improved reliability of our corn oil extraction equipment which allows us to extract more corn oil. During our 2010 fiscal year, our corn oil extraction equipment operated sporadically which reduced our total production of corn oil. Management anticipates that corn oil sales will continue at their current levels due to these recent operating improvements.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $3.5 million during the first quarter of our 2011 fiscal year. For the first quarter of our 2010 fiscal year, we had no derivative position associated with sales of ethanol. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 55% during the first quarter of our 2011 fiscal year compared to the same period of 2010. Our average cost per bushel of corn during the first quarter of our 2011 fiscal year was approximately 44% higher than during the same period of 2010. Management attributes this significant increase in corn costs with higher market corn prices and losses we experienced on our derivative instrument positions during the first quarter of our 2011 fiscal year. Management anticipates that corn prices will remain high throughout much of our 2011 fiscal year until we are assured of a large corn crop which could increase corn carryover. Should we experience an unfavorable growing season during 2011, we may continue to endure high corn prices through the rest of our 2011 fiscal year and beyond. In addition to the increase in corn costs, we increased our corn consumption by approximately 5% during the first quarter of our 2011 fiscal year compared to the same period of 2010 due to our increased production of ethanol, distiller grains and corn oil. Management anticipates that our corn consumption will be comparable in our 2011 fiscal year to our 2010 fiscal year.

Our total cost of goods sold related to natural gas costs decreased by approximately 19% during the first quarter of our 2011 fiscal year compared to the same period of 2010. The average price we paid per mmBtu of natural gas decreased by approximately 21% for the first quarter of our 2011 fiscal year compared to the same period of our 2010 fiscal year. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low. In addition, we entered into a favorable basis contract during our 2010 fiscal year for a majority of our winter natural gas usage in 2011. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems during 2011, such as decreased production due to hurricane activity in the Gulf of Mexico, which reduces natural gas stocks. Partially offsetting this decrease in natural gas prices was an increase of approximately 3% in our total natural gas consumption during the first quarter of our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in natural gas consumption with increased production of ethanol, distiller grains and corn oil during the first quarter of our 2011 fiscal year compared to the same period of 2010.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $2.2 million during the first quarter of our 2011 fiscal year. For the first quarter of our 2010 fiscal year, our derivative instrument positions resulted in a combined realized and unrealized gain of approximately $203,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur. As corn, natural gas and ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance and cash flows.

Operating Expenses. There was no material differences in our operating expenses during the first quarter of our 2011 fiscal year compared to the same period of our 2010 fiscal year.

Other Income (Expense). We had less interest income during the first quarter of our 2011 fiscal year compared to the same period of 2010 due to having less cash on hand during the 2011 period. In addition, our interest expense decreased significantly during the first quarter of our 2011 fiscal year compared to the same period of 2010 because the interest rate on our long-term loans decreased significantly when we refinanced with Farm Credit. We also had less debt outstanding during the first quarter of our 2011 fiscal year compared to the same period of 2010 which decreased our interest expense.

Changes in Financial Condition for the Three Months Ended January 31, 2011

Current Assets. Our accounts receivable were lower at January 31, 2011 compared to October 31, 2010 due to the timing of our ethanol shipments. We ship a significant amount of our ethanol by unit trains. We hold the finished ethanol in inventory until the unit train is complete and then it is sent to the customer. The amount we had due from our commodities broker was lower at January 31, 2011 compared to October 31, 2010 because we were required to hold less cash in our margin account with our commodities broker to offset unrealized losses on our risk management positions. We had less derivative positions outstanding at January 31, 2011 compared to October 31, 2010. The value of our inventory was higher at January 31, 2011 compared to October 31, 2010 primarily because we had more corn inventory at January 31, 2011 compared to October 31, 2010 and because corn prices were higher at January 31, 2011. Our prepaid expenses were higher at January 31, 2011 compared to October 31, 2010 because of an insurance premium we pay in November each year which covers our insurance payment obligations for the entire year.

Property and Equipment. The net value of our property and equipment was lower at January 31, 2011 compared to October 31, 2010 primarily as a result of increases in our accumulated depreciation. The increase in our construction in progress at January 31, 2011 compared to October 31, 2010 was primarily due to our centrifuge replacement project which is ongoing.

Other Assets. Our other assets were higher at January 31, 2011 compared to October 31, 2010 due mainly to the income we realized during the first three months of our 2011 fiscal year from our various investments. The value of our grant receivable was lower at January 31, 2011 compared to October 31, 2010 due to a payment we received on our Cerro Gordo grant during our first fiscal quarter of 2011.

Current Liabilities. Our current portion of long-term debt was lower at January 31, 2011 compared to October 31, 2010 because we repaid the no interest loan we had outstanding with the Iowa Department of Economic Development in December 2010. Our accounts payable were higher at January 31, 2011 compared to October 31, 2010 due primarily to higher corn prices which increases the total amount that we have due to our corn suppliers. The liability associated with our derivative instruments was significantly lower at January 31, 2011 compared to October 31, 2010 because we had less derivative instrument positions outstanding at January 31, 2011 compared to October 31, 2010.

Long-term Liabilities. Our long-term liabilities were lower at January 31, 2011 compared to October 31, 2010, primarily because we continue to pay down our lines of credit with Farm Credit.

Distributions to Members

On December 20, 2010, our board of directors declared a cash distribution of $0.25 per membership unit for a total distribution of $6,115,000. We paid this distribution in January 2011.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of January 31, 2011, we had approximately $11 million available pursuant to our variable line of credit and approximately $5 million available pursuant to our seasonal line of credit.

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

The following table shows our cash flows for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31
	2011	2010
Net cash provided by operating activities	$7,390,031	$12,231,521
Net cash (used in) investing activities	(616,193)	(54,025)
Net cash (used in) financing activities	(6,772,941)	(7,788,170)

Cash Flow From Operations

Our cash flows from operations for the three months ended January 31, 2011 were lower primarily due to decreased net income during the 2011 period. Further, we had a large increase in inventory at January 31, 2011 because of a higher quantity and price of corn on hand at January 31, 2011 compared to October 31, 2010.

Cash Flow From Investing Activities

We used more cash for investing activities during the three months ended January 31, 2011 compared to the same period of 2010 due to our installation of new centrifuges in the plant. During the three months ended January 31, 2010, we used cash primarily for our cream yeast project.

Cash Flow From Financing Activities.

During the three months ended January 31, 2011, we used cash for financing activities related to a distribution we paid to our members and for payments on our long-term debt. During the three months ended January 31, 2010, we used significantly more cash to repay our long-term debt because we were paying down our revolving loan with our primary lender at that time along with regular payments we made on our term loan.

Short-Term and Long-Term Debt Sources

On July 23, 2010, we entered into a new comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively "Farm Credit"). The total face amount of this new comprehensive credit facility is $35 million which is split among two separate loans: (i) a $30 million variable line of credit with a maturity date of February 1, 2017; and (ii) a $5 million seasonal line of credit with a maturity date of August 1, 2011. In exchange for this new comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

At the time we executed the new credit facility with Farm Credit, we repaid the entire outstanding balance of our credit facilities with Home Federal Savings Bank of Rochester, Minnesota ("Home Federal"). Our credit facilities with Home Federal prior to the payoff included our expansion term loan and a revolving line of credit. The balance of the Home Federal loans that we paid off was approximately $21 million. We currently have no further obligations under our Home Federal credit facilities.

Variable Line of Credit

We have a long-term revolving line of credit with a total principal amount of $30 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of January 31, 2011, we had approximately $18.9 million outstanding on this loan which accrued interest at a rate of 3.42% per year and approximately $11.1 million available to be drawn.

Seasonal Line of Credit

The maturity date of this seasonal line of credit is August 1, 2011. Interest on this loan accrues at 2.9% above the One-Month LIBOR. The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We agreed to pay an annual fee of 0.3% of the unused portion of this loan. As of January 31, 2011, we had $0 outstanding on this loan and $5 million available to be drawn. If we had a balance on this line of credit, current interest would accrue at a rate of 3.16% per year.

Administrative Agency Agreement

As part of the Farm Credit loan closing, we entered into an Administrative Agency Agreement with CoBank, ACP ("CoBank"). CoBank purchased a participation interest in the Farm Credit loans and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for Farm Credit with respect to our loans. We agreed to pay CoBank an annual fee of $5,000 as the agent for Farm Credit.

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2011, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa's Value-Added Agricultural Products and Processes Financial Assistance Program ("VAAPPFAP") in conjunction with our original plant construction. Under this program, we received a $100,000 forgivable loan and a zero percent interest loan of $300,000 on a 15-year amortization with a five-year balloon payment. On August 15, 2008 we received confirmation from the Iowa Department of Economic Development that all criteria of the forgivable loan were satisfied and that the $100,000 forgivable portion of the loan was forgiven. We started making payments on the $300,000 zero percent interest loan in January 2006. We repaid the remaining balance of the $300,000 zero percent interest loan on December 15, 2010. Therefore, the balance outstanding on this loan as of January 31, 2011 was $0.

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

Derivative Instruments

We enter into derivative instruments to hedge our exposure to price risk related to forecasted corn and natural gas purchases and forward corn purchase contracts. We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. We do not typically enter into derivative instruments other than for hedging purposes. All derivative instruments except for those that fall under normal purchase and sale exclusions are recognized on the balance sheet at their fair market value. Currently, none of our derivative instruments are classified as cash-flow hedges for accounting purposes. On the date the derivative instrument is entered into, we will designate the derivative as either a hedge of the variability of cash flows of a forecasted transaction or will not designate the derivative as a hedge. Changes in the fair value of a derivative that is designated as, and meets all of the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the hedged items affect earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded in current period earnings. Although certain derivative instruments may not be designated as, and accounted for, as a cash flow hedge, we believe our derivative instruments are effective economic hedges of specified risks.

During the quarter ended January 31, 2011, we recorded combined realized and unrealized gains (losses) for derivatives from ethanol, corn and natural gas of approximately $3,493,000, $2,304,000 and $(60,000) respectively. These gains (losses) are recorded in revenues, cost of goods sold and cost of goods sold, respectively. For the same quarter of 2010 we recorded combined realized and unrealized gains from corn of approximately $203,000, which are recorded in costs of goods sold, and no gains or (losses) from ethanol or natural gas.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices and interest rates as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $18.9 million outstanding in variable rate debt as of January 31, 2011. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of January 31, 2011 would be approximately $65,000. We had no amount outstanding on variable interest loans as of January 31, 2010.

Commodity Price Risk

We seek to minimize the risks from fluctuations in the prices of raw material inputs, such as corn and natural gas, and finished products, such as ethanol and distiller grains, through the use of hedging instruments. In practice, as markets move, we actively manage our risk and adjust hedging strategies as appropriate. Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match the gain or loss on our hedge positions to the specific commodity purchase being hedged. We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in our cost of goods sold or as an offset to revenues. The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.

As of January 31, 2011, we had price protection in place for approximately 3.8% of our anticipated corn needs, approximately 7.2% of our natural gas needs and approximately 7.5% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,808,000	MMBTU	10%	$1,262,000
Ethanol	101,706,000	Gallons	10%	$22,387,000
Corn	38,112,000	Bushels	10%	$22,356,000

Liability Risk

We participate in a captive reinsurance company (the "Captive").  The Captive reinsures losses related to worker's compensation, commercial property and general liability.  Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer.  The Captive reinsures catastrophic losses in excess of a predetermined amount.  Our premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage.  The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed in excess of the amount in the collateral fund.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended January 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2010, included in our annual report on Form 10-K.

The price of distiller grains may decline as a result of China's antidumping investigation of distiller grains originating in the United Sates. Estimates indicate that as much as 10 to 15 percent of the distiller grains produced in the United States will be exported to China in the coming year. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distiller grains are subjected to trade barriers when selling distiller grains to Chinese customers, there may be a reduction in the price of distiller grains in the United States. Declines in the price we receive for our distiller grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

Competition from the advancement of alternative fuels may lessen the demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the longterm availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively.This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

We may incur casualty losses that are not covered by insurance which could negatively impact the value of our units. We have purchased insurance which we believe adequately covers our losses from foreseeable risks. However, there are risks that we may encounter for which there is no insurance or for which insurance is not available on terms that are acceptable to us. If we experience a loss which materially impairs our ability to operate the ethanol plant which is not covered by insurance, the value of our units could be reduced or eliminated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

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

GOLDEN GRAIN ENERGY, LLC

Date:	March 17, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2011	/s/ Christine Marchand
Chrstine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)