Form 10-Q
period 2011-04-30
GOLDEN GRAIN ENERGY
filed 2011-06-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2011

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

As of June 14, 2011, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$—	$119,386
Accounts receivable	6,461,036	9,509,184
Other receivables	544,402	431,286
Due from broker	2,239,166	3,724,180
Inventory	11,134,026	7,067,208
Prepaid expenses and other	1,292,091	1,082,941
Total current assets	21,670,721	21,934,185

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	25,366,370
Grain handling equipment	13,279,768	13,356,924
Office equipment	317,569	320,493
Plant and process equipment	68,388,107	67,321,512
Construction in progress	1,800,503	1,812,702
	120,414,650	119,440,334
Less accumulated depreciation	43,645,181	39,126,094
Net property and equipment	76,769,469	80,314,240

Other Assets
Investments	19,489,483	17,526,517
Grant receivable, net of current portion	2,626,322	2,860,077
Debt issuance costs, net of accumulated amortization (2011 $8,878; 2010 $2,959)	68,069	73,988
Total other assets	22,183,874	20,460,582

Total Assets	$120,624,064	$122,709,007

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	April 30, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Outstanding checks in excess of bank balance	$613,851	$359,308
Current portion long-term debt	42,294	244,326
Accounts payable	5,008,611	4,160,470
Accrued expenses	980,043	961,237
Derivative instruments	2,153,759	3,130,957
Deferred revenue	370,186	359,794
Total current liabilities	9,168,744	9,216,092

Long-term Liabilities
Deferred compensation	129,032	114,646
Long-term debt, net of current maturities	16,631,834	20,295,450
Deferred revenue, net of current portion	1,989,949	2,197,184
Total long-term liabilities	18,750,815	22,607,280

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	92,704,505	90,885,635

Total Liabilities and Members’ Equity	$120,624,064	$122,709,007

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010

Revenues	$67,503,827	$44,027,018	$140,172,091	$102,843,625

Cost of Goods Sold	66,607,657	43,248,727	133,375,485	92,856,214

Gross Profit	896,170	778,291	6,796,606	9,987,411

Operating Expenses	645,212	611,864	1,292,712	1,273,542

Operating Income	250,958	166,427	5,503,894	8,713,869

Other Income (Expense)
Interest income	—	23,100	2,468	57,390
Interest expense	(42,959)	(390,571)	(201,010)	(835,127)
Equity in net income of investments	1,263,318	1,090,310	2,628,518	2,179,457
Total	1,220,359	722,839	2,429,976	1,401,720

Net Income	$1,471,317	$889,266	$7,933,870	$10,115,589

Basic & diluted net income per unit	$0.06	$0.03	$0.32	$0.35
Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	28,760,000	24,460,000	28,760,000
Distributions Per Unit	$—	$—	$0.25	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2011	April 30, 2010

Cash Flows from Operating Activities
Net income	$7,933,870	$10,115,589
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,616,785	4,609,402
Unrealized (gain) on risk management activities	(977,198)	(803,371)
Amortization of deferred revenue	(196,843)	(174,248)
Accretion of interest on grant receivable	(87,831)	(88,939)
Earnings in excess of distributions from investments	(1,962,966)	(2,013,949)
Deferred compensation expense	105,981	40,452
Change in assets and liabilities
Accounts receivable	3,048,148	7,239,352
Inventory	(4,066,818)	(1,314,742)
Due from broker	1,485,014	648,699
Prepaid expenses and other	(253,400)	(243,468)
Accounts payable	848,141	(337,060)
Accrued expenses	18,806	118,241
Deferred compensation payable	(91,595)	(81,513)
Net cash provided by operating activities	10,420,094	17,714,445

Cash Flows from Investing Activities
Capital expenditures	(1,066,095)	(386,290)
Net cash (used in) investing activities	(1,066,095)	(386,920)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	254,543	(567,340)
Payments for long-term debt	(3,865,648)	(8,044,734)
Distributions to members	(6,115,000)	—
Payments received on grant receivable	252,720	452,903
Net cash (used in) financing activities	(9,473,385)	(8,159,171)

Net Increase (Decrease) in Cash and Equivalents	(119,386)	9,168,984

Cash and Equivalents – Beginning of Period	119,386	—

Cash and Equivalents – End of Period	$—	$9,168,984

Supplemental Cash Flow Information, cash paid for interest	$206,300	$879,970

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Financial Statements
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

Organization
Golden Grain Energy is organized as an Iowa limited liability company.  The members' liability is limited as specified in Golden Grain Energy's operating agreement and pursuant to the Iowa Revised Uniform Limited Liability Company Act.

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
Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at face amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three and six months ended April 30, 2011 for all companies is based on the investee's results for the quarter ended March 31, 2011.

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

Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil are recorded based on the net selling price reported to the Company from the marketers. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Financial Statements
(Unaudited)

are included in cost of goods sold.

Inventory
Inventories are generally valued at the lower of cost (weighted average) or market.  In the valuation of inventories and purchase commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Investment in commodities contracts, derivative instruments and hedging activities
The Company evaluates its contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting and treated as normal purchases or normal sales if documented as such. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. As part of its risk management process, the Company uses futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage its risk related to pricing of inventories. All of the Company's derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of contracts are presented on the accompanying balance sheet as derivative instruments.

Net income per unit
Basic and diluted earnings per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of April 30, 2011 or October 31, 2010 for environmental liabilities.

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Financial Statements
(Unaudited)

2.    INVENTORY

Inventory consisted of the following as of April 30, 2011 and October 31, 2010 :

	April 30, 2011	October 31, 2010
Raw Materials	$4,632,581	$2,303,497
Work in Process	1,897,500	1,382,622
Finished Goods	4,603,945	3,381,089
Totals	$11,134,026	$7,067,208

3.    BANK FINANCING

On July 23, 2010, the Company entered into a master loan agreement establishing a senior credit facility with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with maximum borrowings of $30,000,000 and $5,000,000, respectively. The credit agreement expires on February 1, 2017. The borrowings are secured by substantially all the assets of the Company.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of April 30, 2011, the Company had approximately $18.5 million available to borrow under the credit agreements.

The Company had the following amounts outstanding under its credit agreements.

	April 30, 2011	October 31, 2010
Variable line of credit for $30,000,000 requiring monthly interest payments at 3.15% above the one-month LIBOR with semiannual reductions in availability of $2,500,000 starting in August 2011 (3.37% as of April 30, 2011)	$16,500,230	$20,142,021

Seasonal line of credit agreement for $5,000,000 requiring monthly interest payments at 2.90% above the one-month LIBOR. (3.12% as of April 30, 2011)	—	—

Other notes payable	173,898	397,755
	16,674,128	20,539,776
Less amounts due within one year	42,294	244,326
Long-term debt	$16,631,834	$20,295,450

The estimated maturities of long-term debt for the twelve month periods ending April 30 are as follows:

2012	$42,294
2013	46,652
2014	50,236
2015	4,034,946
2016	5,000,000
Thereafter	7,500,000
Total	$16,674,128

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators. Purchases during the three and six months ended April 30, 2011 totaled approximately $23,343,000 and $46,691,000, respectively. Purchases during the same periods of 2010 totaled approximately $13,349,000 and $32,571,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $78,000 and $161,000 to operating expenses during the three and six months ended April 30, 2011 and a reduced costs during the same periods of 2010 of $104,000 and $202,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three and six months ended April 30, 2011, the Company recorded compensation expense related to this plan of approximately $60,000 and $106,000, respectively. During the same periods of 2010 the Company recorded compensation expense related to this plan of approximately $29,000 and $40,000. As of April 30, 2011, and October 31, 2010, the Company had a liability of approximately $129,000 and $115,000 outstanding as deferred compensation and has approximately $179,000 to be recognized as future compensation expense over the weighted average vesting period of approximately 2 years. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of April 30, 2011. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 74,000 unvested equivalent phantom units outstanding under this plan as of April 30, 2011.

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller grains and Corn Oil marketing agreements and major customers
The Company has entered into a marketing agreement with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

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

Approximate sales and marketing fees related to the agreements in place as of April 30, 2011 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Sales ethanol & corn oil	$58,792,000	$36,356,000	$122,951,000	$87,138,000
Sales distiller grains	12,023,000	—	16,244,000	—

Marketing fees ethanol & corn oil	118,000	120,000	232,000	207,000
Marketing fees distiller grains	67,000	—	94,000	—

As of	April 30, 2011	October 31, 2010
Amount due from marketer of ethanol, distillers grains & corn oil	$6,461,000	$8,148,000

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

GOLDEN GRAIN ENERGY, LLC AND SUBSIDARY
Notes to Financial Statements
(Unaudited)

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

Unrealized gains and losses on forward contracts are deemed “normal purchases” under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2011 and 2010 and the fair value of derivatives as of April 30, 2011 and October 31, 2010:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(2,285,000)	$(842,000)	$(3,127,000)
three months ending April 30, 2011	Cost of Goods Sold	2,140,000	369,000	2,509,000
	Total	(145,000)	(473,000)	(618,000)

Commodity Contracts for the	Revenue	$975,000	$(164,000)	$811,000
three months ending April 30, 2010	Cost of Goods Sold	(479,000)	438,000	(41,000)
	Total	228,000	(25,000)	203,000

Commodity Contracts for the	Revenue	$(5,778,000)	$(842,000)	$(6,620,000)
six months ending April 30, 2011	Cost of Goods Sold	6,065,000	(1,312,000)	4,753,000
	Total	287,000	(2,154,000)	(1,867,000)

Commodity Contracts for the	Revenue	$975,000	$(164,000)	$811,000
six months ending April 30, 2010	Cost of Goods Sold	246,000	(84,000)	162,000
	Total	1,221,000	(248,000)	973,000

	Balance Sheet Classification	April 30, 2011	October 31, 2010
Futures contracts through March 2012	Current (Liabilities)	$(2,154,000)	$(3,131,000)

As of April 30, 2011, the Company had approximately these outstanding commitments for purchases:

	Commitments Through	Amount (a)
Corn - fixed price	March 2012	$25,703,000
Corn - basis contract	July 2011	9,790,000
Natural Gas - fixed price	December 2011	1,835,000

(a) Approximately $10,194,000 is with related parties for corn purchases.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments
April 30, 2011	$2,154,000	$—	$2,154,000	$—
October 31, 2010	3,131,000	—	3,131,000	—

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

•	Changes in the availability and price of corn and natural gas;

•	Decreases in the price we receive for our ethanol, distiller grains and corn oil;

•	Our ability to satisfy the financial covenants contained in our credit agreements with our lender;

•	Our ability to profitably operate the ethanol plant and maintain a positive spread between the selling price of our products and our raw material costs;

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business and service our debt;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability;

•	Changes in legislation including the Renewable Fuel Standard and VEETC; and

•	Our ability to retain key employees and maintain labor relations.

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

In May 2011, Iowa passed a law that promotes the use of higher level blends of ethanol in Iowa. The law provides a $0.03 per gallon tax credit to retailers who sell E15, a blend of 15% ethanol and 85% gasoline. The law also provides liability protections for retailers whose customers may use E15 in vehicles that are not approved to use E15. In addition, the new law enhances the current E85 retailer tax credit. This new law may provide additional ethanol demand in Iowa which could positively impact our financial performance. However, gasoline retailers may need to install new infrastructure in order to make E15 available which could be costly and could delay or reduce the effect this new law has on ethanol demand in Iowa.

During 2010, the ethanol industry experienced a significant increase in distiller grains exports to China. Animal feeding operations in China are growing which has prompted a significant increase in animal feed demand from China, including increased distiller grains demand. However, China recently began investigating United States distiller grains exporters for allegedly dumping distiller grains into the Chinese market. These dumping allegations may lead to China imposing high tariffs on distiller grains that are produced in the United States and exported to China. While the United States distiller grains industry believes that China's dumping claims are without merit and are retaliation by the Chinese government related to other trade disputes with the United States, these developments may negatively impact distiller grains exports to China on a long-term basis. Chinese officials selected three distiller grains producers to complete an in-depth questionnaire regarding their distiller grains exports to China. Originally, Golden Grain Energy was selected as one of the three plants required to complete this questionnaire. However, we were subsequently dropped from the Chinese trade investigation. If China were to impose a high tariff on distiller grains exports from the United States, it could negatively impact the market price of distiller grains which could negatively impact our financial performance. Golden Grain Energy does not currently export a significant amount of distiller grains to China.

Results of Operations for the Three Months Ended April 30, 2011 and 2010

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended April 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$67,503,827	100.0	$44,027,018	100.0
Cost of Goods Sold	66,607,657	98.7	43,248,727	98.2
Gross Profit	896,170	1.3	778,291	1.8
Operating Expenses	645,212	1.0	611,864	1.4
Operating Income	250,958	0.4	166,427	0.4
Other Income	1,220,359	1.8	722,839	1.6
Net Income	$1,471,317	2.2	$889,266	2.0

Revenue. Our total revenue was significantly higher for the second quarter of our 2011 fiscal year compared to the same period of 2010, primarily due to increased prices for ethanol, distiller grains and corn oil. However, we produced less ethanol, distiller grains and corn oil during the second quarter of our 2011 fiscal year compared to the same period of 2010 due to a longer routine maintenance shutdown in April 2011 compared to the shutdown in April 2010. For the second quarter of our 2011 fiscal year, ethanol sales accounted for approximately 82% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue and corn oil sales accounted for less than 1% of our total revenue. For the second quarter of our 2010 fiscal year, ethanol sales accounted for approximately 83% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue and corn oil sales accounted for less than 1% of our total revenue.

The average price we received for our ethanol during the second quarter of our 2011 fiscal year was approximately 67% higher than the average price we received for the same period of 2010. Management attributes this increase in the average price we received for our ethanol with higher corn and energy prices along with increased ethanol exports to Brazil which positively impacted ethanol demand during the 2011 period. Management anticipates that ethanol prices will continue to follow corn and gasoline prices, which have recently been increasing partially due to seasonality of the driving season. Management does not anticipate that corn or gasoline prices will decline significantly in the near term which management believes will continue to hold ethanol prices relatively stable. However, the higher ethanol prices may not be sufficient to offset increasing corn prices which management believes will lead to tight operating margins during the third and fourth quarters of our 2011 fiscal year.

Our total ethanol gallons sold decreased by approximately 2% during the second quarter of our 2011 fiscal year compared to the same period of 2010. Management attributes this decrease in ethanol sales with decreased production at the ethanol plant during the 2011 period. Management anticipates continuing to operate the ethanol plant at capacity for the remaining quarters of our 2011 fiscal year unless we experience unfavorable market conditions that make ethanol production unprofitable. If we were to experience negative operating margins, we may be forced to reduce ethanol production until operating margins improve. Further, some ethanol producers may be forced to reduce production or cease production altogether if they cannot source corn for their operations due to tight corn supplies. This may continue until corn is harvested in the fall of 2011 and the corn supplies in the United States are replenished. Management does not believe that we will have difficulty securing the corn that we require, however, we may not be able to secure the corn we require at prices that will allow us to profitably operate the ethanol plant. Management believes that we are a lower cost producer of ethanol which may allow us to continue to operate the ethanol plant at times when other plants are forced to reduce production or cease operating altogether.

The average price we received for our dried distiller grains during the second quarter of our 2011 fiscal year was approximately 86% greater than during the same period of 2010. The average price we received for our modified/wet distiller grains during the second quarter of our 2011 fiscal year was approximately 94% greater than during the same period of 2010. Management attributes these increases in the prices we receive for our distiller grains with higher corn prices and increased export demand for dried distiller grains. Distiller grains prices are typically positively impacted by increases in corn prices as distiller grains are primarily used as an animal feed substitute for corn. Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices. Management anticipates somewhat lower distiller grains prices relative to corn values during the summer months when the seasonal low in distillers grains demand typically occurs. This seasonal decrease in distiller grains demand is due to the fact that animal feeding operations typically have smaller herds during the summer months and ruminants are turned out to pasture which results in decreased feed demand. The United States distiller grains industry may also experience decreased demand growth for distiller grains if China does not continue to import distiller grains from the United States due to the recent anti-dumping investigation. While we do not export a significant amount of distiller grains to China, management believes that changes in China's imports of distiller grains may affect the market price of distiller grains in the United States. In addition to the reduced demand from China, Korea's distiller grains demand has recently decreased because of reduced herds in Korea related to a disease outbreak.

We sold approximately 5% less total distiller grains during the second quarter of our 2011 fiscal year compared to the same period of our 2010 fiscal year. Management attributes this decrease in distiller grains sales with decreased ethanol production. Management anticipates that distiller grains sales will remain steady during the rest of our 2011 fiscal year. During the second quarter of our 2011 fiscal year, we sold approximately 8% less dried distiller grains compared to the same period of 2010 due to decreased distiller grains production. During the second quarter of our 2011 fiscal year, we sold approximately 33% more modified/wet distiller grains compared to the same period of 2010. We continue to sell significantly more distiller grains in the dried form due to market conditions in the distiller grains markets, including the price of dried versus modified/wet distiller grains. However, supply and demand factors in the distiller grains market also dictates to some extent the form of distiller grains that we market. When corn prices are at higher levels it is more advantageous for local livestock producers to increase the percentage of distiller grains they feed to their animals and we sell a higher percentage of modified/wet distiller grains.

The average price we received for our corn oil during the second quarter of our 2011 fiscal year was approximately 45% higher than during the same period of 2010. Management attributes this increase in the average price we received for our corn oil with increased corn oil demand from biodiesel production and increased soybean oil prices which positively impacts the price of corn oil. Management anticipates that corn oil prices will continue at the recent highs as long as the world supply of commodities stays tight and the biodiesel blenders' credit stays in place. Offsetting the increase in corn oil prices, we sold approximately 17% fewer pounds of corn oil during the second quarter of our 2011 fiscal year compared to the same period of 2010. Management attributes this decrease in corn oil sales with a decrease in the amount of oil extracted per bushel of corn processed and decreased ethanol production at the plant. Management anticipates that corn oil sales will increase slightly for the remaining quarters of our 2011 fiscal year due to a slight modification in the extraction process, provided, however, that ethanol production continues at its current rate.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $3.1 million during the second quarter of our 2011 fiscal year. For the second quarter of our 2010 fiscal year, we had a combined realized and unrealized gain on our ethanol derivative instrument positions of approximately $811,000. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 80% during the second quarter of our 2011 fiscal year compared to the same period of 2010. Our average cost per bushel of corn during the second quarter of our 2011 fiscal year was approximately 94% higher than during the same period of 2010. Management attributes this significant increase in corn costs with higher market corn prices. Management anticipates that corn prices will remain high throughout much of our 2011 fiscal year until we are assured of a large corn crop which could increase corn carryover. Should we experience an unfavorable growing season during 2011, we may continue to endure high corn prices through the rest of our 2011 fiscal year and beyond. Partially offsetting the increase in the average price we paid per bushel of corn was a decrease in our corn consumption of approximately 7% during the second quarter of our 2011 fiscal year compared to the same period of 2010, due to our reduced ethanol production. Management anticipates that our corn consumption will remain at the current conversion levels for the remaining portion of 2011. Corn conversion rates have been better in 2011 compared to 2010 because of the quality of the corn crop in the 2010 harvest compared to the 2009 harvest.

Our total cost of goods sold related to natural gas costs decreased by approximately 13% during the second quarter of our 2011 fiscal year compared to the same period of 2010. The average price we paid per mmBtu of natural gas decreased by approximately 13% for the second quarter of our 2011 fiscal year compared to the same period of our 2010 fiscal year. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low. In addition, we entered into a favorable basis contract during our 2010 fiscal year for a majority of our winter natural gas usage in 2011. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems during 2011, such as decreased production due to hurricane activity in the Gulf of Mexico, which reduces natural gas stocks. Our natural gas consumption was comparable during the second quarter of our 2011 fiscal year and the same period of 2010.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $2.5 million during the second quarter of our 2011 fiscal year. For the second quarter of our 2010 fiscal year, our derivative instrument positions resulted in a combined realized and unrealized loss of approximately $41,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur. As corn, natural gas and ethanol prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance and cash flows.

Operating Expenses. Our operating expenses were slightly higher for the second quarter of our 2011 fiscal year compared to the same period of 2010 due primarily to increases in legal expenses associated with the Chinese anti-dumping claim.

Other Income (Expense). We had no interest income during the second quarter of our 2011 fiscal year compared to the same period of 2010 because all of our extra cash was used to pay down our revolving lines of credit with our primary lender. In addition, our interest expense decreased significantly during the second quarter of our 2011 fiscal year compared to the same period of 2010 because the interest rate on our long-term loans decreased significantly when we refinanced with Farm Credit. We also had less debt outstanding during the second quarter of our 2011 fiscal year compared to the same period of 2010 which decreased our interest expense. Our equity in the net income of our investments increased during the second quarter of our 2011 fiscal year compared to the same period of 2010 due primarily to our investment in Guardian Energy.

Results of Operations for the Six Months Ended April 30, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$140,172,091	100.0	$102,843,625	100.0
Cost of Goods Sold	133,375,485	95.2	92,856,214	90.3
Gross Profit	6,796,606	4.8	9,987,411	9.7
Operating Expenses	1,292,712	0.9	1,273,542	1.2
Operating Income	5,503,894	3.9	8,713,869	8.5
Other Income	2,429,976	1.7	1,401,720	1.4
Net Income	$7,933,870	5.7	$10,115,589	9.8

Revenues. Our total revenues were higher for the six month period ended April 30, 2011 compared to the same period of 2010. This increase in revenue is a result of a significant increase in the average price we received for our ethanol, distiller grains and corn oil during the first six months of our 2011 fiscal year compared to the same period of 2010. We also had increased sales of ethanol, distiller grains and corn oil during the first six months of our 2011 fiscal year compared to the same period of 2010.

The average price we received for our ethanol was approximately 39% higher for the first six months of our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in ethanol prices with higher corn and gasoline prices. Our ethanol sales increased by approximately 3% for the first six months of our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in ethanol sales with improved production by the ethanol plant during the 2011 period. During our first six months of our 2011 fiscal year, we experienced combined realized and unrealized losses on our ethanol swaps of approximately $6.6 million which decreased our revenue. By comparison, we experienced combined realized and unrealized gains on our ethanol swaps of approximately $811,000 during the first six months of our 2010 fiscal year which increased our revenue.

The average price we received for our dried distillers grains was approximately 61% greater for the first six months of our 2011 fiscal year compared to the same period of 2010. In addition, the average price we received for our modified/wet distillers grains was approximately 34% greater for the first six months of our 2011 fiscal year compared to the same period of 2010. Management attributes these price increases with higher corn prices which positively impact the market price of distiller grains. We sold more tons of distiller grains during the first six months of our 2011 fiscal year compared to the same period of 2010. On a total tons basis, we sold approximately 3% more distiller grains during the first six months of our 2011 fiscal year compared to the same period of 2010. However, we sold more tons of distillers grains in the dried form during the first six months of our 2011 fiscal year compared to the same period of 2010.

We sold approximately 40% more pounds of corn oil during the first six months of our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in corn oil sales with better performance from the oil separation equipment during 2011 compared to 2010. In addition to the increase in total pounds of corn oil sold, the average price we received for our corn oil increased by approximately 42% for the first six months of our 2011 fiscal year compared to the same period of 2010.

Cost of Goods Sold. Our cost of goods sold was significantly higher for the first six months of our 2011 fiscal year compared to the same period of our 2010 fiscal year. Our average cost per bushel of corn was approximately 66% higher during the first six months of our 2011 fiscal year compared to the same period of 2010. Partially offsetting this increase in our average corn cost, we experienced a decrease of approximately 1% in the number of bushels of corn we ground during the first six months of our 2011 fiscal year compared to the same period of 2010.

Our natural gas costs decreased by approximately 16% during the first six months of our 2011 fiscal year compared to the same period of 2010. The average price we paid per mmBtu of natural gas was approximately 17% lower during the first six months of our 2011 fiscal year compared to the same period of 2010. Our natural gas consumption during the first six months of our 2011 fiscal year was approximately 2% higher compared to the first six months of our 2010 fiscal year. Management attributes this increase in our natural gas consumption with increased production.

We experienced an approximately $4.8 million combined realized and unrealized gain for the six month period ended April 30, 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced an approximately $162,000 combined realized and unrealized gain for the six months ended April 30, 2010 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were comparable during the first six months of our 2011 fiscal year and the same period of our 2010 fiscal year.

Other Income (Expense). Our interest income was lower for the six month period ended April 30, 2011 compared to the same period of 2010 as a result of having less cash on hand during the 2011 period. Our interest expense was lower for the first six months of our 2011 fiscal year compared to the same period of 2010 due to decreased borrowing on our credit facilities during the 2011 period and lower interest rates on our long-term debt. Our income from our investments was significantly higher for the first six months of our 2011 fiscal year compared to the same period of 2010 due to the general improvement of performance in the ethanol industry. Our investments are in other companies which are involved in the ethanol industry.

Changes in Financial Condition for the Six Months Ended April 30, 2011

Current Assets. Our accounts receivable were lower at April 30, 2011 compared to October 31, 2010 due to the timing of our ethanol payments. We are paid an advanced rate from our ethanol marketer throughout the month and then a true-up payment after the month ends. The receivable associated with the true-up payment for October 31, 2010 was significantly larger than the receivable associated with the true-up payment on April 30, 2011. The amount we had due from our commodities broker was lower at April 30, 2011 compared to October 31, 2010 because we had a smaller position in place and therefore were required to hold less cash in our margin account with our commodities broker to offset unrealized losses on our risk management positions. The value of our inventory was higher at April 30, 2011 compared to October 31, 2010 primarily because we had more corn and ethanol inventory at April 30, 2011 compared to October 31, 2010 and because corn and ethanol prices were higher at April 30,

2011. Our prepaid expenses were higher at April 30, 2011 compared to October 31, 2010 because of an insurance premium we pay in November each year which covers our insurance payment obligations for the entire year.

Property and Equipment. The net value of our property and equipment was lower at April 30, 2011 compared to October 31, 2010 primarily as a result of depreciation. We have ongoing construction in progress costs due primarily to our centrifuge replacement project.

Other Assets. Our other assets were higher at April 30, 2011 compared to October 31, 2010 due mainly to the income we realized during the first six months of our 2011 fiscal year from our various investments. The value of our grant receivable was lower at April 30, 2011 compared to October 31, 2010 due to a payment we received on our Cerro Gordo grant during our first fiscal quarter of 2011.

Current Liabilities. Our current portion of long-term debt was lower at April 30, 2011 compared to October 31, 2010 because we repaid the no interest loan we had outstanding with the Iowa Department of Economic Development in December 2010. Our accounts payable were higher at April 30, 2011 compared to October 31, 2010 due primarily to higher corn prices which increases the total amount that we have due to our corn suppliers. We also had additional expenses associated with our April maintenance shutdown payable as of April 30, 2011 compared to October 31, 2010. The liability associated with our derivative instruments was lower at April 30, 2011 compared to October 31, 2010 because we had less derivative instrument positions outstanding at April 30, 2011 compared to October 31, 2010.

Long-term Liabilities. Our long-term liabilities were lower at April 30, 2011 compared to October 31, 2010, primarily because we continue to pay down our lines of credit with Farm Credit.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of April 30, 2011, we had approximately $13.5 million available pursuant to our variable line of credit and approximately $5 million available pursuant to our seasonal line of credit.

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

The following table shows our cash flows for the six months ended April 30, 2011 and 2010:

	Six Months Ended April 30
	2011	2010
Net cash provided by operating activities	$10,420,094	$17,714,445
Net cash (used in) investing activities	(1,066,095)	(386,920)
Net cash (used in) financing activities	(9,473,385)	(8,159,171)

Cash Flow From Operations

Our cash flows from operations for the six months ended April 30, 2011 were lower primarily due to decreased margins during the 2011 period. Further, we had a large increase in inventory at April 30, 2011 because of a higher quantity and price of corn and ethanol on hand at April 30, 2011 compared to October 31, 2010.

Cash Flow From Investing Activities

We used more cash for investing activities during the six months ended April 30, 2011 compared to the same period of 2010 due to our installation of new centrifuges in the plant. During the six months ended April 30, 2010, we used cash primarily for our cream yeast project.

Cash Flow From Financing Activities.

During the six months ended April 30, 2011, we primarily used cash for financing activities related to a distribution we paid to our members and for payments on our long-term debt. During the six months ended April 30, 2010, we used significantly more cash to repay our long-term debt because we were paying down our revolving loan with our primary lender at that time along with regular payments we made on our term loan.

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

Variable Line of Credit

We have a long-term revolving line of credit with a total principal amount of $30 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of April 30, 2011, we had approximately $16.5 million outstanding on this loan which accrued interest at a rate of 3.37% per year and approximately $13.5 million available to be drawn.

Seasonal Line of Credit

The maturity date of this seasonal line of credit is August 1, 2011. Interest on this loan accrues at 2.9% above the One-Month LIBOR. The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We agreed to pay an annual fee of 0.3% of the unused portion of this loan. As of April 30, 2011, we had $0 outstanding on this loan and $5 million available to be drawn. If we had a balance on this line of credit, interest would accrue at a rate of 3.12% per year.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2011, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Grants and Government Programs

We entered into an agreement with the Iowa Department of Economic Development for funding through the State of Iowa's Value-Added Agricultural Products and Processes Financial Assistance Program ("VAAPPFAP") in conjunction with our original plant construction. We repaid the remaining balance of this loan on December 15, 2010.

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

Revenue Recognition

Revenue from the sale of our products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  The time of transfer is defined in the specific sales agreement; however, it generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers. Interest income is recognized as earned.

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

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

We evaluates contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting and treated as normal purchases or normal sales if documented as such. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

We enter into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. As part of its risk management process, we use futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage its risk related to pricing of inventories. All of our derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of contracts are presented on the accompanying balance sheet as derivative instruments.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $16.5 million outstanding in variable rate debt as of April 30, 2011. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of April 30, 2011 would be approximately $56,000. We had no amount outstanding on variable interest loans as of April 30, 2010.

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

As of April 30, 2011, we had price protection in place for approximately 2.1% of our anticipated corn needs, approximately 15.7% of our natural gas needs and approximately 5.5% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,549,500	MMBTU	10%	$1,129,000
Ethanol	103,997,000	Gallons	10%	$26,149,000
Corn	38,787,000	Bushels	10%	$28,008,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended April 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The price of distiller grains may decline as a result of China's antidumping investigation of distiller grains originating in the United Sates. Estimates indicate that as much as 10 to 15 percent of the distiller grains produced in the United States will be exported to China in 2011. However, this export market may be jeopardized if the Chinese government imposes trade barriers in response to the outcome of an antidumping investigation currently being conducted by the Chinese Ministry of Commerce. If producers and exporters of distiller grains are subjected to trade barriers when selling distiller grains to Chinese customers, there may be a reduction in the price of distiller grains in the United States. Declines in the price we receive for our distiller grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably.

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

GOLDEN GRAIN ENERGY, LLC

Date:	June 14, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 14, 2011	/s/ Christine Marchand
Chrstine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)