Form 10-Q
period 2011-07-31
GOLDEN GRAIN ENERGY
filed 2011-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 14, 2011, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$—	$119,386
Accounts receivable	9,629,127	9,509,184
Other receivables	1,212,214	431,286
Due from broker	2,991,144	3,724,180
Inventory	10,308,505	7,067,208
Prepaid expenses and other	1,294,896	1,082,941
Total current assets	25,435,886	21,934,185

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,366,370	25,366,370
Grain handling equipment	13,293,819	13,356,924
Office equipment	317,569	320,493
Plant and process equipment	68,388,107	67,321,512
Construction in progress	2,096,529	1,812,702
	120,724,727	119,440,334
Less accumulated depreciation	45,962,331	39,126,094
Net property and equipment	74,762,396	80,314,240

Other Assets
Investments	20,782,918	17,526,517
Grant receivable, net of current portion	2,394,728	2,860,077
Debt issuance costs, net of accumulated amortization (2011 $11,838; 2010 $2,959)	65,109	73,988
Total other assets	23,242,755	20,460,582

Total Assets	$123,441,037	$122,709,007

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	July 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Outstanding checks in excess of bank balance	$1,522,196	$359,308
Current portion long-term debt	44,200	244,326
Accounts payable	4,973,389	4,160,470
Accrued expenses	1,090,795	961,237
Derivative instruments	1,481,762	3,130,957
Deferred revenue	375,908	359,794
Total current liabilities	9,488,250	9,216,092

Long-term Liabilities
Deferred compensation	201,504	114,646
Long-term debt, net of current maturities	12,508,676	20,295,450
Deferred revenue, net of current portion	1,885,806	2,197,184
Total long-term liabilities	14,595,986	22,607,280

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	99,356,801	90,885,635

Total Liabilities and Members’ Equity	$123,441,037	$122,709,007

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Revenues	$89,806,943	$51,194,491	$229,979,034	$154,038,116

Cost of Goods Sold	83,654,774	47,824,263	217,030,259	140,680,477

Gross Profit	6,152,169	3,370,228	12,948,775	13,357,639

Operating Expenses	592,478	485,506	1,885,190	1,759,048

Operating Income	5,559,691	2,884,722	11,063,585	11,598,591

Other Income (Expense)
Interest income	—	7,466	2,468	64,856
Interest expense	(150,830)	(299,513)	(351,840)	(1,134,640)
Loss on debt extinguishment	—	(1,321,601)	—	(1,321,601)
Equity in net income of investments	1,243,435	430,399	3,871,953	2,609,856
Total	1,092,605	(1,183,249)	3,522,581	218,471

Net Income	$6,652,296	$1,701,473	$14,586,166	$11,817,062

Basic & diluted net income per unit	$0.27	$0.06	$0.60	$0.42
Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	27,326,667	24,460,000	28,282,222
Distributions Per Unit	$—	$—	$0.25	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2011	July 31, 2010

Cash Flows from Operating Activities
Net income	$14,586,166	$11,817,062
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,939,514	7,169,635
Unrealized (gain) on risk management activities	(1,649,195)	(824,887)
Amortization of deferred revenue	(295,264)	(261,372)
Accretion of interest on grant receivable	(146,193)	(137,326)
Earnings in excess of distributions from investments	(3,256,401)	(2,444,348)
Deferred compensation expense	178,453	69,482
Change in assets and liabilities
Accounts receivable	(119,943)	4,626,952
Inventory	(3,241,297)	(780,379)
Due from broker	733,036	937,858
Prepaid expenses and other	(903,282)	(282,042)
Accounts payable	812,919	486,446
Accrued expenses	129,558	62,785
Deferred compensation payable	(91,595)	(81,513)
Net cash provided by operating activities	13,676,476	20,358,353

Cash Flows from Investing Activities
Capital expenditures	(1,378,791)	(894,958)
Purchase of investments	—	(2,000)
Net cash (used in) investing activities	(1,378,791)	(896,958)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	1,162,888	(56,335)
Proceeds from long-term debt	—	21,045,377
Payments for long-term debt	(7,986,900)	(35,644,879)
Payments for offering costs	—	(88,060)
Redemption of membership units	—	(5,188,189)
Distributions to members	(6,115,000)	—
Payments received on grant receivable	521,941	470,691
Net cash (used in) financing activities	(12,417,071)	(19,461,395)

Net (Decrease) in Cash and Equivalents	(119,386)	—

Cash and Equivalents – Beginning of Period	119,386	—

Cash and Equivalents – End of Period	$—	$—

Supplemental Cash Flow Information
Cash paid for interest	$360,736	$1,277,710

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three and nine months ended July 31, 2011 for all companies is based on the investee's results for the quarter ended June 30, 2011.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of July 31, 2011 or October 31, 2010 for environmental liabilities.

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

Risks and Uncertainties
The ethanol industry is currently receiving an indirect benefit from the Volumetric Ethanol Excise Tax Credit (VEETC) provided to gasoline blenders which is expected to expire on December 31, 2011. This credit provides for a 45-cent per ethanol gallon tax credit for gasoline blenders (calculated as 4.5 cents per gallon of gasoline that contains at least 10% ethanol) and a 54-cent a gallon tariff on ethanol imports. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the potential impact that the elimination in the VEETC credit would have on the Company and the overall ethanol industry.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

2.    INVENTORY

Inventory consisted of the following as of July 31, 2011 and October 31, 2010 :

	July 31, 2011	October 31, 2010
Raw Materials	$3,157,170	$2,303,497
Work in Process	2,044,441	1,382,622
Finished Goods	5,106,894	3,381,089
Totals	$10,308,505	$7,067,208

3.    BANK FINANCING

On July 23, 2010, the Company entered into a master loan agreement establishing a senior credit facility with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with maximum borrowings of $30,000,000 and $5,000,000 and maturing on February 1, 2017 and August 1, 2012, respectively. The borrowings are secured by substantially all the assets of the Company.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of July 31, 2011, the Company had approximately $22.6 million total available to borrow under the credit agreements.

The Company had the following amounts outstanding under its credit agreements.

	July 31, 2011	October 31, 2010
Variable line of credit for $30,000,000 requiring monthly interest payments at 3.15% above the one-month LIBOR with semiannual reductions in availability of $2,500,000 starting in August 2011 (3.36% as of July 31, 2011)	$12,389,527	$20,142,021

Seasonal line of credit agreement for $5,000,000 requiring monthly interest payments at 2.90% above the one-month LIBOR. (3.11% as of July 31, 2011)	—	—

Other notes payable	163,349	397,755
	12,552,876	20,539,776
Less amounts due within one year	44,200	244,326
Long-term debt	$12,508,676	$20,295,450

The estimated maturities of long-term debt for the twelve month periods ending July 31 are as follows:

2012	$44,200
2013	47,592
2014	48,746
2015	22,811
2016	4,889,527
Thereafter	7,500,000
Total	$12,552,876

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors that own or manage elevators. Purchases during the three and nine months ended July 31, 2011 totaled approximately $29,246,000 and $75,937,000, respectively. Purchases during the same periods of 2010 totaled approximately $13,147,000 and $45,718,000, respectively. Effective in August 2011, one of the related parties who manages an elevator from which we purchase a large amount of corn is no longer considered a related party.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $65,000 and $227,000 to operating expenses during the three and nine months ended July 31, 2011 and a reduced costs during the same periods of 2010 of $69,000 and $271,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three and nine months ended July 31, 2011, the Company recorded compensation expense related to this plan of approximately $72,000 and $178,000, respectively. During the same periods of 2010, the Company recorded compensation expense related to this plan of approximately $29,000 and $69,000. As of July 31, 2011, and October 31, 2010, the Company had a liability of approximately $202,000 and $115,000 outstanding as deferred compensation and has approximately $129,000 to be recognized as future compensation expense over the weighted average vesting period of approximately one year. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of July 31, 2011. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 74,000 unvested equivalent phantom units outstanding under this plan as of July 31, 2011.

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers
The Company has entered into marketing agreements with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol, distiller grains and corn oil inventory produced by the Company. The distiller grains agreement was executed in December 2010 for an initial nine month period of time beginning on January 1, 2011 with an automatic extension for an additional one year term unless written notice is given. The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place as of July 31, 2011 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Sales ethanol & corn oil	$78,537,000	$42,860,000	$198,598,000	$129,998,000
Sales distiller grains	15,121,000	—	31,366,000	—

Marketing fees ethanol & corn oil	156,000	138,000	388,000	345,000
Marketing fees distiller grains	82,000	—	176,000	—

As of	July 31, 2011	October 31, 2010
Amount due from marketer of ethanol, distiller grains & corn oil	$9,629,000	$8,148,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2011 and 2010 and the fair value of derivatives as of July 31, 2011 and October 31, 2010:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(304,000)	$(3,310,000)	$(3,614,000)
three months ending July 31, 2011	Cost of Goods Sold	88,000	3,982,000	4,070,000
	Total	(216,000)	672,000	456,000

Commodity Contracts for the	Revenue	$1,504,000	$(644,000)	$860,000
three months ending July 31, 2010	Cost of Goods Sold	(923,000)	666,000	(257,000)
	Total	581,000	22,000	203,000

Commodity Contracts for the	Revenue	$(6,924,000)	$(3,310,000)	$(10,234,000)
nine months ended July 31, 2011	Cost of Goods Sold	6,995,000	1,828,000	8,823,000
	Total	71,000	(1,482,000)	(1,411,000)

Commodity Contracts for the	Revenue	$2,316,000	$(644,000)	$1,672,000
nine months ended July 31, 2010	Cost of Goods Sold	(513,000)	417,000	(96,000)
	Total	1,803,000	(227,000)	1,576,000

	Balance Sheet Classification	July 31, 2011	October 31, 2010
Futures contracts through March 2012	Current Asset (Liabilities)	$1,482,000	$(3,131,000)

As of July 31, 2011, the Company had approximate outstanding commitments for purchases:

	Commitments Through	Amount
Corn - fixed price	March 2012	$19,330,000
Corn - basis contract	November 2011	33,226,000
Natural Gas - fixed price	December 2011	753,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments
July 31, 2011	$1,482,000	$—	$1,482,000	$—
October 31, 2010	3,131,000	—	3,131,000	—

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

•
Our ability to profitably operate the ethanol plant, including the sale of distiller grains and corn oil, and maintain a positive spread between the selling price of our products and our raw material costs;

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws and environmental regulations (including the elimination of VEETC, the Renewable Fuel Standard or any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements with these cautionary statements. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended in October and the associated quarters of those fiscal years.

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant and have produced corn oil since February 2009. References to "we," "us," "our" and the "Company" refer to Golden Grain Energy, LLC. We have capacity to produce approximately 105 million gallons of ethanol per year.

Our revenue is derived primarily from the sale and distribution of our ethanol, distiller grains and corn oil. We market our products through Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer. We are an equity owner of RPMG which allows us to realize favorable marketing fees in the sale of our ethanol, distiller grains and corn oil.

On July 13, 2011, we executed and delivered amended loan agreements with respect to our comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of American, PCA (collectively “Farm Credit”). Specifically, we executed an amendment to our Master Loan Agreement which allows us to transfer funds between our various lines of credit. Also, we executed an amendment to our Short-Term Revolving Line of Credit to extend the maturity date of this line of credit to August 1, 2012. Finally, we executed an amendment to our Long-Term Revolving Line of Credit to take into account the change Farm Credit made to our Master Loan Agreement. The terms of our Farm Credit loans are described in more detail below in the section entitled "Short-Term and Long-Term Debt Sources."

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

During 2010, the ethanol industry experienced a significant increase in distiller grains exports to China. Animal feeding operations in China are growing which has prompted a significant increase in animal feed demand from China, including increased distiller grains demand. However, China began investigating United States distiller grains exporters for allegedly dumping distiller grains into the Chinese market. Management believes the Chinese dumping claim was a strategy by the Chinese government to negatively impact distiller grains prices. However, due to recent increases in corn prices, domestic demand for distiller grains along with increased exports to Mexico, distiller grains prices have been increasing. Management anticipates that the Chinese anti-dumping investigation will be concluded by the end of 2011 and management does not anticipate China will impose a significant tariff on distiller grains produced in the United States.

The ethanol industry is currently impacted by the Volumetric Ethanol Tax Credit (VEETC) which is frequently referred to as the blenders' credit. This credit provides a credit of 45 cents per gallon of ethanol that is blended with gasoline. This incentive is scheduled to expire on December 31, 2011. Management anticipates that VEETC will not be renewed and therefore will not be available starting January 1, 2012. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard (RFS) is maintained. However, if the RFS is repealed, ethanol demand may be significantly impacted. In addition, if gasoline prices decrease significantly, it could result in decreased ethanol demand. Currently, fuel blenders use more ethanol than they are required to use under the RFS due to a favorable price spread between gasoline and ethanol which makes the blended fuel more competitive based on price. This favorable price spread may disappear without VEETC and if gasoline prices decrease.

Results of Operations for the Three Months Ended July 31, 2011 and 2010

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended July 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$89,806,943	100.0	$51,194,491	100.0
Cost of Goods Sold	83,654,774	93.1	47,824,263	93.4
Gross Profit	6,152,169	6.9	3,370,228	6.6
Operating Expenses	592,478	0.7	485,506	0.9
Operating Income	5,559,691	6.2	2,884,722	5.6
Other Income (Expense)	1,092,605	1.2	(1,183,249)	(2.3)
Net Income	$6,652,296	7.4	$1,701,473	3.3

Revenue. Our total revenue was significantly higher for the third quarter of 2011 compared to the same period of 2010, primarily due to increased prices for ethanol, distiller grains and corn oil. We also produced more ethanol and corn oil during the third quarter of 2011 compared to the same period of 2010 which positively impacted our total revenue. For the third quarter of 2011, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for approximately 2% of our total revenue. For the third quarter of 2010, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 15% of our total revenue and corn oil sales accounted for approximately 1% of our total revenue.

The average price we received for our ethanol during the third quarter of 2011 was approximately 77% higher than the average price we received for the same period of 2010. Management attributes this increase in the average price we received for our ethanol with higher corn and energy prices along with increased ethanol exports to Europe, Canada and Brazil which positively impacted ethanol demand during the 2011 period. Management also believes that ethanol prices increased due to the anticipated expiration of the VEETC blenders' credit. Management believes that demand was higher from fuel blenders who were stocking up on ethanol so they could secure the blenders' credit prior to when it is anticipated to expire at the end of 2011. Management anticipates that ethanol prices will continue to correlate to corn prices which are anticipated to decrease in the fall when the new corn crop is harvested. Management anticipates that the expiration of VEETC will not have a significant effect on the market price of ethanol in the short term unless gasoline prices decrease. If gasoline prices were to decrease significantly, it may lead to less ethanol demand from blenders who voluntarily blend more ethanol than they are required to blend under the RFS. However, management anticipates if these price decreases were to occur, they would be short-term decreases due to the increasing ethanol demand that results from the RFS.

Our total ethanol gallons sold increased by approximately 3% during the third quarter of 2011 compared to the same period of 2010. Management attributes this increase in ethanol sales with better efficiencies and yield improvements. Management anticipates that ethanol sales for the fourth quarter of 2011 will be slightly lower than the third quarter of 2011 due to our anticipated semi-annual plant shutdown for maintenance in September.

The average price we received for our dried distiller grains during the third quarter of 2011 was approximately 100% greater than during the same period of 2010. The average price we received for our modified/wet distiller grains during the third quarter of 2011 was approximately 145% greater than during the same period of 2010. Management attributes these significant increases in the prices we received for our distiller grains with higher corn prices and increased domestic and export demand for dried distiller grains. Distiller grains prices are typically positively impacted by increases in corn prices as distiller grains are primarily used as an animal feed substitute for corn. Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices. Decreased demand from China due to the recent anti-dumping investigation has not impacted the distiller grains market as much as initially expected due to higher corn prices and increased demand from domestic users as well as exports to Mexico which have more than offset the decreased demand from China. Management anticipates continued strong demand for distiller grains due to higher corn prices.

We sold approximately 1% less tons of distiller grains during the third quarter of 2011 compared to the same period of 2010. Management attributes the decrease in distiller grain sales to increases in the pounds of corn oil sold. When we remove corn oil from our distiller grains, the total weight of our distiller grains decreases. Management anticipates that distiller grains sales will remain steady during the rest of our 2011 fiscal year. We continue to sell significantly more distiller grains in the dried form due to market conditions in the distiller grains markets, including the higher demand and transportability of dried versus modified/wet distiller grains.

The average price we received for our corn oil during the third quarter of 2011 was approximately 79% higher than during the same period of 2010. Management attributes this increase in the average price we received for our corn oil with increased corn prices and corn oil demand from biodiesel production. Management anticipates that corn oil prices will continue at the recent highs as long as corn prices remain high. In addition to the increase in corn oil prices, we sold approximately 80% more pounds of corn oil during the third quarter of 2011 compared to the same period of 2010. Management attributes this increase in corn oil sales with improved production processes and procedures. Management anticipates that corn oil sales for the fourth quarter of 2011 will be slightly lower than the third quarter of 2011 due to our semi-annual plant shutdown for maintenance.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $3.6 million during the third quarter of 2011. For the third quarter of 2010, we had a combined realized and unrealized gain on our ethanol derivative instrument positions of approximately $860,000. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 108% during the third quarter of 2011 compared to the same period of 2010. Our average cost per bushel of corn during the third quarter of 2011 was approximately 104% higher than during the same period of 2010. Management attributes this significant increase in corn costs with higher market corn prices. Corn prices have continued to increase due to concerns regarding the anticipated amount of corn that will be harvested in the fall of 2011. This may lead to continued tight corn supplies and smaller carryover which is expected to continue to result in higher corn prices into 2012. Further, any increase in corn demand may further increase corn prices and result in decreased corn supplies. Our corn consumption was approximately 2% higher during the third quarter of 2011 compared to the same period of 2010, due to our increased ethanol production. Management anticipates that our corn consumption will remain at the current conversion levels for the remaining part of 2011. Corn conversion rates have been better in 2011 compared to 2010 because of the quality of the corn crop in the 2010 harvest compared to the 2009 harvest and slight modifications we made to the production process.

Our total cost of goods sold related to natural gas costs increased by approximately 7% during the third quarter of 2011 compared to the same period of 2010. The average price we paid per mmBtu of natural gas decreased by approximately 1% for the third quarter of 2011 compared to the same period of 2010. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or large increases in demand during 2011. Our natural gas consumption was approximately 8% higher during the third quarter of 2011 compared to the same period of 2010. Management attributes this increase in natural gas consumption with increased ethanol production and above average heat during the third quarter of 2011 which caused us to operate extra equipment to maintain correct temperature balance in the ethanol facility.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $4.1 million during the third quarter of 2011. For the third quarter of 2010, our derivative instrument positions resulted in a combined realized and unrealized loss of approximately $257,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur. As corn and natural gas fluctuate, the value of our derivative instruments are recognized in cost of goods sold.

Operating Expenses. Our operating expenses were higher for the third quarter of 2011 compared to the same period of 2010 due primarily to increases in personnel expenses and higher dues and subscriptions related to various industry groups with which we are involved.

Other Income (Expense). We had no interest income during the third quarter of 2011 because all of our extra cash was used to pay down our revolving lines of credit with our primary lender. In addition, our interest expense decreased significantly during the third quarter of 2011 compared to the same period of 2010 because the interest rate on our long-term loans decreased significantly when we refinanced with Farm Credit. We also had less debt outstanding during the third quarter of 2011 compared to the same period of 2010 which decreased our interest expense. We had a loss of approximately $1.3 million related to our debt refinancing during the third quarter of 2010 which increased our other expense during that period. Our equity in the net income of our investments increased during the third quarter of 2011 compared to the same period of 2010 due primarily to strong returns during the quarter ended June 30, 2011 for the ethanol companies in which we are invested.

Results of Operations for the Nine Months Ended July 31, 2011 and 2010

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$229,979,034	100.0	$154,038,116	100.0
Cost of Goods Sold	217,030,259	94.4	140,680,477	91.3
Gross Profit	12,948,775	5.6	13,357,639	8.7
Operating Expenses	1,885,190	0.8	1,759,048	1.1
Operating Income	11,063,585	4.8	11,598,591	7.5
Other Income	3,522,581	1.5	218,471	0.1
Net Income	$14,586,166	6.3	$11,817,062	7.7

Revenues. Our total revenues were significantly higher for the first nine months of 2011 compared to the same period of 2010. This increase in revenue is a result of a significant increase in the average price we received for our ethanol, distiller grains and corn oil during the first nine months of 2011 compared to the same period of 2010. We also had increased sales of ethanol, distiller grains and corn oil during the first nine months of 2011 compared to the same period of 2010.

The average price we received for our ethanol was approximately 51% higher for the first nine months of 2011 compared to the same period of 2010. Management attributes this increase in ethanol prices with higher corn and gasoline prices. In addition, our ethanol sales increased by approximately 3% for the first nine months of 2011 compared to the same period of 2010. Management attributes this increase in ethanol sales with improved production by the ethanol plant during the 2011 period. During the first nine months of 2011, we experienced combined realized and unrealized losses on our ethanol swaps of approximately $10.2 million which decreased our revenue. By comparison, we experienced combined realized and unrealized gains on our ethanol swaps of approximately $1.7 million during the first nine months of 2010 which increased our revenue.

The average price we received for our dried distillers grains was approximately 72% greater for the first nine months of 2011 compared to the same period of 2010. In addition, the average price we received for our modified/wet distillers grains was approximately 69% greater for the first nine months of 2011 compared to the same period of 2010. Management attributes these price increases with higher corn prices which positively impact the market price of distiller grains. On a total tons basis, we sold approximately 2% more distiller grains during the first nine months of 2011 compared to the same period of 2010.

We sold approximately 60% more pounds of corn oil during the first nine months of 2011 compared to the same period of 2010. Management attributes this increase in corn oil sales with better performance from the oil separation equipment during 2011 compared to 2010. In addition to the increase in total pounds of corn oil sold, the average price we received for our corn oil increased by approximately 54% for the first nine months of 2011 compared to the same period of 2010.

Cost of Goods Sold. Our cost of goods sold was significantly higher for the first nine months of 2011 compared to the same period of 2010. Our average cost per bushel of corn was approximately 79% higher during the first nine months of 2011 compared to the same period of 2010. We consumed a comparable number of bushels of corn during the first nine months of 2011 and the same period of 2010.

Our natural gas costs decreased by approximately 9% during the first nine months of 2011 compared to the same period of 2010. The average price we paid per mmBtu of natural gas was approximately 12% lower during the first nine months of 2011 compared to the same period of 2010. Our natural gas consumption during the first nine months of 2011 was approximately 4% higher compared to the first nine months of 2010. Management attributes this increase in our natural gas consumption with increased production.

We experienced approximately $8.8 million of combined realized and unrealized gains for the first nine months of 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced an approximately $96,000 combined realized and unrealized loss for the first nine months of 2010 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were slightly higher during the first nine months of 2011 compared to the same period of 2010 primarily due to increased personnel expenses, advertising and promotion expenses and legal fees related to our involvement in the Chinese anti-dumping investigation.

Other Income (Expense). Our interest income was lower for the first nine months of 2011 compared to the same period of 2010 as a result of having less cash on hand during the 2011 period. Our interest expense was lower for the first nine months of 2011 compared to the same period of 2010 due to decreased borrowing on our credit facilities during the 2011 period and lower interest rates on our long-term debt. We had a loss we realized when we refinanced our debt in the third quarter of 2010 of approximately $1.3 million. Our income from our investments was significantly higher for the first nine months of 2011 compared to the same period of 2010 due to the general improvement of performance in the ethanol industry. Our investments are in other companies which are involved in the ethanol industry.

Changes in Financial Condition for the Nine Months Ended July 31, 2011

Current Assets. Due to higher prices for our products, the value of our accounts receivable was comparable at July 31, 2011 and at October 31, 2010, however, we were awaiting payment for a smaller quantity of our products at July 31, 2011 compared to October 31, 2010. The amount we had due from our commodities broker was lower at July 31, 2011 compared to October 31, 2010 because we had a smaller derivative instrument position in place and therefore were required to hold less cash in our margin account with our commodities broker to offset unrealized losses on our risk management positions. The value of our inventory was higher at July 31, 2011 compared to October 31, 2010 primarily because we had higher value corn and ethanol inventory on hand at July 31, 2011 compared to October 31, 2010.

Property and Equipment. The net value of our property and equipment was lower at July 31, 2011 compared to October 31, 2010 primarily as a result of depreciation. We have ongoing construction in progress costs due primarily to our centrifuge replacement project and the addition of a maintenance and storage building.

Other Assets. Our other assets were higher at July 31, 2011 compared to October 31, 2010 due mainly to the income we realized during the first nine months of 2011 from our various investments. The value of our grant receivable was lower at July 31, 2011 compared to October 31, 2010 due to the payments we received on our Cerro Gordo grant during our first and third quarters of 2011.

Current Liabilities. Our outstanding checks in excess of our bank balance represents any checks that we have issued which have not yet been cashed. Checks that we issue are paid from our revolving lines of credit and any cash that we generate is used to pay down our lines of credit with our primary lender. Our current portion of long-term debt was lower at July 31, 2011 compared to October 31, 2010 because we repaid the no interest loan we had outstanding with the Iowa Department of Economic Development in December 2010. Our accounts payable was higher at July 31, 2011 compared to October 31, 2010 due primarily to higher corn prices which increases the total amount that we have due to our corn suppliers. The liability associated with our derivative instruments was lower at July 31, 2011 compared to October 31, 2010 because we had less derivative instrument positions outstanding at July 31, 2011 compared to October 31, 2010.

Long-term Liabilities. Our long-term liabilities were lower at July 31, 2011 compared to October 31, 2010, primarily because we continue to pay down our lines of credit with Farm Credit.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of July 31, 2011, we had approximately $17.6 million available pursuant to our variable line of credit and $5 million available pursuant to our seasonal line of credit.

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

The following table shows our cash flows for the nine months ended July 31, 2011 and 2010:

	Nine Months Ended July 31
	2011	2010
Net cash provided by operating activities	$13,676,476	$20,358,353
Net cash (used in) investing activities	(1,378,791)	(896,958)
Net cash (used in) financing activities	(12,417,071)	(19,461,395)

Cash Flow From Operations

Our cash flows from operations for the first nine months of 2011 were lower primarily due to a significant change in our accounts receivable which benefited our cash flow during the 2010 period. Further, we had a large increase in inventory at July 31, 2011 because of a higher quantity and price of corn and ethanol on hand at July 31, 2011 compared to October 31, 2010.

Cash Flow From Investing Activities

We used more cash for investing activities during the first nine months of 2011 compared to the same period of 2010 due to our installation of new centrifuges in the plant and the addition of a maintenance storage shed. During the first nine months of 2010, we used cash primarily for our cream yeast project.

Cash Flow From Financing Activities.

During the first nine months of 2011, we primarily used cash for financing activities related to a distribution we paid to our members and for payments on our long-term debt. During the first nine months of 2010, we used significantly more cash to repay our long-term debt because we were paying down our revolving loan with our primary lender at that time along with regular payments we made on our term loan. We also refinanced with Farm Credit during the 2010 period and we redeemed the redeemable membership units we issued in our private placement offering in 2009.

Short-Term and Long-Term Debt Sources

On July 23, 2010, we entered into a new comprehensive credit facility with Farm Credit Services of America, FLCA and

Farm Credit Services of America, PCA (collectively "Farm Credit"). The total face amount of this new comprehensive credit facility is $35 million which is split among two separate loans: (i) a $30 million variable line of credit with a maturity date of February 1, 2017; and (ii) a $5 million seasonal line of credit with a maturity date of August 1, 2011. In exchange for this new comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. On July 13, 2011, we executed and delivered amended loan agreements with Farm Credit in order to extend the maturity date of our seasonal line of credit until August 1, 2012.

Variable Line of Credit

We have a long-term revolving line of credit with a total principal amount of $30 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of July 31, 2011, we had approximately $12.4 million outstanding on this loan which accrued interest at a rate of 3.36% per year and approximately $17.6 million available to be drawn.

Seasonal Line of Credit

The maturity date of this seasonal line of credit is August 1, 2012. Interest on this loan accrues at 2.9% above the One-Month LIBOR. The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We agreed to pay an annual fee of 0.3% of the unused portion of this loan. As of July 31, 2011, we had $0 outstanding on this loan and $5 million available to be drawn. If we had a balance on this line of credit, interest would accrue at a rate of 3.11% per year.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2011, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

We evaluate contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the definition of a derivative may be exempted from derivative accounting and treated as normal purchases or normal sales if documented as such. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $12.4 million outstanding in variable rate debt as of July 31, 2011. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of July 31, 2011 would be approximately $42,000. We had no amount outstanding on variable interest loans as of July 31, 2010.

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

As of July 31, 2011, we had price protection in place for approximately 4% of our anticipated corn needs, approximately 7% of our natural gas needs and approximately 5% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,801,000	MMBTU	10%	$1,223,000
Ethanol	103,983,000	Gallons	10%	$33,077,000
Corn	38,165,000	Bushels	10%	$25,716,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended July 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (REMOVED AND RESERVED)

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.*
10.2	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.*
10.3	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2011 and October 31, 2010, (ii) Statements of Operations for the three and nine months ended July 31, 2011 and 2010, (iii) Statements of Cash Flows for the nine months ended July 31, 2011 and 2010, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2011	/s/ Christine Marchand
Chrstine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)