Form 10-K
period 2011-10-31
GOLDEN GRAIN ENERGY
filed 2011-12-23
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of April 30, 2011, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $17,677,500. As of April 30, 2011, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $357,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 23, 2011, there were 23,540,000 Class A membership units outstanding. As of December 23, 2011 there were 920,000 Class B membership units outstanding.

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

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws and environmental regulations (including the elimination of the Renewable Fuel Standard);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

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

PART I

ITEM 1.    BUSINESS

Business Development

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant in Mason City in north central Iowa. References to "we," "us," "our" and the "Company" refer to Golden Grain Energy, LLC. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant.

On July 13, 2011, we executed and delivered amended loan agreements with respect to our comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of American, PCA (collectively "Farm Credit"). Specifically, we executed an amendment to our Master Loan Agreement which allows us to transfer funds between our various lines of credit. Also, we executed an amendment to our Short-Term Revolving Line of Credit to extend the maturity date of this line of credit to August 1, 2012. Finally, we executed an amendment to our Long-Term Revolving Line of Credit to take into account the change Farm Credit made to our Master Loan Agreement. The terms of our Farm Credit loans are described in more detail below in the section entitled "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

Financial Information

Please refer to "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "ITEM 8. Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products

The principal products we produce are ethanol, distiller grains and corn oil.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States. However, recently the United States ethanol industry has experienced increased ethanol exports, including exports to Canada, the European Union and Brazil.

Approximately 82% of our total revenue was derived from the sale of ethanol during our fiscal year ended October 31, 2011. Ethanol sales accounted for approximately 85% and 83% of our total revenue for our fiscal years ended October 31, 2010 and 2009 respectively.

Distiller Grains

The principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. Distiller grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal. By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle. We produce two forms of distiller grains: Modified/Wet Distillers Grains ("MWDG") and Distillers Dried Grains with Solubles ("DDGS"). MWDG is processed corn mash that has been dried to approximately 50% moisture. MWDG has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant.

Approximately 16% of our total revenue was derived from the sale of distiller grains during our fiscal year ended October 31, 2011. Distiller grains sales accounted for approximately 14% and 17% of our total revenue for our fiscal years ended October 31, 2010 and 2009 respectively.

Corn Oil

In February 2009, we commenced operating our corn oil extraction equipment which allows us to separate some of the corn oil contained in our distiller grains. This process allows us to sell the corn oil separately from the distiller grains. Approximately 2% of our total revenue was derived from the sale of corn oil during our fiscal year ended October 31, 2011. Corn oil sales accounted for approximately 1% and less than 1% of our total revenue for our fiscal years ended October 31, 2010 and 2009 respectively.

The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption without further refining. However, the corn oil we produce can be used as the feedstock to produce biodiesel and has other industrial and animal feed uses. Originally we planned to use the corn oil that we extract from our distiller grains to produce biodiesel through Corn Oil Bio-Solutions, LLC (COBS). We owned a majority of the equity of COBS and treated it as a subsidiary. However, due to concerns regarding the viability of COBS, this project was abandoned during our 2009 fiscal year.

Principal Product Markets

As described below in "Distribution Methods," we market and distribute all of our ethanol, distiller grains and corn oil through professional third party marketers. Our ethanol, distiller grains and corn oil marketers make all decisions with regard to where our products are marketed. Our ethanol, distiller grains and corn oil are primarily sold in the domestic market, however, as domestic production of ethanol, distiller grains and corn oil continue to expand, we anticipate increased international sales of our products.

Currently, the United States ethanol industry exports a significant amount of distiller grains to Mexico, Canada and China. During 2010, the ethanol industry experienced a significant increase in distiller grains exports to China. Animal feeding operations in China are growing which has prompted a significant increase in animal feed demand from China, including increased distiller grains demand. During 2010, China began investigating United States distiller grains exporters for allegedly dumping distiller grains into the Chinese market. Management anticipates that the Chinese anti-dumping investigation will be concluded by early 2012 and management does not anticipate China will impose a significant tariff on distiller grains produced in the United States.

During our 2011 fiscal year, the ethanol industry experienced increased ethanol exports to Europe and Brazil. These ethanol exports benefited ethanol prices in the United States. Recently, the European Union launched an anti-dumping investigation related to ethanol exports from the United States. Management believes that when VEETC expires, as management believes it will, on December 31, 2011, most of the complaints included in the anti-dumping complaint will no longer be relevant. However, if the European Union were to impose tariffs on ethanol imported from the United States, it could negatively impact market prices of ethanol. Management believes that ethanol exports will remain steady in our 2012 fiscal year, despite the European Union anti-dumping investigation.

We expect our ethanol, distiller grains and corn oil marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

We have an ethanol marketing agreement with Renewable Products Marketing Group, LLC ("RPMG"). RPMG has agreed to market all of the ethanol that we produce at the plant. Effective December 1, 2005, we became a part owner of RPMG. This allows us to receive more favorable marketing rates from RPMG and to share in the profits generated by RPMG. In April 2010, we entered into a new ethanol marketing agreement with RPMG on essentially the same terms as our previous ethanol marketing agreement.

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

On December 15, 2010, we entered into a distiller grains marketing agreement with RPMG. Pursuant to the agreement, RPMG agreed to market all of the distiller grains we produce. We agreed to pay RPMG a fee to market our distiller grains equal to the actual cost of marketing the distiller grains due to the fact that we are an owner of RPMG. The initial term of the RPMG distiller grains marketing agreement was nine months. Following the nine month period, we have the right to terminate the contract by giving RPMG ninety days written notice. Our prior distiller grains marketer was Hawkeye Gold, LLC.

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

Although the area surrounding the plant produces a significant amount of corn and we do not anticipate encountering problems sourcing corn to continue to operate the ethanol plant at capacity, a shortage of corn could develop, particularly if there were to be an extended drought or other production problem. If the United States were to endure an entire growing season with poor weather conditions, it could result in a significant decrease in corn supply which could cause prolonged high corn prices.

Corn prices can be volatile as a result of a number of factors, the most important of which are weather, current and anticipated stocks, domestic and export prices and supports and the government's current and anticipated agricultural policy. The price of corn increased for most of our 2011 fiscal year until September 2011 when the price of corn dropped significantly.

Management anticipates that corn prices will continue to be volatile during our 2012 fiscal year due to factors such as weather and demand. Increases in the price of corn significantly increase our cost of goods sold. If these increases in cost of goods sold are not offset by corresponding increases in the prices we receive from the sale of our products, these increases in cost of goods sold can have a significant negative impact on our financial performance.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continues for a period of 10 years. We do not anticipate any problems securing the natural gas that we require to continue to operate the ethanol plant at capacity during our 2012 fiscal year or beyond.

Electricity

We entered into an agreement with Interstate Power and Light Company to supply all electrical energy required by the plant. The agreement commenced on June 2004 and continued through May 2007. After the expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2012 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. We will pay a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2012 fiscal year or beyond.

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

Seasonality Sales

We experience some seasonality of demand for our ethanol and distiller grains. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distiller grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots and when the animals are turned out to pasture or slaughtered.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving lines of credit with our primary lender, Farm Credit. For our 2012 fiscal year, we anticipate constructing an additional fermenter using cash from our operations. We also anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations for our 2012 fiscal year and beyond.

Dependence on One or a Few Major Customers

As discussed above, we rely on RPMG for the sale and distribution of all of our products and are highly dependent on RPMG for the successful marketing of our products. We do not currently have the ability to market our ethanol, distiller grains and corn oil internally should RPMG be unable to market these products for us at acceptable prices. We anticipate that we would be able to secure alternate marketers should RPMG fail, however, a loss of our marketer could significantly harm our financial performance.

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Ethanol is a commodity product where competition in the industry is predominantly based on price. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers which could put us at a competitive disadvantage compared to these larger ethanol producers. As of December 5, 2011, the Renewable Fuels Association (RFA) estimates that there are 209 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol and another 7 plants under expansion or construction with capacity to produce an additional 261 million gallons. The RFA estimates that approximately 4% of the ethanol production capacity in the United States was not operating as of December 5, 2011. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,750.0	—	11.7%
POET Biorefining	1,629.0	—	10.9%
Valero Renewable Fuels	1,130.0	—	7.6%
Green Plains Renewable Energy	740.0	—	4.9%

Updated: December 5, 2011

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

    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. The most significant federal ethanol support is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include cellulosic ethanol and biomass based biodiesel but not ethanol that is made from corn. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The RFS for 2011 was approximately 14 billion gallons, of which corn based ethanol could be used to satisfy approximately 12.6 billion gallons. The RFS for 2012 is approximately 15.2 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 135 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons per year. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles and ethanol exports. Many in the ethanol industry believe that we have reached the blending wall or will reach it soon. However, the RFS requires that 36 billion gallons of renewable fuels must be used each year in the United States by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

Recently, the United States Environmental Protection Agency allowed the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. The fact that E15 is not approved for use in all vehicles may negatively impact the availability of E15. However, there are still regulatory hurdles that need to be addressed before management believes E15 will be readily available in the market. In addition to the regulatory issues, new infrastructure is needed in order to make E15 readily available to consumers. These infrastructure improvements are expensive. Therefore, some gasoline retailers may refuse to make E15 available due to the cost of implementing E15. Further, the EPA is requiring a label for E15 that management believes may discourage consumers from using E15. As a result of these obstacles to the implementation of E15, management believes that the limited approval of E15 may not have an immediate impact on ethanol demand in the United States.

In addition to the RFS, the ethanol industry is benefited by the Volumetric Ethanol Excise Tax Credit ("VEETC"). VEETC provides a volumetric ethanol excise tax credit of 4.5 cents per gallon of gasoline that contains at least 10% ethanol (total credit of 45 cents per gallon of ethanol blended which is 4.5 divided by the 10% blend). In 2010, VEETC was renewed until December 31, 2011, however, management anticipates it will not be renewed again. Management believes that the elimination of VEETC will not have a significant effect on prices and demand for ethanol as most of the benefit from VEETC is received by gasoline blenders. Management believes that due to the RFS, demand for ethanol will continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011. However, if the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC will be more substantial. Further, certain states have requested waivers from the RFS program which would limit the amount of the mandated use of biofuels. Management does not believe that any waivers will be granted. However, if a change in administration were to occur, a waiver of the RFS might be a possibility.

The USDA announced that it will provide financial assistance to help implement more "blender pumps" in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pump accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009 and increasing incrementally to 25% renewable fuels by 2019. This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This legislation could increase local demand for ethanol and may increase the local price for ethanol. In 2011, the Iowa legislature increased the E85 tax credit to 18 cents per gallon, created an E15 tax credit of 3 cents per gallon and waived the misfueling liability for retailers. These changes were intended to encourage the use of higher level blends of ethanol in Iowa.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration (“OSHA”). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended October 31, 2011, we incurred costs and expenses of approximately $259,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In late 2009, California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in green house gases which is measured using a lifecycle analysis, similar to RFS2. Management believes that this lifecycle analysis is based on unsound scientific principles that unfairly harms corn based ethanol. Management believes that these new regulations could preclude corn based ethanol from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. Currently, several lawsuits have been filed challenging the California LCFS.

United States ethanol production is benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. In 2010, the 54 cent per gallon tariff was extended until December 31, 2011, however, management believes the tariff will not be renewed past December 31, 2011. Management believes that in the short-term, since the United States is a net exporter of ethanol, including ethanol exports to Brazil, the second largest ethanol producer in the world, the expiration of the tariff will not have a significant impact on the United States ethanol industry. However, if other countries are able to increase their ethanol production, the expiration of the tariff may result in increased competition from foreign ethanol producers.

Employees

As of October 31, 2011, we had 46 full-time employees and no part time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2011, 2010 and 2009 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer who decides where our products are marketed and we have no control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. Currently, a significant amount of distiller grains are exported to Mexico, Canada and China and the United States ethanol industry has recently experienced increased exports of ethanol to Canada, Europe and Brazil. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Our profitability is dependent on a positive spread between the price we receive for our products and the raw material costs required to produce our products. Practically all of our revenue is derived from the sale of our ethanol, distiller grains and corn oil. Our primary raw material costs are related to corn costs and natural gas costs. Our profitability depends on a positive spread between the market price of the ethanol, distiller grains and corn oil we produce and the raw material costs related to these products. While ethanol, distiller grains and corn oil prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices of our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the ethanol plant. In the event the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may fail which could negatively impact the value of our units.

Declines in the price of ethanol, distiller grains or corn oil would reduce our revenues. The sales prices of ethanol distiller grains and corn oil can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol, distiller grains and corn oil and the price we pay for corn and natural gas. Any lowering of ethanol, distiller grains or corn oil prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol, distiller grains and corn oil to continue to be volatile in our 2012 fiscal year as a result of the net effect of changes in the price of gasoline and corn prices and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol, distiller grains or corn oil will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

If the RFS is eliminated or reduced, it could negatively impact the price of and demand for ethanol which could negatively impact our profitability. The ethanol industry is benefited by the ethanol use requirement in the Federal Renewable Fuels Standard (RFS). The RFS requires that 15.2 billion gallons of renewable fuels are used in the United States in 2012, including 13.2 billion gallons which can be met by corn based ethanol. Recently, there have been various pieces of legislation introduced which would decrease or eliminate the RFS. While these pieces of legislation have not been enacted into law and many believe would not pass both houses of Congress, the composition of Congress may change in the future and the RFS could be eliminated. If this were to occur, it could negatively impact demand for ethanol and may lead to significant decreases in the market price of ethanol which could negatively impact our ability to profitably operate the ethanol plant.

If the Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expires on December 31, 2011, it could negatively impact our profitability. The ethanol industry is benefited by VEETC which is a federal excise tax credit of 4.5 cents per gallon of ethanol blended with gasoline at a rate of at least 10%. This excise tax credit is set to expire on December 31, 2011 and management expects it will not be renewed. Management believes that VEETC positively impacts the price of ethanol. If VEETC is allowed to expire, it could negatively impact the price we receive for our ethanol and could negatively impact our profitability.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, along with sales of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices or relatively lower ethanol prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase or ethanol prices decrease. During the end of our 2008 fiscal year and the beginning of our 2009 fiscal year, we were required to use a significant amount of cash to make margin calls required by our commodities broker as a result of the significant decrease in corn prices and the resulting unrealized and realized losses we experienced on our hedging activities beginning in July 2008. Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices change significantly.

Price movements in corn, natural gas and ethanol contracts are highly volatile and are influenced by many factors that are beyond our control.  There are several variables that could affect the extent to which our derivative instruments are impacted by price fluctuations in the cost of corn, natural gas or ethanol.  We may incur such costs and they may be significant which could impact our ability to profitably operate the plant and may reduce the value of our units.

Our business is not diversified.  Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distiller grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

If RPMG, which markets all of our products, fails, it may negatively impact our ability to profitably operate the ethanol plant. All of our ethanol, distiller grains and corn oil are marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market all of our products, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate the ethanol plant. If we are unable to sell all of our ethanol, distiller grains and corn oil at prices that allow us to operate profitably, it may decrease the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a $35 million credit facility with Farm Credit. Our credit agreements with Farm Credit include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Farm Credit could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

Our operations may be negatively impacted by natural disasters, severe weather conditions, and other unforeseen plant shutdowns which can negatively impact our operations. Our operations may be negatively impacted by events outside of our control such as natural disasters, severe weather, strikes, train derailments and other unforeseen events which may negatively impact our operations. If we experience any of these unforeseen circumstances which negatively impact our operations, it may affect our cash flow and negatively impact the value of our business.

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

If exports to Europe are decreased due to the recent European anti-dumping investigation, it may negatively impact ethanol prices in the United States. The European Union recently commenced an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. The purpose of the investigation is to determine whether the European Union will impose a tariff on ethanol which is produced in the United States and exported to Europe. Currently, the United States ethanol industry exports a significant amount of ethanol to Europe. If exports of ethanol to Europe decrease as a result of this anti-dumping investigation, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 135 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.5 billion gallons. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry is approaching this blending wall or the blending wall has already been reached. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA approved the use of E15 for standard vehicles produced in the model year 2001 and later. However, the fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably. This could reduce or eliminate the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard (LCFS). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these new regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS has recently been delayed and is being challenged legally, any decrease in ethanol demand as a result of these regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 5, 2011, there are 209 ethanol plants in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year. In addition, there are 7 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 261 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 4% of the ethanol production capacity in the United States was idled as of December 5, 2011. Further, ethanol demand may not increase past approximately 13 billion gallons of ethanol due to the blending wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles. While the United States is currently exporting ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs. This could negatively affect our profitability.

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

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the future which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol production and tax incentives, including the RFS and VEETC. The RFS helps support a market for ethanol that might disappear without this incentive; as such, waiver of RFS minimum levels of renewable fuels required in gasoline could negatively impact our results of operations. Recently, certain members of Congress have introduced legislation to reduce or eliminate the RFS. If these pieces of legislation are passed and become law, it could significantly decrease demand for and the price of ethanol in the United States. Further, certain states have requested waivers which could allow them to avoid complying with the RFS. A waiver of the RFS could have a significant and negative impact on ethanol demand and prices.

In addition, the ethanol industry is benefited by the VEETC tax credit. VEETC is scheduled to expire on December 31, 2011. Management does not expect that VEETC will be renewed. The loss of VEETC may have a negative impact on demand for ethanol which may result in lower market ethanol prices. While management believes that a market for ethanol will continue as a result of the RFS, losing VEETC may reduce demand for ethanol and negatively impact ethanol prices.

As with VEETC, the United States' tariff on foreign ethanol is scheduled to expire on December 31, 2011. Management believes that this tariff will not be renewed. This could result in increased importation of ethanol produced in other countries, especially in areas of the United States that are easily accessible by international shipping ports. Any increase in ethanol imports could negatively impact domestic ethanol prices and demand.

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

Carbon dioxide regulations may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. Carbon dioxide and other green house gases are regulated as air pollutants under the Clean Air Act. While we currently have all permits necessary under the Clean Air Act to operate the plant, these regulations may change in the future which could require us to apply for additional permits or install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 124-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year.

All of our tangible and intangible property, real and personal, serves as the collateral for our senior credit facility with Farm Credit. Our senior credit facility is discussed in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.     (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

There is no public trading market for our Class A or Class B membership units. We have created a qualified online matching service ("QMS") in order to facilitate trading of our units. The QMS consists of an electronic bulletin board that provides information to prospective sellers and buyers of our units. We do not receive any compensation for creating or maintaining the QMS. We do not become involved in any purchase or sale negotiations arising from the QMS. In advertising the QMS, we do not characterize the Company as being a broker or dealer or an exchange. We do not give advice regarding the merits or shortcomings of any particular transaction. We do not receive, transfer or hold funds or securities as an incident of operating the QMS. We do not use the QMS to offer to buy or sell securities other than in compliance with the securities laws, including any applicable registration requirements. We have no role in effecting the transactions beyond approval, as required under our operating agreement, and the issuance of new certificates. So long as we remain a publicly reporting company, information about the Company will be publicly available through the SEC's filing system. However, if at any time we cease to be a publicly reporting company, we anticipate continuing to make information about the Company publicly available on our website in order to continue operating the QMS.

As of December 23, 2011, there were approximately 815 holders of record of our Class A units and approximately 50 holders of record of our Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2010 1st	$3.20	$3.20	$3.07	15,000
2010 2nd	2.75	3.50	3.09	62,000
2010 3rd	3.10	3.15	3.14	14,000
2010 4th	2.50	2.50	2.50	10,000
2011 1st	2.30	2.70	2.53	36,500
2011 2nd	0.25	3.50	2.46	69,000
2011 3rd	2.90	2.90	2.90	10,000
2011 4th	2.20	3.00	2.55	61,334

The following tables contain the bid and asked prices that were posted on the QMS bulletin board and includes some transactions that were not completed. We believe the table above more accurately describes the trading value of our units as the bid and asked prices below include some offers that never resulted in completed transactions. The information was compiled by reviewing postings that were made on the QMS bulletin board.

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2010 1st	$2.75	$3.50	$3.12	44,000
2010 2nd	2.95	3.50	3.41	181,000
2010 3rd	3.10	3.25	3.20	54,000
2010 4th	2.70	3.50	3.39	116,500
2011 1st	2.70	2.75	2.71	18,000
2011 2nd	3.25	4.50	3.44	163,500
2011 3rd	2.80	3.00	2.92	26,000
2011 4th	2.75	2.95	2.92	25,334

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2010 1st	$—	$—	$—	None
2010 2nd	3.25	3.25	3.25	10,000
2010 3rd	—	—	—	None
2010 4th	—	—	—	None
2011 1st	2.50	2.80	2.65	20,000
2011 2nd	—	—	—	None
2011 3rd	2.50	2.50	2.50	5,000
2011 4th	2.00	2.50	2.14	70,000

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

DISTRIBUTIONS

Operating distributions to our unit holders are in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. We may only make distributions to our members in an amount that does not exceed 60% of our net income for the prior fiscal year provided that we are not in default of our credit agreements and the payment of the distribution would not cause us to default on our credit agreements. During our 2011 fiscal year, we made one distribution to our members. We declared a distribution of $0.25 per unit for members of record as of December 15, 2010 that was paid in January 2011. Following the end of our 2011 fiscal year, we declared a distribution of $0.65 per unit for members of record as of November 15, 2011 which was paid on December 23, 2011.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2006, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2006. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2006
2007
2008
2009
2010
2011

ASSUMES $100 INVESTED ON NOV. 01, 2006
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 31, 2011

Company/Market/Peer Group	10/31/2006	10/31/2007	10/31/2008	10/31/2009	10/31/2010	10/31/2011
Golden Grain Energy, LLC	$100.00	$78.69	$59.46	$53.39	$55.17	$53.16
NASDAQ Index	$100.00	$121.61	$73.76	$88.57	$109.58	$118.46
SIC Code Index	$100.00	$130.39	$71.92	$92.84	$117.24	$187.10

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected consolidated balance sheet financial data as of October 31, 2009, 2008 and 2007 and the selected consolidated income statement data and other financial data for the years ended October 31, 2008 and 2007 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected consolidated balance sheet financial data as of October 31, 2011 and 2010 and the selected consolidated income statement data and other financial data for each of the years in the three year period ended October 31, 2011 have been derived from the audited Consolidated Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2011	2010	2009	2008	2007
Revenues	$324,927,805	$208,461,685	$198,631,396	$278,702,939	$155,376,419
Cost Goods Sold	301,052,197	190,653,662	191,044,396	257,715,593	131,504,098
Gross Profit	23,875,608	17,808,023	7,587,000	20,987,346	23,872,321
Operating Expenses	2,524,830	2,223,716	1,641,701	2,477,857	2,546,689
Impairment Loss	—	—	2,400,000	—	—
Operating Income	21,350,778	15,584,307	3,545,299	18,509,489	21,325,632
Other Income (Expense)	5,474,218	1,336,652	(1,925,893)	(613,913)	(995,507)
Net Loss Attributable to Non-Controlling Interest	—	—	600,000	—	—
Net Income	$26,824,996	$16,920,959	$2,219,406	$17,895,576	$20,330,125
Weighted Average Units Outstanding	24,460,000	27,326,667	26,485,771	24,460,000	24,460,000
Net Income Per Unit	$1.10	$0.62	$0.08	$0.73	$0.83
Cash Distributions per Unit	$0.25	$—	$—	$0.65	$1.00

Balance Sheet Data:	2011	2010	2009	2008	2007
Current Assets	$23,749,370	$21,934,185	$16,229,819	$14,264,258	$11,523,935
Net Property and Equipment	72,557,819	80,314,240	87,448,240	96,258,995	95,086,267
Other Assets	24,096,284	20,460,582	17,178,331	16,353,987	14,818,459
Total Assets	120,403,473	122,709,007	120,856,390	126,877,240	121,428,661
Current Liabilities	6,738,602	9,216,092	8,884,890	15,446,792	10,263,239
Long-Term Debt	2,069,240	22,607,280	32,818,635	38,148,845	40,480,395
Non-Controlling Interest	—	—	—	600,000	—
Members' Equity	111,595,631	90,885,635	79,152,865	72,681,603	70,685,027
Book Value Per Unit	4.56	3.72	2.75	2.97	2.89

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2011 and 2010

The following table shows the results of our operations for the fiscal years ended October 31, 2011 and 2010:

	2011		2010
Income Statement Data	Amount	%	Amount	%
Revenue	$324,927,805	100.0	$208,461,685	100.0
Cost of Goods Sold	301,052,197	92.7	190,653,662	91.5
Gross Profit	23,875,608	7.3	17,808,023	8.5
Operating Expenses	2,524,830	0.8	2,223,716	1.1
Operating Income	21,350,778	6.6	15,584,307	7.5
Other Income	5,474,218	1.7	1,336,652	0.6
Net Income	$26,824,996	8.3	$16,920,959	8.1

Revenue. Our total revenue was higher for our 2011 fiscal year compared to our 2010 fiscal year, primarily due to increased market prices for ethanol, distiller grains and corn oil. In addition to the higher prices for our products, we experienced an increase in our total production of ethanol and corn oil during our 2011 fiscal year compared to our 2010 fiscal year. For our 2011 fiscal year, ethanol sales accounted for approximately 82% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue. For our 2010 fiscal year, ethanol sales accounted for approximately 85% of our total revenue, distiller grains sales accounted for approximately 14% of our total revenue, and corn oil sales accounted for approximately 1% of our total revenue.

Our revenue from sales of ethanol increased during our 2011 fiscal year compared to our 2010 fiscal year due to higher ethanol prices and increased sales of ethanol. The average price we received for our ethanol increased by approximately 44% for our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in the average price we received for our ethanol during our 2011 fiscal year with higher corn and energy prices and increased demand for ethanol. Management believes that ethanol demand increased due to the annual increase in the Renewable Fuels Standard (RFS) along with increased ethanol exports to Europe, Canada and Brazil which positively impacted ethanol demand during our 2011 fiscal year. Management anticipates that ethanol prices will remain steady during our 2012 fiscal year due to stable export demand and an increase in the RFS from 12.6 billion gallons in 2011 to 13.2 billion gallons of renewable fuels in 2012. However, ethanol exports may be hurt by the European Union's recent ethanol dumping investigation. While management does not expect this investigation will have a material impact on ethanol exports, it could decrease demand for ethanol produced in the United States which could result in decreased ethanol prices.

In addition to the increase in ethanol prices, we sold approximately 6% more gallons of ethanol during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in the amount of ethanol we sold during our 2011 fiscal year with increased production by the ethanol plant. We produced more ethanol during our 2011 fiscal year compared to our 2010 fiscal year because of improved ethanol conversion rates due to the fact that the corn that was harvested in the fall of 2010 and used during our 2011 fiscal year was of better quality than during our 2010 fiscal year. Management anticipates that ethanol production in our 2012 fiscal year will be comparable during the first half of our 2011 fiscal year and then will increase slightly during the second half of our 2012 fiscal year as we anticipate constructing an additional fermenter at the plant during our 2012 fiscal year. Management anticipates that an additional fermenter will increase our ethanol production capacity.

Our revenue from sales of distiller grains increased during our 2011 fiscal year compared to our 2010 fiscal year primarily due to higher market prices for distiller grains during our 2011 fiscal year. The average price we received for our dried distiller grains increased by approximately 74% during our 2011 fiscal year compared to our 2010 fiscal year. The average price we received for our modified/wet distiller grains increased by approximately 90% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in the average price we received for our distiller grains during our 2011 fiscal year with higher corn prices and increased demand for distiller grains. Distiller grains prices are typically positively impacted by increases in corn prices as distiller grains are primarily used as an animal feed substitute for corn. Decreased demand from China due to the recent anti-dumping investigation has not impacted the distiller grains market as much as initially expected due to higher corn prices and increased demand from domestic users as well as exports to Mexico which have more than offset the decreased demand from China. Management anticipates that distiller grains prices will continue to follow corn prices during our 2012 fiscal year, with distiller grains trading closer to the price of corn during the winter months and selling at a greater discount compared to corn during the summer months.

We sold a comparable amount of distiller grains during our 2011 fiscal year compared to our 2010 fiscal year. Despite the increase in ethanol production that we experienced during our 2011 fiscal year compared to our 2010 fiscal year, which typically results in increased production of distiller grains, we extracted more corn oil from our distiller grains during our 2011 fiscal year which decreased our total tons of distiller grains produced. Management anticipates that distiller grains production will be comparable in our 2012 fiscal year to our 2011 fiscal year. However, the total tons of distiller grains may decrease slightly as we continue to extract more corn oil from our distiller grains.

Our revenue from sales of corn oil increased during our 2011 fiscal year compared to our 2010 fiscal year primarily due to increased market prices of corn oil and increased production of corn oil during our 2011 fiscal year. The average price we received for our corn oil increased by approximately 58% during our 2011 fiscal year compared to our 2010 fiscal year. Management attributes this increase in the average price we received for our corn oil with higher corn prices and increased corn oil demand. Corn oil is typically used as an animal feed supplement and as the feedstock to produce biodiesel. Management anticipates that corn oil prices will decrease during our 2012 fiscal year because of the anticipated loss of the biodiesel blenders' credit, which could result in excess corn oil supply during our 2012 fiscal year.

In addition to the higher price we received for our corn oil, we also sold approximately 105% more pounds of corn oil during our 2011 fiscal year compared to our 2010 fiscal year. Management anticipates that our corn oil production during our 2012 fiscal year will be consistent with the second half of our 2011 fiscal year. We were continuing to improve the efficiency of our corn oil extraction equipment during the first half of our 2011 fiscal year which resulted in increased corn oil production rates during the second half of our 2011 fiscal year.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $12.6 million for our 2011 fiscal year. For our 2010 fiscal year, we had a combined realized and unrealized loss on our ethanol derivative instrument positions of approximately $6.7 million. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 77% during our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in corn costs with higher market corn prices. Our average cost per bushel of corn during our 2011 fiscal year was approximately 77% higher than during the same period of 2010. Management believes that the higher corn prices during our 2011 fiscal year compared to the same period of 2010 were the result of lower ending stocks of corn in the fall of 2010 and increased export demand for corn. However, corn prices have decreased from the highs experienced at the end of September 2011. Management believes that concerns regarding the state of the world economy and increased world supply of feed grains have led to the recent declines in corn prices. Management anticipates that corn prices will decrease during our 2012 fiscal year as a result of the expiration of the VEETC tax incentive. Further, management believes that corn prices will fall in relation to ethanol during our 2012 fiscal year.

Our corn consumption was comparable during our 2011 fiscal year and the same period of 2010, even though we increased our production of ethanol during our 2011 fiscal year compared to the same period of 2010. Ethanol conversion rates were better in 2011 compared to 2010 because of the quality of the corn that was harvested in 2010 and used during our 2011 fiscal year compared to the 2009 harvest. We also made slight modifications to the production process which resulted in improved ethanol conversion rates. Management anticipates that our conversion rates will be comparable during the first half of our 2012 fiscal year to our 2011 fiscal year, however, management anticipates that conversion rates will improve in the second half of our 2012 fiscal year due to our anticipated construction of an additional fermenter. Management anticipates that total corn consumption will increase slightly during the second half or our 2012 fiscal year due to the anticipated construction of the additional fermenter and resulting increases in production.

Our total cost of goods sold related to natural gas costs decreased by approximately 6% during our 2011 fiscal year compared to the same period of 2010. The average price we paid per MMBtu of natural gas decreased by approximately 10% for our 2011 fiscal year compared to the same period of 2010. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or if there are large increases in natural gas demand during our 2012 fiscal year. The government has issued one permit and may issue several other permits to natural gas LNG receiving ports allowing them to export natural gas. Should exports become a significant portion of the natural gas market, the price of domestically produced natural gas may increase. Our natural gas consumption was approximately 4% higher during our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in natural gas consumption with increased ethanol production and above average heat during the third quarter of 2011 which caused us to operate extra equipment to maintain a correct temperature balance in the ethanol facility.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $12.1 million during our 2011 fiscal year. For our 2010 fiscal year, our derivative instrument positions resulted in a combined realized and unrealized gain of approximately $0.8 million. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur. As corn and natural gas fluctuate, the value of our derivative instruments are recognized in cost of goods sold.

Operating Expenses. Our operating expenses were higher for our 2011 fiscal year compared to the same period of 2010 due primarily to increases in personnel expenses and higher dues and subscriptions related to various industry groups with which we are involved.

Other Income (Expense). We had less interest income during our 2011 fiscal year compared to the same period of 2010 because all of our extra cash was used to pay down our revolving lines of credit with our primary lender. In addition, our interest expense decreased during our 2011 fiscal year compared to the same period of 2010 because the interest rate on our long-term loans decreased when we refinanced with Farm Credit. We also had less debt outstanding during our 2011 fiscal year compared to the same period of 2010 which decreased our interest expense. We had a loss of approximately $1.3 million related to our debt refinancing during our third quarter of 2010 which increased our other expense during that period. Our equity in the net income of our investments increased during our 2011 fiscal year compared to the same period of 2010 due primarily to strong returns for the ethanol companies in which we are invested.

Comparison of Fiscal Years Ended October 31, 2010 and 2009

	2010		2009
Income Statement Data	Amount	%	Amount	%
Revenues	$208,461,685	100.0	$198,631,396	100.0
Cost of Goods Sold	190,653,662	91.5	191,044,396	96.2
Gross Profit	17,808,023	8.5	7,587,000	3.8
Operating Expenses	2,223,716	1.1	1,641,701	0.8
Impairment Loss	—	—	2,400,000	1.2
Operating Income	15,584,307	7.5	3,545,299	1.8
Other Income (Expense)	1,336,652	0.6	(1,925,893)	(1.0)
Net Income	16,920,959	8.1	1,619,406	0.8
Net Loss Attributable to Non-Controlling Interest	—	—	600,000	0.3
Net Income Attributable to Golden Grain Energy	$16,920,959	8.1	$2,219,406	1.1

Revenue. During our 2010 fiscal year, our total revenue increased compared to our 2009 fiscal year. Management attributes this increase in total revenue primarily with an increase in the average price we received per gallon of ethanol sold during our 2010 fiscal year. We also sold more distiller grains and corn oil during our 2010 fiscal year compared to our 2009 fiscal year. The average price we received per pound of corn oil sold was also higher during the 2010 period compared to the 2009 period. However, our revenues were offset by a decrease of approximately $6,695,000 from an unrealized and realized loss on derivatives associated with the sale of ethanol. In 2009, derivatives from ethanol had no impact on revenues. For our 2010 fiscal year, ethanol sales accounted for approximately 85% of our total revenue, distiller grains sales accounted for approximately 14% of our total revenue and corn oil sales accounted for approximately 1% of our total revenue. For our 2009 fiscal year, ethanol sales accounted for approximately 83% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for less than 1% of our total revenue.

The total gallons of ethanol that we sold during our 2010 fiscal year was approximately 1% less than during our 2009 fiscal year. Management attributes this decrease in ethanol sales with the fact that we were shipping more of our ethanol in unit trains during our 2010 fiscal year than during our 2009 fiscal year. This reduced our shipping costs associated with our ethanol, however, it also resulted in us maintaining more ethanol in inventory until we could fill the unit trains and ship our finished products to our customers. Our total ethanol production during our 2010 fiscal year was approximately 1% higher compared to our 2009 fiscal year. During January 2009, we reduced production of ethanol at our plant in order to perform cleaning and maintenance and to avoid unfavorable operating conditions in the ethanol industry. This reduced our total ethanol production during our 2009 fiscal year. Offsetting the decrease in the number of gallons of ethanol we sold in our 2010 fiscal year was an increase in the average price we received per gallon of ethanol sold during our 2010 fiscal year compared to our 2009 fiscal year of approximately 12%. Management attributes this increase in the average price we received per gallon of ethanol sold with higher corn prices and increased ethanol exports during our 2010 fiscal year. These increases in ethanol exports and corn prices mostly occurred during our fourth quarter of 2010.

During our 2010 fiscal year, we experienced a shift in the mix of distiller grains we sold in the form of dried distiller grains versus modified/wet distiller grains compared to previous years. During our 2010 fiscal year, we sold approximately 95% of our total distiller grains in the dried form and approximately 5% of our total distiller grains in the modified/wet form. During our 2009 fiscal year, we sold approximately 90% of our total distiller grains in the dried form and approximately 10% of our total distiller grains in the modified/wet form. Management attributes this shift in the mix of our distiller grains sales with an increase in export demand for distiller grains during our 2010 fiscal year compared to our 2009 fiscal year.

We sold approximately 11% more tons of dried distiller grains during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in dried distiller grains sales with increased production of ethanol during the 2010 fiscal year and more distiller grains exports compared to our 2009 fiscal year. As we produce more ethanol, the total tons of distiller grains that we produce also increases. Offsetting the increase in dried distiller grains sales was a decrease of approximately 16% in the average price we received per ton of dried distiller grains sold during our 2010 fiscal year compared to our 2009 fiscal year. During our 2009 fiscal year, uncertainty existed regarding the supply of distiller grains in the market due to the fact that many ethanol producers were reducing production during late 2008 and early 2009. Management believes this resulted in higher distiller grains prices due to increasing demand and lower supplies during our 2009 fiscal year. Further, management believes that distiller grains prices lag behind corn prices. As a result, distiller grains prices during our 2010 fiscal year may not have fully benefited from increases in corn prices that we experienced in the second half of our 2010 fiscal year.

As a result of the increased export demand for distiller grains discussed above, we sold approximately 47% fewer tons of modified/wet distiller grains during our 2010 fiscal year compared to our 2009 fiscal year. In addition to the decrease in modified/wet distiller grains sold, the average price we received per ton of modified/wet distiller grains sold decreased by approximately 20% during our 2010 fiscal year compared to our 2009 fiscal year.

During our 2009 fiscal year, we installed equipment that allowed us to remove some of the corn oil that is contained in our distiller grains and sell the corn oil separately from the distiller grains. This was a new revenue source for us during our 2009 fiscal year. During our 2010 fiscal year, the total pounds of corn oil we sold increased by approximately 13% compared to our 2009 fiscal year. We produced more corn oil during our 2010 fiscal year compared to our 2009 fiscal year due to increased operation of the corn oil extraction equipment. We had more down-time for our corn oil extraction equipment during our 2009 fiscal year compared to our 2010 fiscal year due to reliability issues with our corn oil extraction equipment. In addition to our increased sales of corn oil, the average price we received per pound of corn oil sold during our 2010 fiscal year was approximately 27% greater compared to our 2009 fiscal year. Management attributes this increase in corn oil prices with increased use of corn oil in biodiesel and animal feed.

Cost of Goods Sold. Our largest cost associated with the production of ethanol, distiller grains and corn oil is corn costs. The total amount we paid for corn during our 2010 fiscal year was approximately 0.1% lower than the amount we paid during our 2009 fiscal year. The total bushels of corn that we purchased during our 2010 fiscal year was approximately 2% greater compared to our 2009 fiscal year. This increase in corn purchases was due to our increased ethanol, distiller grains and corn oil production during our 2010 fiscal year compared to our 2009 fiscal year. Offsetting this increase in the total bushels of corn we purchased was a decrease in our average cost per bushel of corn of approximately 2% for our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this decrease in our average cost per bushel of corn during 2010 with unfavorable derivative instrument positions that we had in place during the beginning of our 2009 fiscal year which increased our corn costs during that time period.

Our total cost of goods sold attributed to natural gas decreased during our 2010 fiscal year compared to our 2009 fiscal year, primarily due to a decrease in our average cost per MMBtu of natural gas during our 2010 fiscal year compared to our 2009 fiscal year. Our average cost per MMBtu of natural gas during our 2010 fiscal year was approximately 5% lower compared to our 2009 fiscal year. Management attributes this decrease in our natural gas costs with lower market natural gas prices due to increased natural gas supplies and relatively stable natural gas demand. Partially offsetting this decrease in our average cost per MMBtu of natural gas was an increase in our natural gas consumption during our 2010 fiscal year compared to our 2009 fiscal year. We consumed approximately 3% more natural gas during our 2010 fiscal year compared to our 2009 fiscal year. This increase in natural gas consumption was due to our increased production of distiller grains in the dried form compared to the modified/wet form during our 2010 fiscal year. As we produce more dried distiller grains, our natural gas consumption increases because we use natural gas to fire our distiller grains dryers.

Realized and unrealized gains and losses related to our corn and natural gas derivative instruments resulted in a decrease of approximately $363,000 in our cost of goods sold for our 2010 fiscal year compared to an increase of approximately $181,000 in our cost of goods sold for our 2009 fiscal year.

Operating Expenses. Our operating expenses increased during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase in operating expenses to increased personnel costs due to the fact that we included the salary of our Chief Operating Officer in our operating expenses during our 2010 fiscal year since the position was performing more of an administrative role in our operations. Prior to our 2010 fiscal year, personnel costs associated with this position were included in our cost of goods sold. In addition, we paid a larger bonus during our 2010 fiscal year compared to our 2009 fiscal year. We also had increased expenses related to our insurance costs and our promotional costs during our 2010 fiscal year compared to our 2009 fiscal year.

Impairment Loss.    We had an impairment loss of $2.4 million during our 2009 fiscal year. This impairment loss was related to the fact that the COBS project was idled during our 2009 fiscal year due to uncertainty related to the viability of the project. As a result, we reduced the value of COBS on our financial statements to $0 during our 2009 fiscal year. The impairment loss represented the total investment by us and the other equity owners of COBS in the project. Since we accounted for COBS as a subsidiary, we included the entire value of the investment in COBS in our financial statements and we offset the impairment loss of $2.4 million with the $600,000 non-controlling interest in COBS. This $600,000 represented the other COBS owners' investment in the project. The net effect on our financial statements was a loss of $1.8 million. We did not have an impairment loss during our 2010 fiscal year.

Other Income (Expense). We had other income during our 2010 fiscal year compared to other expense during our 2009 fiscal year. We had more interest income during our 2010 fiscal year compared to our 2009 fiscal year due to having more cash on hand during the 2010 period. Our interest expense decreased significantly during our 2010 fiscal year compared to our 2009 fiscal year due to our continuing retirement of our long-term debt and our debt refinancing during our 2010 fiscal year that resulted in a lower interest rate that accrues on our credit facilities. We had an approximately $1.3 million loss which was included in our 2010 fiscal year due to a prepayment penalty that we paid Home Federal Savings Bank in order to refinance our debt with Farm Credit. Further, we had significantly more earnings recognized from our investments during our 2010 fiscal year compared to our 2009 fiscal year. Management attributes this increase with improved operating conditions in the ethanol industry which has positively impacted many of our investments.

Changes in Financial Condition for the fiscal years ended Ended October 31, 2011 and 2010

Current Assets. Our accounts receivable was higher at October 31, 2011 compared to October 31, 2010 because of an increase in the market price of ethanol, distiller grains and corn oil which increased the total value of our accounts receivable. We had accounts receivable outstanding for a comparable amount of ethanol, distiller grains and corn oil at October 31, 2011 and October 31, 2010. The amount that we had due from our commodities broker decreased significantly at October 31, 2011 compared to October 31, 2010 due to the fact that we had less unrealized losses on our derivative instrument positions at October 31, 2011 compared to October 31, 2010. Having less unrealized losses at October 31, 2011 allowed us to maintain less cash in our margin account with our commodities broker. The value of our inventory was lower at October 31, 2011 compared to October 31, 2010 because we had less gallons of ethanol in inventory at October 31, 2011 due to the timing of a unit train shipment at the end of our 2011 fiscal year.

Property and Equipment. The value of our plant and process equipment was higher at October 31, 2011 compared to October 31, 2010 because of our centrifuge replacement project. This project was nearly complete at October 31, 2011 which resulted in us moving a significant amount of our construction in progress into our plant and process equipment. We still have approximately $205,000 in construction in progress at October 31, 2011 related to several smaller maintenance and repair projects that were in progress as of October 31, 2011. The net value of our property and equipment was lower at October 31, 2011 compared to October 31, 2010 primarily due to depreciation.

Other Assets. Our other assets were higher at October 31, 2011 compared to October 31, 2010 due mainly to the income we realized during our 2011 fiscal year from our various investments. The value of our grant receivable was lower at October 31, 2011 compared to October 31, 2010 due to the payments we received on our Cerro Gordo grant during our first and third quarters of 2011.

Current Liabilities. We had no checks outstanding in excess of our bank balance as of October 31, 2011 compared to approximately $359,000 at October 31, 2010. Outstanding checks in excess of our bank balance represents any checks that we have issued which have not yet been cashed which exceed the cash we have in our bank account. Checks that we issue in excess of cash we have on hand are paid from our revolving lines of credit and any cash that we generate is used to pay down our lines of credit with our primary lender. Our current portion of long-term debt was lower at October 31, 2011 compared to October 31, 2010 because we repaid the no interest loan we had outstanding with the Iowa Department of Economic Development in December 2010. Our accounts payable was higher at October 31, 2011 compared to October 31, 2010 due primarily to higher corn prices which increases the total amount that we have due to our corn suppliers. The liability associated with our derivative instruments was lower at October 31, 2011 compared to October 31, 2010 because we had less derivative instrument positions outstanding at October 31, 2011 compared to October 31, 2010.

Long-term Liabilities. The amount of our deferred compensation was higher at October 31, 2011 compared to October 31, 2010 due to an increase in the value of our phantom units that are issued to certain of our senior managers. The phantom units are not actual equity interests in the Company but are designed to compensate our senior management based on the financial success of the Company. We also had more phantom units outstanding and vested as of October 31, 2011 compared to October 31, 2010. We repaid all of our lines of credit with Farm Credit during our 2011 fiscal year. The amount of our deferred revenue was lower at October 31, 2011 compared to October 31, 2010 due to ongoing amortization of our tax increment financing awards.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of October 31, 2011, we had approximately $27.5 million available pursuant to our variable line of credit and $5.0 million available pursuant to our seasonal line of credit.

We do not currently anticipate seeking additional equity or debt financing in the near term. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We anticipate using cash from our operations to construct an additional fermenter. We do not currently anticipate any purchases of property and equipment that would require us to secure additional capital in the next 12 months. Management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require capital expenditures.

The following table shows our cash flows for the fiscal years ended October 31, 2011 and 2010:

	Fiscal Year Ended October 31,
	2011	2010
Net cash provided by operating activities	$28,033,401	$19,409,522
Net cash (used in) investing activities	(1,562,514)	(2,068,835)
Net cash (used in) financing activities	(26,105,185)	(17,221,301)

Cash Flow From Operations

Our cash flows from operations for our 2011 fiscal year were higher than during our 2010 fiscal year primarily due to a significant increase in our net income during the 2011 period. We were also required to have less cash on hand with our commodities broker during the 2011 period which positively impacted our cash flow.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2011 fiscal year due to our centrifuge project, which was completed during our 2011 fiscal year and substantially paid during our 2010 fiscal year.

Cash Flow From Financing Activities.

We used more cash for our financing activities during our 2011 fiscal year compared to our 2010 fiscal year primarily due to increased payments on our long-term debt and a distribution we paid during our 2011 fiscal year to our members. During our 2010 fiscal year, we refinanced our long-term debt with Farm Credit and we redeemed certain redeemable membership units we issued in a private placement offering in 2009.

The following table shows cash flows for the fiscal years ended October 31, 2010 and 2009:

	Fiscal Year Ended October 31,
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

Short-Term and Long-Term Debt Sources

On July 23, 2010, we entered into a new comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively "Farm Credit"). The total face amount of this new comprehensive credit facility is $32.5 million which is split among two separate loans: (i) a $27.5 million variable line of credit with a maturity date of February 1, 2017; and (ii) a $5 million seasonal line of credit with a maturity date of August 1, 2012. In exchange for this new comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. On July 13, 2011, we executed and delivered amended loan agreements with Farm Credit in order to extend the maturity date of our seasonal line of credit until August 1, 2012.

Variable Line of Credit

We have a long-term revolving line of credit with a total principal amount of $27.5 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of October 31, 2011, we had $0 outstanding on this loan and $27.5 million available to be drawn. If we had a balance on this line of credit, interest would accrued at a rate of 3.39% per year.

Seasonal Line of Credit

The maturity date of this seasonal line of credit is August 1, 2012. Interest on this loan accrues at 2.9% above the One-

Month LIBOR. The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We agreed to pay an annual fee of 0.3% of the unused portion of this loan. As of October 31, 2011, we had $0 outstanding on this loan and $5.0 million available to be drawn. If we had a balance on this line of credit, interest would accrue at a rate of 3.11% per year.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios and other requirements. As of October 31, 2011, we were in compliance with all of our material loan covenants with Farm Credit. However, we were out of compliance with a minor loan covenant due to certain railcar leases that we executed which exceed the allowed term under our credit agreements. We have requested that Farm Credit waive this requirement. Based on discussions with Farm Credit, we anticipate that this requirement and technical violation of the credit agreement will be waived. Based on current management projections, we anticipate that we will be in compliance with our material loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2011:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$173,000	$55,000	$105,000	$13,000	$—
Operating Lease Obligations	7,772,000	1,575,000	2,758,000	3,374,000	65,000
Purchase Obligations	42,344,000	42,344,000	—	—	—
Total Contractual Cash Obligations	$50,289,000	$43,974,000	$2,863,000	$3,387,000	$65,000

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

We enter into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We occasionally also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. As part of our risk management process, we use futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage our risk related to pricing of inventories. All of our derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. However, as of October 31, 2011 we did not have any amounts outstanding on our revolving lines of credit.

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

As of October 31, 2011, we had price protection in place for approximately 6% of our anticipated corn needs, approximately 25% of our natural gas needs and approximately 7% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2011, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2011. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,274,000	MMBTU	10%	$855,000
Ethanol	101,980,000	Gallons	10%	26,341,000
Corn	37,396,000	Bushels	10%	24,210,000

For comparison purposes, our sensitivity analysis for our 2010 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,420,000	MMBTU	10%	$923,000
Ethanol	99,659,000	Gallons	10%	15,348,000
Corn	36,699,000	Bushels	10%	12,588,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McGladrey & Pullen, LLP
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Golden Grain Energy, LLC

We have audited the accompanying consolidated balance sheets of Golden Grain Energy, LLC and subsidiary as of October 31, 2011 and 2010, and the related consolidated statements of operations, changes in members' equity and cash flows for each of the three years in the period ended October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC and subsidiary as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011 in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 23, 2011

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	October 31, 2011	October 31, 2010

Current Assets
Cash and equivalents	$485,088	$119,386
Accounts receivable	14,910,784	9,509,184
Other receivables	816,544	431,286
Due from broker	391,731	3,724,180
Inventory	5,885,738	7,067,208
Prepaid expenses and other	1,259,485	1,082,941
Total current assets	23,749,370	21,934,185

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,366,370
Grain handling equipment	13,293,819	13,356,924
Office equipment	317,569	320,493
Plant and process equipment	69,245,793	67,321,512
Construction in progress	204,741	1,812,702
	120,086,007	119,440,334
Less accumulated depreciation	47,528,188	39,126,094
Net property and equipment	72,557,819	80,314,240

Other Assets
Investments	21,975,507	17,526,517
Grant receivable, net of current portion	2,058,627	2,860,077
Debt issuance costs, net of accumulated amortization (2011 $14,797; 2010 $2,959)	62,150	73,988
Total other assets	24,096,284	20,460,582

Total Assets	$120,403,473	$122,709,007

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	October 31, 2011	October 31, 2010

Current Liabilities
Outstanding checks in excess of bank balance	$—	$359,308
Current portion long-term debt	44,959	244,326
Accounts payable	4,921,605	4,160,470
Accrued expenses	1,052,325	961,237
Derivative instruments	287,782	3,130,957
Deferred revenue	431,931	359,794
Total current liabilities	6,738,602	9,216,092

Long-term Liabilities
Deferred compensation	337,790	114,646
Long-term debt, net of current maturities	108,617	20,295,450
Deferred revenue, net of current portion	1,622,833	2,197,184
Total long-term liabilities	2,069,240	22,607,280

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	111,595,631	90,885,635

Total Liabilities and Members’ Equity	$120,403,473	$122,709,007

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2011	October 31, 2010	October 31, 2009

Revenues	$324,927,805	$208,461,685	$198,631,396

Cost of Goods Sold	301,052,197	190,653,662	191,044,396

Gross Profit	23,875,608	17,808,023	7,587,000

Operating Expenses	2,524,830	2,223,716	1,641,701

Impairment Loss	—	—	2,400,000

Operating Income	21,350,778	15,584,307	3,545,299

Other Income (Expense)
Interest income	2,486	64,856	8,564
Interest expense	(383,396)	(1,342,101)	(2,531,587)
Loss on debt extinguishment	—	(1,321,601)	—
Equity in net income of investments	5,855,128	3,935,498	597,130
Total	5,474,218	1,336,652	(1,925,893)

Net Income	$26,824,996	$16,920,959	$1,619,406

Net Loss Attributable to Non-Controlling Interest	—	—	600,000

Net Income Attributable to Golden Grain Energy	26,824,996	16,920,959	2,219,406

Basic & diluted net income per unit	$1.10	$0.62	$0.08
Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	27,326,667	26,485,771
Distributions Per Unit	$0.25	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended		Year Ended	Year Ended
	October 31, 2011		October 31, 2010	October 31, 2009

Cash Flows from Operating Activities
Net income	$26,824,996		$16,920,959	$1,619,406
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,265,773		9,473,254	8,978,251
Unrealized loss (gain) on risk management activities	(2,843,175)		2,079,113	(2,454,773)
Impairment of fixed assets	—		—	2,400,000
Amortization of deferred revenue	(502,214)		(348,496)	(465,304)
Accretion of interest on grant receivable	(52,924)		(137,326)	(161,297)
Undistributed (earnings) in excess of distributions from investments	(4,383,990)		(3,769,990)	(152,686)
Deferred compensation expense	314,739		61,540	7,936
Change in assets and liabilities
Accounts receivable	(5,401,600)		(820,795)	(5,041,386)
Inventory	1,181,470		(2,607,120)	125,565
Due from broker	3,332,449		(1,956,310)	2,917,865
Prepaid expenses and other	(462,751)		(239,853)	32,395
Accounts payable	761,135		797,950	(1,284,208)
Accrued expenses	91,088		30,711	(2,674,559)
Deferred compensation payable	(91,595)		(74,115)	(61,087)
Net cash provided by operating activities	28,033,401		19,409,522	3,786,118

Cash Flows from Investing Activities
Capital expenditures	(1,516,814)		(2,066,835)	(2,532,727)
Proceeds from sale of equipment	19,300	—	—	—
Purchase of investments	(65,000)		(2,000)	(1,655,344)
Net cash (used in) investing activities	(1,562,514)		(2,068,835)	(4,188,071)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance	(359,308)		(208,032)	(304,292)
Proceeds from long-term debt	—		21,045,377	—
Payments for long-term debt	(20,386,200)		(33,264,201)	(3,923,574)
Payments for offering costs	—		(76,947)	(48,144)
Redemption of membership units	—		(5,188,189)	—
Contributions from members	—		—	4,300,000
Distributions to members	(6,115,000)		—	—
Payments received on grant receivable	755,323		470,691	377,963
Net cash (used in) provided by financing activities	(26,105,185)		(17,221,301)	401,953

Net Increase (Decrease) in Cash and Equivalents	365,702		119,386	—

Cash and Equivalents – Beginning of Period	119,386		—	—

Cash and Equivalents – End of Period	$485,088		$119,386	$—

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2011 $57,064; 2010 $0; 2009 $90,727)	$362,933	$1,434,854	$2,512,986

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Adjustment to grant receivable through deferred revenue	$—	$—	$916,103

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Consolidated Statements of Changes in Members' Equity
For the years ended October 31, 2011, 2010 and 2009

Balance - October 31, 2008	$72,681,603
Proceeds from the sale of 4,300,000 callable membership units, net of offering costs of $48,144	4,251,856
Net income	2,219,406
Balance - October 31, 2009	79,152,865
Redemption of 4,300,000 callable membership units	(5,188,189)
Net income	16,920,959
Balance - October 31, 2010	90,885,635
Distribution for 24,460,000 Class A and Class B units, December 2010, $0.25 per unit	(6,115,000)
Net income	26,824,996
Balance - October 31, 2011	$111,595,631

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States. The Company was a majority owner in Corn Oil Bio-Solutions, LLC (COBS) a biodiesel production facility in the development process which permanently ceased during the 2009 fiscal year.

Principles of consolidation
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

Investments
The Company has less than a 20% investment interest in five unlisted companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The Company monitors and evaluates the financial performance of each investment and compares the carrying value of the investments to their estimated fair values.  When circumstances indicate there has been an other-than-temporary decline in the fair value of the investment, the Company records the decline in value as a realized impairment loss and a reduction in the carrying value of the investment.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the year ended October 31, 2011 for all companies is based on the investee's results for the fiscal period ended September 30, 2011.

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

Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from these sales are recorded based on the net selling price reported to the Company from the marketers. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

Inventory
Inventories are generally valued at the lower of weighted average cost or market.  In the valuation of inventories and purchase commitments, market is based on current replacement values except that it does not exceed net realizable values and is not less than net realizable values reduced by allowances for approximate normal profit margin.

Income Taxes
The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Grant receivable and deferred revenue
Grant receivable is recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies. The amendment to the grant was approved in May 2008. These grants were recorded at their net present value using a discount rate of 6%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. During the year ended October 31, 2009 an adjustment was made to both the deferred revenue and grant receivable accounts based on updated estimates of anticipated cash receipts over the remaining years. As of October 31, 2011 the present value of the grant receivable was approximately $2,469,000 and the corresponding deferred revenue was approximately $2,055,000.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2011 or 2010 for environmental liabilities.

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

Deferred Compensation Plan
The Company established a deferred compensation plan for management under a bonus and bonus phantom unit plan. Costs of the plan are amortized over the vesting period, is the lesser of three to five years from the grant date or seven years of continuous employment. The liability under the plan is recorded at the higher of market price or book value of the Company’s units as of October 31, 2011 and 2010, respectively.

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

2.    INVENTORY

Inventory consisted of the following:

	October 31, 2011	October 31, 2010
Raw Materials	$3,271,262	$2,303,497
Work in Process	1,937,325	1,382,622
Finished Goods	677,151	3,381,089
Totals	$5,885,738	$7,067,208

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with maximum borrowings of $27,500,000 and $5,000,000 and maturing on February 1, 2017 and August 1, 2012, respectively. The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of October 31, 2011, the Company had approximately $32.5 million total available to borrow under the credit agreements. As of October 31, 2011, the Company was in violation of a covenant that restricts the length of lease agreements for rail cars and was in the process of obtaining a waiver from their lender.

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

The Company had the following amounts outstanding under its credit agreements.

	October 31, 2011	October 31, 2010
Variable line of credit for $27,500,000 with semiannual reductions in availability of $2,500,000 and requiring monthly interest payments at 3.15% above the one-month LIBOR (3.39% as of October 31, 2011)	$—	$20,142,021

Seasonal line of credit agreement for $5,000,000 requiring monthly interest payments at 2.90% above the one-month LIBOR (3.11% as of October 31, 2011)	—	—

Other notes payable	153,576	397,755
	153,576	20,539,776
Less amounts due within one year	44,959	244,326
Long-term debt	$108,617	$20,295,450

The estimated maturities of long-term debt for the twelve month periods ending October 31 are as follows:

2012	$45,000
2013	48,000
2014	47,000
2015	14,000
Total	$154,000

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors and Risk Management Committee that own or manage elevators. Purchases during the years ended October 31, 2011, 2010 and 2009 totaled approximately $97,840,000, $64,391,000 and $60,908,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to split the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $263,000, $335,000, and $352,000 to operating expenses during the years ended October 31, 2011, 2010 and 2009, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $79,000, $76,000 and $76,000 during the years ended October 31, 2011, 2010 and 2009, respectively

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a vesting schedule. (See Note 1). During the years October 31, 2011, 2010 and 2009 the Company recorded compensation expense (benefit) related to this plan of approximately $315,000, $74,000 and $(53,000), respectively. As of October 31, 2011 and 2010, the Company had a liability of approximately $338,000 and $115,000 outstanding as deferred compensation and has approximately $59,000 to be recognized as future compensation expense over the weighted average vesting period of approximately one year. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of October 31, 2011. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 13,000 unvested equivalent phantom units outstanding under this plan as of October 31, 2011.

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Year Ended October 31,
	2011	2010	2009
Sales ethanol & corn oil	$284,912,000	$184,936,000	$165,911,000
Sales distiller grains	45,982,000	—	—

Marketing fees ethanol & corn oil	489,000	473,000	483,000
Marketing fees distiller grains	265,000	—	—

As of	October 31, 2011	October 31, 2010
Amount due from marketer of ethanol, distiller grains & corn oil	$14,904,000	$8,148,000

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

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures contracts to reduce its net position of merchandisable agricultural commodity inventories and forward cash purchase and sales contracts and uses exchange traded futures contracts to reduce price risk. Exchange traded futures contracts are valued at market price. Changes in market price of contracts related to corn and natural gas are recorded in cost of goods sold and changes in market prices of contracts related to sale of ethanol are recorded in revenues.

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for years ended October 31, 2011, 2010 and 2009 and the fair value of derivatives as of October 31, 2011 and October 31, 2010:

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for	Revenue	$(11,509,000)	$(1,083,000)	$(12,592,000)
fiscal year 2011	Cost of Goods Sold	11,340,000	795,000	12,135,000
	Total	(169,000)	(288,000)	(457,000)

Commodity Contracts for	Revenue	$(2,477,000)	$(4,217,000)	$(6,694,000)
fiscal year 2010	Cost of Goods Sold	(723,000)	1,086,000	363,000
	Total	(3,200,000)	(3,131,000)	(6,331,000)

Commodity Contracts for	Revenue	$—	$—	$—
fiscal year 2009	Cost of Goods Sold	871,000	(1,052,000)	(181,000)
	Total	871,000	(1,052,000)	(181,000)

Lower of cost or market adjustment on forward contracts deemed "normal purchases" for the fiscal year ending 2009	Revenue	$—	$(2,611,000)	$(2,611,000)

	Balance Sheet Classification	October 31, 2011	October 31, 2010
Futures contracts through July 2012	Current Asset (Liabilities)	$(288,000)	$(3,131,000)

As of October 31, 2011, the Company had approximate outstanding commitments for purchases and sales:

	Commitments Through	Amount (a)
Corn - fixed price	July 2012	$7,310,000
Corn - basis contract	March 2012	34,281,000
Natural Gas - fixed price	December 2011	753,000
Ethanol - fixed price	March 2012	7,002,000

(a) Approximately $15,921,000 of the corn purchases and $7,002,000 of the ethanol sales are with related parties.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Liabilities, derivative financial instruments
October 31, 2011	$288,000	$—	$288,000	$—
October 31, 2010	3,131,000	—	3,131,000	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

9. INVESTMENTS

Condensed, consolidated financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Eagle, Guardian Energy and RPMG is as follows (in 000’s)

	9/30/2011	9/30/2010	9/30/2009
Current Assets	$268,721	$182,331	$137,121
Other Assets	346,004	366,911	298,479
Current Liabilities	184,981	138,595	114,318
Long-term Debt	101,294	140,645	129,221
Members’ Equity	328,450	270,002	192,061
Revenue	1,073,305	653,373	1,906,561
Gross Profit	99,271	75,285	21,800
Net Income	82,346	60,240	16,786

The Company recorded equity in net income from investments related to the entities described above of $5,855,128, $3,935,498 and $597,130 for the years ended October 31, 2011, 2010 and 2009, respectively.

10. MEMBERS’ EQUITY

The Company sold 4,300,000 of Class A units during 2009 for a purchase price of $1.00 per unit. The units had a call feature that allowed the Company to repurchase the units after a minimum one year period for $1.00 per unit plus accrued dividend at 18% per annum. These units were repurchased in June 2010 for a total price of approximately $5,188,000. Total number of Class A and B units outstanding as of October 31, 2011 and 2010 was 24,460,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

The Company has four leases for equipment with original terms of 2 to 10 years which extend through February 2018. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the year ending October 31, 2011, 2010 and 2009 was approximately $1,793,000, $1,864,000 and $1,638,000, respectively.

At October 31, 2010, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2012	$1,575,000
2013	1,424,000
2014	1,334,000
2015	1,334,000
2016	1,334,000
Thereafter	771,000
Total	$7,772,000

12. SELF INSURANCE

The Company participates in a captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. The Captive reinsures catastrophic losses in excess of a predetermined amount. The Company's premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

GOLDEN GRAIN ENERGY, LLC
Notes to Consolidated Financial Statements

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2011
Total revenues	$72,668,264	$67,503,827	$89,806,943	$94,948,771
Gross profit	5,900,436	896,161	6,152,169	10,926,842
Operating Income	5,252,936	250,949	5,559,691	10,287,202
Net income	6,462,553	1,471,308	6,652,296	12,238,839
Basic & diluted earnings per unit	$0.26	$0.06	$0.27	$0.50

Year ended October 31, 2010
Total revenues	$58,816,607	$44,027,018	$51,194,491	$54,423,569
Gross profit	9,209,120	778,291	3,370,228	4,450,384
Operating Income	8,547,442	166,427	2,884,722	3,985,716
Net income	9,226,323	889,266	1,701,473	5,103,897
Basic & diluted earnings per unit	$0.32	$0.03	$0.06	$0.21

Year ended October 31, 2009
Total revenues	$41,584,973	$52,041,270	$52,988,884	$52,016,269
Gross profit (loss)	(6,334,325)	1,733,692	4,263,750	7,923,883
Impairment (Loss)	—	—	(2,400,000)	—
Operating Income (Loss)	(6,727,895)	1,199,012	1,606,299	7,467,883
Net income (loss)	(7,745,022)	940,828	920,855	7,502,745
Net loss attributable to non-controlling interest	—	—	600,000	—
Net income (loss) attributable to Golden Grain Energy	(7,745,022)	940,828	1,520,855	7,502,745
Basic & diluted earnings (loss) per unit	$(0.32)	$0.04	$0.05	$0.31

14. SUBSEQUENT EVENTS
On November 21, 2011, the board of directors declared a cash distribution of $0.65 per membership unit to the holders of Class A and Class B units of record at the close of business on November 15, 2011, for a total distribution of $15,899,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2011.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 that permits us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2011 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2012 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2011 fiscal year end. This proxy statement is referred to in this report as the 2012 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Information required by this Item is incorporated by reference to the 2012 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 30 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
10.1	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 14, 2006.
10.2	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.3	Management Phantom Unit and Bonus Plan dated December 19, 2008.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.4	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2009.
10.5	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.6	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.7	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.8	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +		Exhibit 10.21 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.11	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +		Exhibit 10.22 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.12	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.13	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.14	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.15	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.	X

14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2011 and October 31, 2010, (ii) Statements of Operations for the fiscal years ended October 31, 2011, 2010 and 2009, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2011, 2010 and 2009, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 23, 2011	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 23, 2011	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 23, 2011	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 23, 2011	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 23, 2011	/s/ Ed Hatten
Ed Hatten, Director

Date:	December 23, 2011	/s/ Steve Retterath
Steve Retterath, Director

Date:	December 23, 2011	/s/ Stan Laures
Stan Laures, Director

Date:	December 23, 2011	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 23, 2011	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 23, 2011	/s/ Steve Core
Steve Core, Director

Date:	December 23, 2011	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 23, 2011	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 23, 2011	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director