Form 10-Q
period 2012-01-31
GOLDEN GRAIN ENERGY
filed 2012-03-15
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of March 15, 2012, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	January 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$128,233	$485,088
Accounts receivable	4,256,602	14,910,784
Other receivables	1,440,015	816,544
Due from broker	496,127	391,731
Derivative instruments	49,537	—
Inventory	9,802,596	5,885,738
Prepaid expenses and other	1,482,708	1,259,485
Total current assets	17,655,818	23,749,370

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,293,819
Office equipment	317,569	317,569
Plant and process equipment	69,383,256	69,245,793
Construction in progress	974,644	204,741
	121,157,181	120,086,007
Less accumulated depreciation	49,778,052	47,528,188
Net property and equipment	71,379,129	72,557,819

Other Assets
Investments	23,408,910	21,975,507
Grant receivable, net of current portion	2,111,299	2,058,627
Debt issuance costs, net of accumulated amortization (2012 $14,798; 2011 $11,838)	59,190	62,150
Total other assets	25,579,399	24,096,284

Total Assets	$114,614,346	$120,403,473

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	January 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
Current Liabilities
Current portion long-term debt	$32,240	$44,959
Accounts payable	6,084,978	4,921,605
Accrued expenses	1,091,292	1,052,325
Derivative instruments	—	287,782
Deferred revenue	443,014	431,931
Total current liabilities	7,651,524	6,738,602

Long-term Liabilities
Deferred compensation	203,556	337,790
Long-term debt, net of current maturities	79,329	108,617
Deferred revenue, net of current portion	1,503,767	1,622,833
Total long-term liabilities	1,786,652	2,069,240

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	105,176,170	111,595,631

Total Liabilities and Members’ Equity	$114,614,346	$120,403,473

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011

Revenues	$84,368,277	$72,668,264

Cost of Goods Sold	77,421,344	66,767,828

Gross Profit	6,946,933	5,900,436

Operating Expenses	666,979	647,500

Operating Income	6,279,954	5,252,936

Other Income (Expense)
Interest income	790	2,468
Interest expense	(54,886)	(158,051)
Equity in net income of investments	3,253,681	1,365,200
Total	3,199,585	1,209,617

Net Income	$9,479,539	$6,462,553

Basic & diluted net income per unit	$0.39	$0.26
Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000
Distributions Per Unit	$0.65	$0.25

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2012	January 31, 2011
Cash Flows from Operating Activities
Net income	$9,479,539	$6,462,553
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,252,824	2,305,186
Unrealized (gain) on risk management activities	(337,319)	(1,450,408)
Amortization of deferred revenue	(107,983)	(98,422)
Accretion of interest on grant receivable	(47,297)	(46,265)
Earnings in excess of distributions from investments	(1,433,403)	(1,365,200)
Deferred compensation expense	24,509	45,970
Change in assets and liabilities
Accounts receivable	10,654,182	1,684,288
Inventory	(3,916,858)	(2,276,604)
Due from broker	(104,396)	1,620,540
Prepaid expenses and other	(852,069)	(367,485)
Accounts payable	1,163,373	883,056
Accrued expenses	38,967	84,417
Deferred compensation payable	(158,743)	(91,595)
Net cash provided by operating activities	16,655,326	7,390,031

Cash Flows from Investing Activities
Capital expenditures	(1,071,174)	(616,193)
Net cash (used in) investing activities	(1,071,174)	(616,193)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	—	524,888
Payments for long-term debt	(42,007)	(1,435,549)
Distributions to members	(15,899,000)	(6,115,000)
Payments received on grant receivable	—	252,720
Net cash (used in) financing activities	(15,941,007)	(6,772,941)

Net Increase (Decrease) in Cash and Equivalents	(356,855)	897

Cash and Equivalents – Beginning of Period	485,088	119,386

Cash and Equivalents – End of Period	$128,233	$120,283

Supplemental Cash Flow Information
Cash paid for interest	$53,391	$169,704

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2011, contained in the Company's annual report on Form 10-K for 2011.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three months ended January 31, 2012 for all companies is based on the investee's results for the quarter ended December 31, 2011.

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

Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil are recorded based on the net selling price reported to the Company from its marketer. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

included in cost of goods sold.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of January 31, 2012 or October 31, 2011 for environmental liabilities.

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

Risks and Uncertainties
The ethanol industry benefited from the Volumetric Ethanol Excise Tax Credit (VEETC) that provided gasoline blenders a 45-cent per ethanol gallon tax credit (calculated as 4.5 cents per gallon of gasoline that contains at least 10% ethanol) and a 54-cent a gallon tariff on ethanol imports. These provisions expired on December 31, 2011. Although the Renewable Fuels Standard still exists to maintain the demand for ethanol in the United States, the Company is uncertain of the long-term impact that the elimination the VEETC credit and tariff will have on the Company and the overall ethanol industry going forward.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

2.    INVENTORY

Inventory consisted of the following as of January 31, 2012 and October 31, 2011 :

	January 31, 2012	October 31, 2011
Raw Materials	$4,052,004	$3,271,262
Work in Process	1,544,175	1,937,325
Finished Goods	4,206,417	677,151
Totals	$9,802,596	$5,885,738

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with maximum borrowings of $27,500,000 and $5,000,000 and maturing on February 1, 2017 and August 1, 2012, respectively. Interest on the revolving term loan and seasonal revolving loan is payable monthly at 3.15% and 2.90% above the one-month LIBOR, respectively. (3.40% and 3.15% as of January 31, 2012) The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of January 31, 2012, the Company had approximately $32.5 million total available to borrow under the credit agreements.

The Company has other notes payable of $111,569 outstanding as of January 31, 2012.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three months ended January 31, 2012 and 2011 totaled approximately $32,840,000 and $23,347,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $52,000 and $85,000 to operating expenses during the three months ended January 31, 2012 and 2011, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a vesting schedule of up to five years. During the three months ended January 31, 2012 and 2011, the Company recorded compensation expense related to this plan of approximately $25,000 and $46,000, respectively. As of January 31, 2012, and October 31, 2011, the Company had a liability of approximately $204,000 and $338,000 outstanding as deferred compensation and has approximately $41,000 to be recognized as future compensation expense. Two of the employees covered under this plan are fully vested, one employee has a vesting schedule of less than one year and another employee has approximately five years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of January 31, 2012. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 13,000 unvested equivalent phantom units outstanding under this plan as of January 31, 2012.

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers
The Company has entered into marketing agreements with a marketing company, in which the Company has an investment, for

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

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

Approximate sales and marketing fees related to the agreements in place as of January 31, 2012 are as follows:

	Three Months Ended January 31,
	2012	2011
Sales ethanol & corn oil	$68,135,000	$63,572,000
Sales distiller grains	14,679,000	4,221,000

Marketing fees ethanol & corn oil	72,000	146,000
Marketing fees distiller grains	66,000	27,000

As of	January 31, 2012	October 31, 2011
Amount due from marketer of ethanol, distiller grains & corn oil	$4,212,000	$14,904,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2012 and 2011 and the fair value of derivatives as of January 31, 2012 and October 31, 2011:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(225,000)	$1,918,000	$1,693,000
three months ending January 31, 2012	Cost of Goods Sold	133,000	(1,580,000)	(1,447,000)
	Total	$(92,000)	$338,000	$246,000

Commodity Contracts for the	Revenue	$(2,493,000)	$(1,000,000)	$(3,493,000)
three months ending January 31, 2011	Cost of Goods Sold	2,925,000	(681,000)	2,244,000
	Total	$432,000	$(1,681,000)	$(1,249,000)

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

	Balance Sheet Classification	January 31, 2012	October 31, 2011
Futures contracts through July 2012	Current Asset (Liabilities)	$50,000	$(288,000)

As of January 31, 2012, the Company had approximate outstanding commitments for purchases:

	Commitments Through	Amount
Corn - fixed price	October 2012	$5,142,000
Corn - basis contract	May 2012	25,811,000
Natural Gas - fixed price	August 2015	9,230,850
Ethanol - fixed price	March 2012	6,886,000

As of January 31, 2012, we had price protection in place for approximately 11% of our anticipated corn needs, approximately 15% of our natural gas needs and approximately 7% of our ethanol sales for the next 12 months.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Asset (Liabilities), derivative financial instruments
January 31, 2012	$50,000	$—	$50,000	$—
October 31, 2011	$(288,000)	—	$(288,000)	—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

9. INVESTMENTS

Condensed, consolidated financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Eagle, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	12/31/2011	9/30/2011
Current Assets	$244,318	$268,721
Other Assets	331,321	346,004
Current Liabilities	162,689	184,981
Long-term Debt	73,392	101,294
Members’ Equity	339,558	328,450

	Three Months Ended
Income Statement	12/31/2011	12/31/2010
Revenue	$299,825	$234,068
Gross Profit	48,813	24,890
Net Income	42,709	17,612

The Company recorded equity in net income from investments related to the entities described above of $3,253,681 and $1,365,200 for the three months ended January 31, 2012 and 2011, respectively.

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

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws and environmental regulations (including elimination of the Renewable Fuel Standard);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

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

On December 15, 2011, we executed the Third Amended Management Services Agreement with Homeland Energy Solutions, LLC ("HES"). The purpose of the Agreement was to incorporate two prior minor amendments to our management services agreement with HES into one agreement and to make other ministerial amendments. We also reduced the number of shared managers that are covered by the agreement. Currently, we share the management services of our Chief Executive Officer and Human Resources Manager. HES shares the management services of its EPA Compliance Officer. The material terms of the management services agreement remain unchanged.

On December 16, 2011, we received notice from Fagen, Inc. that it had fully executed a Construction Services Agreement that we executed on December 12, 2011 to construct an additional fermenter at our ethanol plant. Fagen, Inc. is the company that constructed our ethanol plant and expansion. Construction of the additional fermenter began in December 2011 and is expected to be complete in June 2012. The total cost of the construction is anticipated to be approximately $3.5 million, which we anticipate funding through earnings and with the line of credit.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which provided a tax credit of 45 cents per gallon of ethanol produced which is blended with gasoline. However, VEETC expired on December 31, 2011 and management does not expect that it will be renewed. Management believes that the expiration of VEETC will not have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated now that VEETC was allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Management believes that in the short-term, since the United States is a net exporter of ethanol, the expiration of the tariff will not have a significant impact on the United States ethanol industry. However, if other countries are able to increase their ethanol production, the expiration of the tariff may result in increased competition from foreign ethanol producers.

Results of Operations for the Three Months Ended January 31, 2012 and 2011

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended January 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$84,368,277	100.0	$72,668,264	100.0
Cost of Goods Sold	77,421,344	91.8	66,767,828	91.9
Gross Profit	6,946,933	8.2	5,900,436	8.1
Operating Expenses	666,979	0.8	647,500	0.9
Operating Income	6,279,954	7.4	5,252,936	7.2
Other Income	3,199,585	3.8	1,209,617	1.7
Net Income	$9,479,539	11.2	$6,462,553	8.9

Revenue. Our total revenue was higher for the first quarter of 2012 compared to the same period of 2011, primarily due to increased prices for our products. We also sold more corn oil during the first quarter of 2012 compared to the same period of 2011 which positively impacted our total revenue. For the first quarter of 2012, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue. For the first quarter of 2011, ethanol sales accounted for approximately 83% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for less than 1% of our total revenue.

The average price we received for our ethanol during the first quarter of 2012 was approximately 6% higher than the average price we received for the same period of 2011. However, most of the higher ethanol prices occurred during the first two months of our first quarter of 2012. Ethanol prices were lower during the third month of our first quarter of 2012. Management believes that ethanol prices were higher earlier in our first quarter of 2012 due to the expiration of the VEETC blenders' credit at the end of December 2011 which may have increased ethanol exports to Europe, Canada and Brazil prior to the end of 2011. Management also believes that demand was higher in December 2011 from fuel blenders in the United States which were stocking up on ethanol so they could secure the blenders' credit prior to its expiration at the end of 2011. However, in January 2012, gasoline demand decreased which together with the increased ethanol that was in storage in the United States decreased ethanol demand. Management anticipates that ethanol demand will remain lower as the industry continues to use the surplus ethanol which is in the market and until gasoline demand rebounds resulting in increased ethanol demand. Further, management anticipates that ethanol exports may increase in future months which may positively impact ethanol demand and prices.

Our total ethanol gallons sold decreased by approximately 2% during the first quarter of 2012 compared to the same period of 2011. Management attributes this decrease in total gallons of ethanol sold with higher inventory levels as of January 31, 2012 as compared to January 31, 2011. Management anticipates that our ethanol sales will be lower during our second fiscal quarter as fuel blenders work through their increased ethanol inventory which was purchased before VEETC expired.

The average price we received for our dried distiller grains during the first quarter of 2012 was approximately 24% greater than during the same period of 2011. The average price we received for our modified/wet distiller grains during the first quarter of 2012 was approximately 110% greater than during the same period of 2011. Management attributes these increases in the prices we received for our distiller grains with higher corn prices and increased domestic and export demand for dried distiller grains. Distiller grains prices are typically positively impacted by increases in corn prices as distiller grains are primarily used as an animal feed substitute for corn. As the spread between the market price of corn and the market price of distiller grains increases, demand for distiller grains will also increase. Management anticipates that distiller grains prices will continue to fluctuate in relation to corn prices. Decreased demand from China due to the recent anti-dumping investigation has not impacted the distiller grains market as much as initially expected due to higher corn prices and increased demand from domestic users as well as exports to Mexico which have more than offset the decreased demand from China. Management anticipates continued strong demand for distiller grains due to higher corn prices.

We sold approximately 5% less tons of distiller grains during the first quarter of 2012 compared to the same period of 2011. Management attributes the decrease in distiller grain sales to increases in the pounds of corn oil sold. When we remove corn oil from our distiller grains, the total weight of our distiller grains decreases. Management anticipates that our distiller grains sales will remain steady during our 2012 fiscal year due to continued demand for distiller grains and the value it brings in relationship to corn. We continue to sell nearly all of our distiller grains in the dried form due to market conditions which favor dried distiller grains, including higher demand for and transportability of dried distiller grains versus modified/wet distiller grains.

The average price we received for our corn oil during the first quarter of 2012 was approximately 16% higher than during the same period of 2011. Management attributes this increase in the average price we received for our corn oil with increased corn prices and corn oil demand from biodiesel production. Management anticipates that corn oil prices will continue at the recent highs as long as corn prices remain high. In addition to the increase in corn oil prices, we sold approximately 303% more pounds of corn oil during the first quarter of 2012 compared to the same period of 2011. Management attributes this increase in corn oil sales with improved production processes and procedures we implemented at the plant.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $1,693,000$0.0 million during the first quarter of 2012. For the first quarter of 2011, we had a combined realized and unrealized loss on our ethanol derivative instrument positions of approximately $3,493,000. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 14% during the first quarter of 2012 compared to the same period of 2011. Our average cost per bushel of corn during the first quarter of 2012 was approximately 12% higher than during the same period of 2011. Management attributes this increase in corn costs with higher market corn prices due to strong corn demand and lower corn carryover during the last couple of crop years which have led to increased corn prices. Management anticipates that corn prices will increase into the planting season as the market works to increase the number of acres of corn that are planted in the spring of 2012. Management anticipates that corn prices will decrease into the summer months provided we do not experience unfavorable weather conditions that result in uncertainty regarding the size of the corn crop during 2012.

Our corn consumption was approximately 3% higher during the first quarter of 2012 compared to the same period of 2011, due to our increased ethanol production which increased our ethanol inventory. Our corn conversion rates were better during our first quarter of 2012 compared to our first quarter of 2011 because of slight modifications we made to our production process which allowed us to increase the number of gallons of ethanol we could produce per bushel of corn. Management anticipates that our corn conversion will remain at the current levels for the remaining quarters of our 2012 fiscal year.

Our total cost of goods sold related to natural gas costs decreased by approximately 12% during the first quarter of 2012 compared to the same period of 2011. The average price we paid per mmBtu of natural gas decreased by approximately 17% for the first quarter of 2012 compared to the same period of 2011. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or large increases in demand during 2012. Some believe that due to recent increases in natural gas production in the United States, the United States may start exporting natural gas in the future. If this were to occur, it may result in higher natural gas prices in the United States due to increased demand. The United States has been able to increase natural gas production due to a process called hydraulic fracturing frequently referred to as "fracking." However, the natural gas industry is experiencing challenges to this natural gas production process. If fracking is banned or limited due to these challenges, it could lead to less natural gas production which may negatively impact natural gas prices.

Our natural gas consumption was approximately 6% higher during the first quarter of 2012 compared to the same period of 2011. Management attributes this increase in natural gas consumption with increased ethanol production which increased ethanol inventories. Management anticipates that our natural gas consumption will remain relatively stable during our 2012 fiscal year as compared to our 2011 fiscal year.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $1,447,000 during the first quarter of 2012. For the first quarter of 2011, our derivative instrument positions resulted in a combined realized and unrealized gain of approximately $2,244,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur. As corn and natural gas fluctuate, the value of our derivative instruments are recognized in cost of goods sold.

Operating Expenses. Our operating expenses were slightly higher for the first quarter of 2012 compared to the same period of 2011 due primarily to increases in personnel expenses.

Other Income (Expense). Our interest expense decreased during the first quarter of 2012 compared to the same period of 2011 because we had less debt outstanding during the first quarter of 2012 compared to the same period of 2011. Our equity in the net income of our investments increased during the first quarter of 2012 compared to the same period of 2011 due primarily to strong returns during the quarter ended December 31, 2011 for ethanol companies in which we are invested.

Changes in Financial Condition for the Three Months Ended January 31, 2012

Current Assets. We had less accounts receivable at January 31, 2012 as compared to October 31, 2011 because we had more gallons in inventory as of January 31, 2012 compared to October 31, 2011. In addition, we have seen a drop in ethanol prices since October 31, 2011 which resulted in a lower carrying value for the ethanol included in our accounts receivable. We had more other receivables at January 31, 2012 compared to October 31, 2011 due to a distribution from one of our ethanol investments.

Property and Equipment. The net value of our property and equipment was lower at January 31, 2012 compared to October 31, 2011 primarily as a result of depreciation. We have ongoing construction in progress costs due primarily to our fermenter project which started during our first quarter of 2012.

Other Assets. Our other assets were higher at January 31, 2012 compared to October 31, 2011 due mainly to the income we realized during the first three months of 2012 from our various investments, which are primarily in companies involved in the ethanol industry.

Current Liabilities. Our accounts payable was higher at January 31, 2012 compared to October 31, 2011 primarily due to higher corn prices which increases the total amount that we have due to our corn suppliers. We had no liability associated with our derivative instruments at January 31, 2012 because we had no unrealized losses on our derivative instruments as of January 31, 2012.

Long-term Liabilities. Our long-term liabilities were lower at January 31, 2012 compared to October 31, 2011, primarily because we continue to pay down our lines of credit with the City of Mason City and also due to payments we made on our deferred compensation arrangements.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of January 31, 2012, we had approximately $27.5 million available pursuant to our variable line of credit and $5 million available pursuant to our seasonal line of credit. Further, we had approximately $128,000 in cash and cash equivalents as of January 31, 2012.

We do not currently anticipate seeking additional equity or debt financing in the near term. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

Except for completion of our fermenter project, we do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next 12 months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require capital expenditures.

The following table shows our cash flows for the three months ended January 31, 2012 and 2011:

	Three Months Ended January 31
	2012	2011
Net cash provided by operating activities	$16,655,326	$7,390,031
Net cash (used in) investing activities	(1,071,174)	(616,193)
Net cash (used in) financing activities	(15,941,007)	(6,772,941)

Cash Flow From Operations

Our cash flows from operations for the first three months of 2012 were higher primarily due to a significant change in our accounts receivable and accounts payable which benefited our cash flow during the 2012 period. Further, this increase in cash from operations was offset by a larger increase in inventory at January 31, 2012 because of a higher quantity and price of corn and ethanol on hand at January 31, 2012 compared to October 31, 2011.

Cash Flow From Investing Activities

We used more cash for investing activities during the first three months of 2012 compared to the same period of 2011 due to construction of an additional fermenter in the plant. During the first three months of 2011, we used cash primarily for our centrifuge project.

Cash Flow From Financing Activities.

During the first three months of 2012, we primarily used cash for financing activities related to a distribution we paid to our members. During the first three months of 2011, we used significantly less cash for a distribution to our members but more cash to repay our long-term debt because we were paying down our revolving loan with our primary lender at that time.

Short-Term and Long-Term Debt Sources

On July 23, 2010, we entered into a comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively "Farm Credit"). The total face amount of this comprehensive credit facility as of January 31, 2012 was $32.5 million which is split among two separate loans: (i) a $27.5 million variable line of credit with a maturity date of February 1, 2017; and (ii) a $5 million seasonal line of credit with a maturity date of August 1, 2011. In exchange for this comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. On July 13, 2011, we executed and delivered amended loan agreements with Farm Credit in order to extend the maturity date of our seasonal line of credit until August 1, 2012.

Variable Line of Credit

We have a long-term revolving line of credit with a total principal amount of $27.5 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of January 31, 2012, we had $0$0.0 millionoutstanding on this loan which would accrue interest at a rate of 3.4%0% per year and approximately $27.5 million available to be drawn.

Seasonal Line of Credit

The maturity date of this seasonal line of credit is August 1, 2012. Interest on this loan accrues at 2.9% above the One-Month LIBOR. The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We agreed to pay an annual fee of 0.3% of the unused portion of this loan. As of January 31, 2012, we had $0 outstanding on this loan and $5 million available to be drawn. If we had a balance on this line of credit, interest would accrue at a rate of 3.2%0% per year.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2012, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars and we have no interest rate exposures as none of our outstanding debt instruments have variable interest rates. We have lines of credit which are subject to variable interest rates but we had no amounts outstanding on these lines of credit as of January 31, 2012. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of January 31, 2012, we had price protection in place for approximately 11% of our anticipated corn needs, approximately 15% of our natural gas needs and approximately 7% of our ethanol sales for the next 12 months.

In addition, we have contracts to purchase natural gas for the next 48 months. These contracts represent between 13% and 23% of our annual usage requirements for the years in which we have natural gas purchase contracts. These natural gas purchase requirements are at fixed rates.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements over the next 12 months. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,714,000	MMBTU	10%	$844,000
Ethanol	102,022,000	Gallons	10%	$20,871,000
Corn	34,108,000	Bushels	10%	$21,351,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended January 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2011, included in our annual report on Form 10-K.

Decreasing gasoline demand may result in lower ethanol demand and prices which could negatively impact our ability to profitably operate the ethanol plant. In January 2012, gasoline demand was significantly lower than in previous months. Further, gasoline prices have continue to trend higher which has negatively impacted demand. Since ethanol is typically blended with gasoline, as demand for gasoline drops, so does demand for ethanol. If the United States ethanol industry is not able to increase exports of ethanol in order to supplement domestic demand, this may lead to continued lower ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	First Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC dated February 20, 2012. *
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2012 and October 31, 2011, (ii) Statements of Operations for the three months ended January 31, 2012 and 2011, (iii) Statements of Cash Flows for the three months ended January 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 15, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2012	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)