Form 10-Q
period 2012-04-30
GOLDEN GRAIN ENERGY
filed 2012-06-13
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of June 13, 2012, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	April 30, 2012	October 31, 2011
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$3,178,576	$485,088
Accounts receivable	4,502,437	14,910,784
Other receivables	703,557	816,544
Due from broker	490,337	391,731
Derivative instruments	109,303	—
Inventory	7,661,449	5,885,738
Prepaid expenses and other	1,460,169	1,259,485
Total current assets	18,105,828	23,749,370

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,293,819
Office equipment	317,569	317,569
Plant and process equipment	69,479,113	69,245,793
Construction in progress	3,409,031	204,741
	123,687,425	120,086,007
Less accumulated depreciation	51,994,819	47,528,188
Net property and equipment	71,692,606	72,557,819

Other Assets
Investments	23,111,402	21,975,507
Grant receivable, net of current portion	2,143,146	2,058,627
Debt issuance costs, net of accumulated amortization (2012 $20,716; 2011 $14,797)	56,231	62,150
Total other assets	25,310,779	24,096,284

Total Assets	$115,109,213	$120,403,473

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	April 30, 2012	October 31, 2011
	(Unaudited)	(Audited)
Current Liabilities
Current portion long-term debt	33,108	44,959
Accounts payable	5,915,809	4,921,605
Accrued expenses	1,045,691	1,052,325
Derivative instruments	—	287,782
Deferred revenue	375,908	431,931
Total current liabilities	7,370,516	6,738,602

Long-term Liabilities
Deferred compensation	218,106	337,790
Long-term debt, net of current maturities	67,999	108,617
Deferred revenue, net of current portion	1,462,890	1,622,833
Total long-term liabilities	1,748,995	2,069,240

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	105,989,702	111,595,631

Total Liabilities and Members’ Equity	$115,109,213	$120,403,473

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011

Revenues	$79,018,996	$67,503,827	$163,387,273	$140,172,091

Cost of Goods Sold	78,168,358	66,607,657	155,589,702	133,375,485

Gross Profit	850,638	896,170	7,797,571	6,796,606

Operating Expenses	549,222	645,212	1,216,201	1,292,712

Operating Income	301,416	250,958	6,581,370	5,503,894

Other Income (Expense)
Other income	162,167	133,253	162,957	135,721
Interest expense	(55,521)	(176,212)	(110,407)	(334,263)
Equity in net income of investments	405,470	1,263,318	3,659,151	2,628,518
Total	512,116	1,220,359	3,711,701	2,429,976

Net Income	$813,532	$1,471,317	$10,293,071	$7,933,870

Basic & diluted net income per unit	$0.03	$0.06	$0.42	$0.32
Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000	24,460,000	24,460,000
Distributions Per Unit	$—	$—	$0.65	$0.25

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2012	April 30, 2011

Cash Flows from Operating Activities
Net income	$10,293,071	$7,933,870
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,472,552	4,616,785
Unrealized (gain) on risk management activities	(397,085)	(977,198)
Amortization of deferred revenue	(215,966)	(196,843)
Accretion of interest on grant receivable	(91,008)	(87,831)
Earnings in excess of distributions from investments	(1,135,895)	(1,962,966)
Deferred compensation expense	39,059	105,981
Change in assets and liabilities
Accounts receivable	10,408,347	3,048,148
Inventory	(1,775,711)	(4,066,818)
Due from broker	(98,606)	1,485,014
Prepaid expenses and other	(81,210)	(253,400)
Accounts payable	461,299	848,141
Accrued expenses	(6,634)	18,806
Deferred compensation payable	(158,743)	(91,595)
Net cash provided by operating activities	21,713,470	10,420,094

Cash Flows from Investing Activities
Capital expenditures	(3,068,513)	(1,066,095)
Net cash (used in) investing activities	(3,068,513)	(1,066,095)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	—	254,543
Proceeds from long-term debt	—	(3,865,648)
Payments for long-term debt	(52,469)	(6,115,000)
Payments for offering costs	—	252,720
Distributions to members	(15,899,000)	—
Net cash (used in) financing activities	(15,951,469)	(9,473,385)

Net Increase (Decrease) in Cash and Equivalents	2,693,488	(119,386)

Cash and Equivalents – Beginning of Period	485,088	119,386

Cash and Equivalents – End of Period	$3,178,576	$—

Supplemental Cash Flow Information
Cash paid for interest	$49,225	$206,300

Supplemental Schedule of Non Cash Activities
Accounts Payable related to Construction in Process	$532,905	$—

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

Certain items have been reclassified within other income (expense) on the statement of operations for the three and six months ended April 30, 2011. The changes do not affect net income but were changed to agree with the classifications used in the April 30, 2012 financial statements.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three months ended April 30, 2012 for all companies is based on the investee's results for the quarter ended March 31, 2012.

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
Notes to Financial Statements
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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of April 30, 2012 or October 31, 2011 for environmental liabilities.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the second quarter of 2012, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 0%18% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue while corn costs averaged approximately 83% of cost of goods sold. For the first six months of 2012, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 0%18% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue while corn costs averaged approximately 84% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. Our largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. Our risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of April 30, 2012 and October 31, 2011:

	April 30, 2012	October 31, 2011
Raw Materials	$3,236,931	$3,271,262
Work in Process	1,563,225	1,937,325
Finished Goods	2,861,293	677,151
Totals	$7,661,449	$5,885,738

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with original maximum borrowings of $30,000,000 and $5,000,000 and maturing on February 1, 2017 and August 1, 2012, respectively. Interest on the revolving term loan and seasonal revolving loan is payable monthly at 3.15% and 2.90% above the one-month LIBOR, respectively (3.39% and 3.14% as of April 30, 2012). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of April 30, 2012, the Company had approximately $30.0 million total available to borrow under the credit agreements.

The Company has other notes payable of approximately $101,000 and $154,000 outstanding as of April 30, 2012 and October 31, 2011, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three and six months ended April 30, 2012 totaled approximately $29,447,000 and $62,287,000, respectively. Purchases during the same periods of 2011 totaled approximately $23,343,000 and $46,691,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $63,000 and $114,000 to operating expenses during the three and six months ended April 30, 2012 and $78,000 and 161,000 for the same periods of 2011, respectively.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three and six months ended April 30, 2012, the Company recorded compensation expense related to this plan of approximately $15,000 and $39,000, respectively. During the same periods of 2011, the Company recorded compensation expense related to this plan of approximately $60,000 and $106,000. As of April 30, 2012, and October 31, 2011, the Company had a liability of approximately $218,000 and $338,000 outstanding as deferred compensation and has approximately $29,000 to be recognized as future compensation expense. Two of the employees covered under this plan are fully vested, one employee has a vesting schedule of less than one year and another employee has approximately five years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of April 30, 2012. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 13,000 unvested equivalent phantom units outstanding under this plan as of April 30, 2012.

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

Approximate sales and marketing fees related to the agreements in place as of April 30, 2012 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Sales ethanol, distiller grains & corn oil	$78,820,000	$70,815,000	$161,634,000	$139,195,000
Marketing fees	200,000	185,000	338,000	326,000

As of	April 30, 2012	October 31, 2011
Amount due from marketer of ethanol, distiller grains & corn oil	$4,502,000	$14,904,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2012 and 2011 and the fair value of derivatives as of April 30, 2012 and October 31, 2011:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$293,000	$106,000	$399,000
three months ending April 30, 2012	Cost of Goods Sold	(225,000)	(46,000)	(271,000)
	Total	68,000	60,000	128,000

Commodity Contracts for the	Revenue	$(2,285,000)	$(842,000)	$(3,127,000)
three months ending April 30, 2011	Cost of Goods Sold	2,140,000	369,000	2,509,000
	Total	(145,000)	(473,000)	(618,000)

Commodity Contracts for the	Revenue	$68,000	$2,023,000	$2,091,000
six months ending April 30, 2012	Cost of Goods Sold	(92,000)	(1,626,000)	(1,718,000)
	Total	(24,000)	397,000	373,000

Commodity Contracts for the	Revenue	$(5,778,000)	$(842,000)	$(6,620,000)
six months ending April 30, 2011	Cost of Goods Sold	6,065,000	(1,312,000)	4,753,000
	Total	287,000	(2,154,000)	(1,867,000)

	Balance Sheet Classification	April 30, 2012	October 31, 2011
Futures contracts through December 2012	Current Asset (Liabilities)	$109,000	$(288,000)

As of April 30, 2012, the Company had approximate outstanding purchases and sales commitments:

	Commitments Through	Amount
Corn - fixed price	May 2013	$17,424,000
Corn - basis contract	October 2012	12,827,000
Natural Gas - fixed price	August 2015	9,231,000
Ethanol - fixed price	May 2012	4,723,000

As of April 30, 2012, we have fixed price contracts in place for approximately 17% of our anticipated corn needs, approximately 19% of our natural gas needs and approximately 9% of our ethanol sales for the next 12 months.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets (Liabilities), derivative financial instruments
April 30, 2012	$109,000	—	$109,000	—
October 31, 2011	(288,000)	—	(288,000)	—

9. INVESTMENTS

Condensed, combined financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Eagle, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	3/31/2012	12/31/2011
Current Assets	$231,134	$244,318
Other Assets	324,843	331,321
Current Liabilities	172,870	162,689
Long-term Debt	49,547	73,392
Members’ Equity	333,560	339,558

	Three Months Ended		Six Months Ended
Income Statement	3/31/2012	3/31/2011	3/31/2012	3/31/2011
Revenue	$245,250	$256,352	$545,075	$490,421
Gross Profit	11,418	21,907	60,231	46,797
Net Income	5,942	16,458	48,651	34,071

The Company recorded equity in net income from investments related to the entities described above of $405,000 and $3,659,000 for the three and six months ended April 30, 2012, respectively. For the three and six months ended April 30, 2011 the Company recorded equity in net income from these entities of $1,263,000 and $2,629,000, respectively.

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

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws and environmental regulations (including the Renewable Fuel Standard, implementation of E15 or any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

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

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis. Many in the ethanol industry believe that the lifecycle greenhouse gas analysis used by California unfairly impacts corn based ethanol. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional. This ruling halted implementation of the California LCFS for a period of time. However, in April 2012, a federal appeals court reviewing the case decided to allow California to continue to implement the LCFS until the federal court of appeals could decide the case. Management believes that unless we make modifications to the ethanol plant, the California LCFS may prevent us from selling our ethanol in California. California represents a significant ethanol demand market. Further, the rail line that we use to ship our ethanol makes California an attractive market for our ethanol. If we are unable to sell our ethanol in California, it may negatively impact our ability to profitably operate the ethanol plant.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit expired on December 31, 2011 and was not renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. Management believes that the expiration of VEETC has not had or will have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated now that the blenders' credit was allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in April, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15, including Golden Grain Energy. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Currently, only three states including Iowa, Illinois and Kansas have resolved these issues. In addition, sales of E15 may be limited because it is not approved for use in all vehicles. The EPA requires a label for E15 that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. Finally, certain opponents of the implementation of E15 have raised issues regarding the ethanol blending and distribution infrastructure and whether it is capable of accommodating E15. This issue was raised recently and the EPA is currently investigating these claims. Unless the ethanol industry can overcome these obstacles, E15 may not be readily available in the market for some time which may limit future demand for ethanol.

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

Results of Operations for the Three Months Ended April 30, 2012 and 2011

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended April 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$79,018,996	100.0	$67,503,827	100.0
Cost of Goods Sold	78,168,358	98.9	66,607,657	98.7
Gross Profit	850,638	1.1	896,170	1.3
Operating Expenses	549,222	0.7	645,212	1.0
Operating Income	301,416	0.4	250,958	0.4
Other Income	512,116	0.6	1,220,359	1.8
Net Income	$813,532	1.0	$1,471,317	2.2

Revenue. Our total revenue was higher for the second quarter of 2012 compared to the same period of 2011, primarily due to increased production at the plant as well as higher prices for the distiller grains and corn oil we sold. For the second quarter of 2012, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 0%18% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue. For the second quarter of 2011, ethanol sales accounted for approximately 82% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue and corn oil sales accounted for less than 1% of our total revenue.

The average price we received for our ethanol during the second quarter of 2012 was approximately 15% lower than the average price we received for the same period of 2011. Management attributes this decrease in the average price we received for our ethanol with higher ethanol inventories and lower gasoline demand during the second quarter of 2012 compared to the same period of 2011. Management believes that fuel blenders increased ethanol inventory prior to the end of 2011 in order to take advantage of the expiring VEETC blenders' credit. This resulted in higher than usual ethanol inventories which negatively impacted market ethanol prices. This increase in ethanol inventories was made worse by decreased gasoline demand due to higher gasoline prices early in 2012. Since ethanol is typically blended with gasoline, when gasoline demand decreases it leads to lower ethanol demand and prices. Management anticipates stronger ethanol demand during the summer months of 2012 which management expects will have a positive impact on ethanol prices. However, ethanol inventory is still higher than in recent years which could lead to lower ethanol prices until ethanol supply and demand comes into balance. Currently, ethanol demand has been positively impacted by ethanol exports, mainly to Canada and Brazil. However, these ethanol exports may not continue. If ethanol exports were to decrease, management anticipates that it would significantly decrease ethanol prices in the United States which could impact our ability to profitably operate the ethanol plant.

Our total ethanol gallons sold increased by approximately 25% during the second quarter of 2012 compared to the same period of 2011 due to improved operating efficiency by the ethanol plant, more ethanol inventory on hand at the end of the second quarter of 2011 and less plant down time during the 2012 period. Management anticipates that ethanol sales will remain relatively consistent during the remaining quarters of our 2012 fiscal year provided that we can continue to secure corn at prices that allow us to operate the ethanol plant profitably. Management anticipates that ethanol sales will be lower during our fourth quarter of 2012 due to our semi-annual scheduled maintenance shutdown which typically results in lower ethanol production during our fourth quarter.

The average price we received for our distiller grains increased during the second quarter of 2012 compared to the same period of 2011. Management attributes this increase in distiller grains prices with high corn prices which typically positively impact distiller grains prices and tight supply of corn which is keeping the price of distiller grains up in relationship to the price of corn. The average price we received for our dried distiller grains during the second quarter of 2012 was approximately 4% greater than during the same period of 2011. The average price we received for our modified/wet distiller grains during the second quarter of 2012 was approximately 112% greater than during the same period of 2011. We typically market the vast majority of our distillers grains in the dried form compared to the modified/wet form due to market conditions which favor dried distiller grains. Management makes decisions regarding what form of distiller grains we produce and sell based on these market conditions. Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices. We continue to experience strong export demand for distiller grains which management attributes to higher corn prices and higher world demand for animal feed. While distiller grain exports to China have been lower than prior to the 2011 anti-dumping investigation that is being conducted by the Chinese government, we continue to experience strong export demand from China.

We sold approximately 8% more tons of distiller grains during the second quarter of 2012 compared to the same period of 2011. Management attributes the increase in distiller grain sales to increased production by the ethanol plant. Management anticipates that distiller grains sales will remain steady during the rest of our 2012 fiscal year with an anticipated decrease during our fourth quarter due to our scheduled maintenance shutdown.

The average price we received for our corn oil during the second quarter of 2012 was approximately 2% higher than during the same period of 2011. Management attributes this increase in the average price we received for our corn oil with increased corn prices and corn oil demand from biodiesel production. Management anticipates that corn oil prices will continue at the recent highs as long as corn prices remain high. In addition to the increase in corn oil prices, we sold approximately 400% more corn oil during the second quarter of 2012 compared to the same period of 2011. Management attributes this increase in corn oil sales with improved production processes and procedures which allowed us to significantly increase our corn oil production. Management anticipates continued strong corn oil sales due to these process improvements.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $399,000 during the second quarter of 2012. For the second quarter of 2011, we had a combined realized and unrealized loss on our ethanol derivative instrument positions of approximately $3,127,000. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 11% during the second quarter of 2012 compared to the same period of 2011. Our average cost per bushel of corn during the second quarter of 2012 was approximately 7% lower than during the same period of 2011. Management attributes this decrease in corn costs with lower market corn prices. Corn prices have been volatile during our last two fiscal years, but we experienced slightly lower corn prices per bushel during our most recently completed quarter compared to the same period of 2011. However, management anticipates that corn prices will continue to be volatile during the rest of our 2012 fiscal year and potentially beyond. Management believes that this corn price volatility is related to decreased corn carryover during the last two years which has raised doubts regarding whether the corn supply will be sufficient to satisfy demand. Further, management believes that increased corn exports have increased domestic corn prices and raised concerns regarding whether there will be sufficient corn supply before the new corn crop is harvested in the fall of 2012.

Our corn consumption was approximately 19% higher during the second quarter of 2012 compared to the same period of 2011 due to our increased ethanol production; however, our efficiency in converting corn into ethanol increased by 3% during the second quarter of 2012 compared to the same period of 2011. Management anticipates that our corn consumption will remain at the current conversion levels for the remaining part of 2012. Corn conversion rates have been better in 2012 compared to 2011 because of the quality of the corn crop in the 2011 harvest compared to the 2010 harvest and slight modifications we made to the production process.

Our total cost of goods sold related to natural gas costs decreased by approximately 40% during the second quarter of 2012 compared to the same period of 2011. The average price we paid per mmBtu of natural gas decreased by approximately 45% for the second quarter of 2012 compared to the same period of 2011. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low and increased domestic natural gas production. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or large demand increases. Management believes that the United States may start exporting natural gas in the future which could increase natural gas demand and result in higher domestic natural gas prices. Our natural gas consumption was approximately 8% higher but efficiencies improved by 12% during the second quarter of 2012 compared to the same period of 2011. Management attributes this increase in natural gas consumption with increased ethanol production.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $271,000 during the second quarter of 2012. For the second quarter of 2011, our derivative instrument positions resulted in a combined realized and unrealized gain of approximately $2,509,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.

Operating Expenses. Our operating expenses were lower for the second quarter of 2012 compared to the same period of 2011 due primarily to decreased accounting and legal expenses and fewer expenses related to dues and subscriptions related to various industry groups which we support.

Other Income (Expense). We had other income of approximately $162,000 related to patronage dividends from our lender during the second quarter of 2012 compared to $133,000 for the same period of 2011. We had interest expense during the second quarter of 2011 related to borrowing on our lines of credit with Farm Credit, our primary lender. Our equity in the net income of our investments decreased during the second quarter of 2012 compared to the same period of 2011 due primarily to market conditions in the ethanol industry which negatively impacted results throughout the industry.

Results of Operations for the Six Months Ended April 30, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$163,387,273	100.0	$140,172,091	100.0
Cost of Goods Sold	155,589,702	95.2	133,375,485	95.2
Gross Profit	7,797,571	4.8	6,796,606	4.8
Operating Expenses	1,216,201	0.7	1,292,712	0.9
Operating Income	6,581,370	4.0	5,503,894	3.9
Other Income	3,711,701	2.3	2,429,976	1.7
Net Income	$10,293,071	6.3	$7,933,870	5.7

Revenues. Our total revenues were significantly higher for the first six months of 2012 compared to the same period of 2011. This increase in revenue is a result of a 10% increase in the gallons of ethanol we sold in 2012 as compared to 2011. Management attributes these increases to less production down time and operating efficiencies during 2012 as compared to 2011.

The average price we received for our ethanol was approximately 5% lower for the first six months of 2012 compared to the same period of 2011. Management attributes this decrease in ethanol prices with lower gasoline demand and increased ethanol supply. During the first six months of 2012, we experienced combined realized and unrealized gain on our ethanol swaps of approximately $2.1 million which increased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $6.6 million during the first six months of 2011 which decreased our revenue.

The average price we received for our dried distillers grains was approximately 13% greater for the first six months of 2012 compared to the same period of 2011. In addition, the average price we received for our modified/wet distillers grains was approximately 111% greater for the first six months of 2012 compared to the same period of 2011. Management attributes these price increases with higher corn prices which positively impact the market price of distiller grains. On a total tons basis, we sold approximately 1% more distiller grains during the first six months of 2012 compared to the same period of 2011.

We sold approximately 343% more pounds of corn oil during the first six months of 2012 compared to the same period of 2011. Management attributes this increase in corn oil sales with better performance from the oil separation equipment during 2012 compared to 2011 as well as implementation of operating efficiencies. In addition to the increase in total pounds of corn oil sold, the average price we received for our corn oil increased by approximately 8% for the first six months of 2012 compared to the same period of 2011.

Cost of Goods Sold. Our cost of goods sold was significantly higher for the first six months of 2012 compared to the same period of 2011. Our average cost per bushel of corn was approximately 3% higher during the first six months of 2012 compared to the same period of 2011. We consumed 10% more bushels of corn during the first six months of 2012 compared to the same period of 2011. Management attributes this increase in corn consumption with increased production. We were also able to improve our corn conversion efficiency by 3% for the first six months of 2012 compared to 2011.

Our natural gas costs decreased by approximately 26% during the first six months of 2012 compared to the same period of 2011. The average price we paid per mmBtu of natural gas was approximately 31% lower during the first six months of 2012 compared to the same period of 2011. Our natural gas consumption during the first six months of 2012 was approximately 7% higher compared to the first six months of 2011 and our efficiency also increased by 5% during that same time period. Management attributes this increase in our natural gas consumption with increased production.

We experienced approximately $1.7 million of combined realized and unrealized losses for the first six months of 2012 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced an approximately $4.8 million combined realized and unrealized gain for the first six months of 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were slightly higher during the first six months of 2012 compared to the same period of 2011 primarily due to decreased accounting and legal expenses related to our involvement in the Chinese anti-dumping investigation and fewer expenses related to dues and subscriptions related to various industry groups which we support.

Other Income (Expense). Other income was higher for the first six months of 2012 compared to the same period of 2011 due to increased patronage income from our lender. Interest expense for the first six months of 2012 was lower than the same period of 2011 because borrowing on our credit facilities during the 2012 were less than in 2011. Our income from our investments was significantly higher for the first six months of 2012 compared to the same period of 2011 due to very profitable margins of our investees early on in our fiscal year. Our investments are in other companies that are in the ethanol industry. Management anticipates income from investments to be lower during the remaining quarters of our 2012 fiscal year due to reduced ethanol margins in recent months.

Changes in Financial Condition for the Six Months Ended April 30, 2012

Current Assets. We had more cash on hand at April 30, 2012 compared to October 31, 2011 due to cash being generated by our activities along with the timing of payments we received from our marketer. The significant decrease in our accounts receivable at April 30, 2012 compared to October 31, 2011 was due to the timing of our quarter end with respect to payments we received from our marketer. The value of our inventory was higher at April 30, 2012 compared to October 31, 2011 due to having a higher quantity of ethanol inventory on hand at April 30, 2012 on our balance sheet compared to October 31, 2011. Our prepaid expenses were higher at April 30, 2012 compared to October 31, 2011 primarily due to insurance premium payments we make in November of each year which represent our premiums for the entire year.

Property and Equipment. The net value of our property and equipment was lower at April 30, 2012 compared to October 31, 2011 due to depreciation. We have approximately $3.4 million in construction in progress at April 30, 2012 related to our fermenter construction project which we anticipate will be complete in our third quarter of 2012.

Other Assets. Our other assets were higher at April 30, 2012 compared to October 31, 2011 due mainly to the income we realized during the first six months of 2012 from our various investments and a small increase in our grant receivable. The value of our grant receivable was higher at April 30, 2012 compared to October 31, 2011 due to an increase in our property taxes which resulted in an increase in the value of our county economic development grant.

Current Liabilities. Our accounts payable was higher at April 30, 2012 compared to October 31, 2011 due primarily to timing of our quarter end in relation to our corn payments along with expenses related to our plant shutdown and fermenter project which had not yet been paid as of April 30, 2012. We had no liability related to our derivative instruments as of April 30, 2012 compared to a liability of approximately $288,000 at October 31, 2011 related to unrealized losses we had at that time.

Long-term Liabilities. Our long-term liabilities were lower at April 30, 2012 compared to October 31, 2011, primarily due to deferred compensation payments we made during our first six months of 2012 and payments we made on our long-term debt related to notes payable to the City of Mason City for our water system and a seller financing promissory note related to our cream yeast system. Further, our deferred revenue was lower at April 30, 2012 compared to October 31, 2011 due to continuing amortization of deferred revenue.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of April 30, 2012, we had approximately $25 million available pursuant to our variable line of credit and $5 million available pursuant to our seasonal line of credit.

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

The following table shows our cash flows for the six months ended April 30, 2012 and 2011:

	Six Months Ended April 30
	2012	2011
Net cash provided by operating activities	$21,713,470	$10,420,094
Net cash (used in) investing activities	(3,068,513)	(1,066,095)
Net cash (used in) financing activities	(15,951,469)	(9,473,385)

Cash Flow From Operations

Our cash flows from operations for the first six months of 2012 were higher primarily due to an increase in our net income along with changes in our accounts receivable and inventory which positively impacted our cash flow from operations as compared to the same period of 2011.

Cash Flow From Investing Activities

We used more cash for investing activities during the first six months of 2012 compared to the same period of 2011 primarily due to our fermenter construction project. During the first six months of 2011, we used cash primarily for our centrifuge replacement project.

Cash Flow From Financing Activities.

During the first six months of 2012, we primarily used cash for financing activities related to a distribution we paid to our members. During the first six months of 2011, we used significantly more cash to repay our long-term debt with Farm Credit along with a smaller distribution that we paid to our members.

Short-Term and Long-Term Debt Sources

On July 23, 2010, we entered into a new comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively "Farm Credit"). The total face amount of this new comprehensive credit facility was $35 million which was split among two separate loans: (i) a $30 million variable line of credit with a maturity date of February 1, 2017 which is subject to a reduction in the amount we can borrow over time; and (ii) a $5 million seasonal line of credit with a maturity date of August 1, 2012. In exchange for this new comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

Variable Line of Credit

We have a long-term revolving line of credit with an original available amount of $30 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of April 30, 2012, we had no amount outstanding on this loan. If we had an amount outstanding on this loan at April 30, 2012, it would have accrued interest at a rate of 3.39% per year. As of April 30, 2012, we had approximately $25 million available to be drawn on this loan.

Seasonal Line of Credit

The maturity date of this seasonal line of credit is August 1, 2012. Interest on this loan accrues at 2.9% above the One-Month LIBOR. The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We agreed to pay an annual fee of 0.3% of the unused portion of this loan. As of April 30, 2012, we had no amount outstanding on this loan and $5 million available to be drawn. If we had a balance on this line of credit at April 30, 2012, interest would have accrued at a rate of 3.14% per year.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2012, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We were not exposed to market risk related to interest rates as we did not have any amount outstanding on variable interest debt as of April 30, 2012. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2012, we had price protection in place for approximately 17% of our anticipated corn needs, approximately 19% of our natural gas needs and approximately 9% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	880,000	MMBTU	10%	$274,000
Ethanol	99,692,000	Gallons	10%	$20,397,000
Corn	32,005,943	Bushels	10%	$20,036,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended April 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, operating margins in the ethanol industry have been reduced which has negatively impacted our profitability. Our ability to profitably operate the ethanol plant is primarily dependent on the spread between the price we pay for corn and the price we receive for our ethanol. Recently, the price of corn has been comparatively higher than the price of ethanol which has resulted in tighter operating margins, both at our ethanol plant and in the ethanol industry generally. These tighter operating margins affect our profitability. While in recent years the price of ethanol has followed the price of corn, this correlation has been less reliable during calendar year 2012 due to higher ethanol supplies and relatively lower ethanol demand. If this supply and demand imbalance continues and our operating margins decrease further or become negative, it may negatively impact our ability to profitably operate which could negatively impact the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS was delayed by a court ruling that the law is unconstitutional, the effect of this ruling was appealed by the State of California. The federal appeals court which is reviewing the California LCFS has allowed enforcement to continue until the court of appeals decides the case. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2012 and October 31, 2011, (ii) Statements of Operations for the three and six months ended April 30, 2012 and 2011, (iii) Statements of Cash Flows for the six months ended April 30, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 13, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2012	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)