Form 10-Q
period 2012-07-31
GOLDEN GRAIN ENERGY
filed 2012-09-13
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 13, 2012, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$—	$485,088
Accounts receivable	15,940,020	14,910,784
Other receivables	772,877	816,544
Due from broker	2,552,032	391,731
Inventory	7,617,615	5,885,738
Prepaid expenses and other	1,381,583	1,259,485
Total current assets	28,264,127	23,749,370

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,293,819
Office equipment	320,345	317,569
Plant and process equipment	73,681,207	69,245,793
Construction in progress	1,512,461	204,741
	125,995,725	120,086,007
Less accumulated depreciation	54,281,570	47,528,188
Net property and equipment	71,714,155	72,557,819

Other Assets
Investments	23,103,091	21,975,507
Grant receivable, net of current portion	1,747,423	2,058,627
Debt issuance costs, net of accumulated amortization (2012 $23,676; 2011 $14,797)	53,271	62,150
Total other assets	24,903,785	24,096,284

Total Assets	$124,882,067	$120,403,473

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
Current Liabilities
Outstanding checks in excess of bank balance	$766,262	$—
Current portion long-term debt	33,774	44,959
Accounts payable	6,389,307	4,921,605
Accrued expenses	1,141,642	1,052,325
Derivative instruments	1,582,460	287,782
Deferred revenue	415,345	431,931
Total current liabilities	10,328,790	6,738,602

Long-term Liabilities
Deferred compensation	229,922	337,790
Long-term debt, net of current maturities	9,466,532	108,617
Deferred revenue, net of current portion	1,254,550	1,622,833
Total long-term liabilities	10,951,004	2,069,240

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	103,602,273	111,595,631

Total Liabilities and Members’ Equity	$124,882,067	$120,403,473

Notes to Financial Statements are an integral part of this Statement.
GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011

Revenues	$85,411,913	$89,806,943	$248,799,186	$229,979,034

Cost of Goods Sold	87,321,041	83,654,774	242,910,743	217,030,259

Gross Profit (Loss)	(1,909,128)	6,152,169	5,888,443	12,948,775

Operating Expenses	435,667	592,478	1,651,868	1,885,190

Operating Income (Loss)	(2,344,795)	5,559,691	4,236,575	11,063,585

Other Income (Expense)
Other income	120	—	163,077	135,721
Interest expense	(33,944)	(150,830)	(144,351)	(485,093)
Equity in net income (loss) of investments	(8,810)	1,243,435	3,650,341	3,871,953
Total	(42,634)	1,092,605	3,669,067	3,522,581

Net Income (Loss)	$(2,387,429)	$6,652,296	$7,905,642	$14,586,166

Basic & diluted net income (loss) per unit	$(0.10)	$0.27	$0.32	$0.60
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	24,460,000	24,460,000	24,460,000	24,460,000
Distributions Per Unit	$—	$—	$0.65	$0.25

Notes to Financial Statements are an integral part of this Statement.
GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2012	July 31, 2011

Cash Flows from Operating Activities
Net income	$7,905,642	$14,586,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,762,262	6,939,514
Unrealized loss (gain) on risk management activities	1,294,678	(1,649,195)
Amortization of deferred revenue	(384,870)	(295,264)
Accretion of interest on grant receivable	(65,228)	(146,193)
Earnings in excess of distributions from investments	(1,127,584)	(3,256,401)
Deferred compensation expense	50,875	178,453
Change in assets and liabilities
Accounts receivable	(1,029,236)	(119,943)
Inventory	(1,731,877)	(3,241,297)
Due from broker	(2,160,301)	733,036
Prepaid expenses and other	(26,353)	(903,282)
Accounts payable	1,298,614	812,919
Accrued expenses	89,317	129,558
Deferred compensation payable	(158,743)	(91,595)
Net cash provided by operating activities	10,717,196	13,676,476

Cash Flows from Investing Activities
Capital expenditures	(5,740,630)	(1,378,791)
Net cash (used in) investing activities	(5,740,630)	(1,378,791)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	766,262	1,162,888
Proceeds from long-term debt	9,407,230	—
Payments for long-term debt	(60,500)	(7,986,900)
Distributions to members	(15,899,000)	(6,115,000)
Payments received on grant receivable	324,354	521,941
Net cash (used in) financing activities	(5,461,654)	(12,417,071)

Net (Decrease) in Cash and Equivalents	(485,088)	(119,386)

Cash and Equivalents – Beginning of Period	485,088	119,386

Cash and Equivalents – End of Period	$—	$—

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest ($25,800 and $0, respectively)	$145,260	$360,736

Supplemental Schedule of Non Cash Activities
Accounts Payable related to Construction in Process	$169,088	$—
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

Certain items have been reclassified within other income (expense) on the statements of operations for the three and nine months ended July 31, 2011. The changes do not affect net income (loss) but were changed to agree with the classifications used in the July 31, 2012 financial statements.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three months ended July 31, 2012 for all companies is based on the investee's results for the quarter ended June 30, 2012.

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

Net income (loss) per unit
Basic and diluted earnings per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of July 31, 2012 or October 31, 2011 for environmental liabilities.

Fair Value
Financial instruments include cash and equivalents, receivables, due from broker, accounts payable, accrued expenses, long-term debt and derivative instruments. Management believes the fair value of each of these instruments approximates their carrying value as of the balance sheet date. The fair value of derivative financial instruments is based on quoted market prices. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the third quarter of 2012, ethanol sales accounted for approximately 77% of total revenue, distiller grains sales accounted for approximately 20% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 79% of cost of goods sold. For the first nine months of 2012, ethanol sales accounted for approximately 79% of total revenue, distiller grains sales accounted for approximately 18% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 82% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which we sell ethanol and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of July 31, 2012 and October 31, 2011:

	July 31, 2012	October 31, 2011
Raw Materials	$4,483,946	$3,271,262
Work in Process	2,138,400	1,937,325
Finished Goods	995,269	677,151
Totals	$7,617,615	$5,885,738

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with original maximum borrowings of $30,000,000 and $5,000,000 and maturing on February 1, 2017 and August 1, 2012, respectively. The $5,000,000 seasonal revolving loan was canceled effective July 16, 2012 and therefore has no borrowings available. Interest on the remaining revolving term loan is payable monthly at 3.15% above the one-month LIBOR (3.39% as of July 31, 2012). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of July 31, 2012, the Company had approximately $9.4 million outstanding and $15.6 million total additional available to borrow under the credit agreement.

The Company has other notes payable of approximately $93,000 and $154,000 outstanding as of July 31, 2012 and October 31, 2011, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three and nine months ended July 31, 2012 totaled approximately $26,930,000 and $$89,217,000, respectively. Purchases during the same periods of 2011 totaled approximately $29,246,000 and $75,937,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $27,000 and $141,000 to operating expenses during the three and nine months ended July 31, 2012 and $65,000 and $227,000 for the same periods of

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

2011, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three and nine months ended July 31, 2012, the Company recorded compensation expense related to this plan of approximately $12,000 and $51,000, respectively. During the same periods of 2011, the Company recorded compensation expense related to this plan of approximately $72,000 and $178,000. As of July 31, 2012, and October 31, 2011, the Company had a liability of approximately $230,000 and $338,000 outstanding as deferred compensation and has approximately $14,000 to be recognized as future compensation expense. Two of the employees covered under this plan are fully vested, one employee has a vesting schedule of less than one year and another employee has approximately four years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of July 31, 2012. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 13,000 unvested equivalent phantom units outstanding under this plan as of July 31, 2012.

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers
The Company has entered into marketing agreements with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol, distiller grains and corn oil inventory produced by the Company. The distiller grains agreement was executed in December 2010 for an initial nine month period of time beginning on January 1, 2011 and automatically extends for an additional one year term unless written notice is given. The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place as of July 31, 2012 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Sales ethanol, distiller grains & corn oil	$85,963,000	$93,658,000	$247,597,000	$232,854,000
Marketing fees	210,000	237,000	548,000	564,000

As of	July 31, 2012	October 31, 2011
Amount due from marketer of ethanol, distiller grains & corn oil	$15,381,000	$14,904,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2012 and 2011 and the fair value of derivatives as of July 31, 2012 and October 31, 2011:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$1,182,000	$(1,523,000)	$(341,000)
three months ending July 31, 2012	Cost of Goods Sold	(5,299,000)	(168,000)	(5,467,000)
	Total	(4,117,000)	(1,691,000)	(5,808,000)

Commodity Contracts for the	Revenue	$(304,000)	$(3,310,000)	$(3,614,000)
three months ending July 31, 2011	Cost of Goods Sold	88,000	3,982,000	4,070,000
	Total	(216,000)	672,000	456,000

Commodity Contracts for the	Revenue	$1,252,000	$499,000	$1,751,000
nine months ending July 31, 2012	Cost of Goods Sold	(5,391,000)	(1,794,000)	(7,185,000)
	Total	(4,139,000)	(1,295,000)	(5,434,000)

Commodity Contracts for the	Revenue	$(6,924,000)	$(3,310,000)	$(10,234,000)
nine months ending July 31, 2011	Cost of Goods Sold	6,995,000	1,828,000	8,823,000
	Total	71,000	(1,482,000)	(1,411,000)

	Balance Sheet Classification	July 31, 2012	October 31, 2011
Futures contracts through December 2012	Current Asset (Liabilities)	$(1,582,000)	$(288,000)

As of July 31, 2012, the Company had approximate outstanding purchase commitments:

	Commitments Through	Amount
Corn - fixed price	May 2013	$11,075,000
Corn - basis contract	December 2012	36,398,000
Natural Gas - fixed price	August 2015	9,231,000

As of July 31, 2012, the Company has fixed price contracts in place for approximately 11% of our anticipated corn needs, approximately 16% of our natural gas needs and approximately 2% of our ethanol sales for the next 12 months.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Assets (Liabilities), derivative financial instruments
July 31, 2012	$(1,582,000)	—	$(1,582,000)	—
October 31, 2011	(288,000)	—	(288,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Eagle, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	6/30/2012	12/31/2011
Current Assets	$238,759	$244,318
Other Assets	318,335	331,321
Current Liabilities	166,383	162,689
Long-term Debt	56,588	73,392
Members’ Equity	334,123	339,558

	Three Months Ended		Nine Months Ended
Income Statement	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Revenue	$243,389	$293,250	$788,463	$783,670
Gross Profit	5,013	29,705	64,747	76,501
Net Income	563	23,722	49,214	57,793

The Company recorded equity in net income from investments related to the entities described above of approximately $(9,000) and $3,650,000 for the three and nine months ended July 31, 2012, respectively. For the three and nine months ended July 31, 2011 the Company recorded equity in net income from these entities of approximately $1,243,000 and $3,872,000, respectively.

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

Our revenue is derived primarily from the sale and distribution of our ethanol, distiller grains and corn oil. We market our products through Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer. We are an equity owner of RPMG, LLC which allows us to realize favorable marketing fees in the sale of our ethanol, distiller grains and corn oil.

In August 2012, we approved an amended marketing agreement with RPMG. The Member Amended and Restated Ethanol Marketing Agreement (the "RPMG Agreement") is effective on October 1, 2012. Prior to October 1, 2012, we will continue to market our ethanol through RPMG pursuant to our current ethanol marketing agreement. The RPMG Agreement changes the manner in which certain costs and capital requirements are allocated between the owners of RPMG. Further, the RPMG Agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The RPMG Agreement provides that RPMG is our exclusive ethanol marketer. The term of the RPMG Agreement is perpetual, until it is terminated according to the RPMG Agreement. The primary reasons the RPMG Agreement would terminate are if we cease to be an owner of RPMG, if there is a breach of the RPMG Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the RPMG Agreement. Notwithstanding our right to terminate the RPMG Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If the RPMG Agreement is terminated, it would trigger a redemption by RPMG of our ownership interest in RPMG.

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

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit expired on December 31, 2011 and was not renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. Management believes that the expiration of VEETC has not had or will have a significant effect on ethanol demand provided gasoline prices remain high and the renewable fuels use requirement of the Federal Renewable Fuels Standard ("RFS") is maintained. The RFS requires that a certain amount of renewable fuels must be used in the United States each year. However, if the RFS is repealed, ethanol demand may be significantly impacted. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, several states have recently requested waivers of the RFS requirements. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated now that the blenders' credit was allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still significant federal and state regulatory hurdles that needed to be addressed before E15 will be readily available in the marketplace. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15, including Golden Grain Energy. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Currently, only three states including Iowa, Illinois and Kansas have resolved these issues. In addition, sales of E15 may be limited because it is not approved for use in all vehicles. The EPA requires a label for E15 that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. Unless the ethanol industry can overcome these obstacles, E15 may not be readily available in the market for some time which may limit future demand for ethanol.

In the past, United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Due to recent increases in ethanol prices, management believes that ethanol imports to the United States, primarily from Brazil, have increased. This may result in lower demand for ethanol produced in the United States and result in increased competition in the United States ethanol market.

Results of Operations for the Three Months Ended July 31, 2012 and 2011

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended July 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$85,411,913	100.0	$89,806,943	100.0
Cost of Goods Sold	87,321,041	102.2	83,654,774	93.1
Gross Profit (Loss)	(1,909,128)	(2.2)	6,152,169	6.9
Operating Expenses	435,667	0.5	592,478	0.7
Operating Income (Loss)	(2,344,795)	(2.7)	5,559,691	6.2
Other Income (Expense)	(42,634)	—	1,092,605	1.2
Net Income (Loss)	$(2,387,429)	(2.8)	$6,652,296	7.4

Revenue. Our total revenue was lower for the third quarter of 2012 compared to the same period of 2011, primarily due to a lower sales price for the ethanol we sold during the 2012 period. For the third quarter of 2012, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue. For the third quarter of 2011, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for less than 2% of our total revenue.

The average price we received for our ethanol during the third quarter of 2012 was approximately 19% lower than the average price we received for the same period of 2011. Management attributes this decrease in the average price we received for our ethanol with higher ethanol inventories and lower gasoline demand during the third quarter of 2012 compared to the same period of 2011. Management believes that fuel blenders increased ethanol inventory prior to the end of 2011 in order to take advantage of the expiring VEETC blenders' credit. This resulted in higher than usual ethanol inventories which negatively impacted market ethanol prices. This increase in ethanol inventories was made worse by decreased gasoline demand due to higher gasoline prices. Since ethanol is typically blended with gasoline, when gasoline demand decreases it leads to lower ethanol demand and prices. Management anticipates stronger ethanol demand during the fourth quarter of 2012. However, ethanol inventory is still higher than in recent years which could lead to lower ethanol prices until ethanol supply and demand comes into balance.

Our total ethanol gallons sold increased by approximately 6% during the third quarter of 2012 compared to the same period of 2011 due to improved operating efficiency by the ethanol plant and more ethanol inventory on hand at the end of the third quarter of 2011. Management anticipates that ethanol sales price will remain relatively consistent during the remaining quarter of our 2012 fiscal year provided that we can continue to secure corn at prices that allow us to operate the ethanol plant profitably. Management anticipates that ethanol sales quantity will be lower during our fourth quarter of 2012 due to our semi-annual scheduled maintenance shutdown which typically results in lower ethanol production during our fourth quarter.

The average price we received for our distiller grains increased during the third quarter of 2012 compared to the same period of 2011. Management attributes this increase in distiller grains prices with high corn prices which typically positively impact distiller grains prices and tight supply of corn which is keeping the price of distiller grains up in relationship to the price of corn. The average price we received for our dried distiller grains during the third quarter of 2012 was approximately 13% greater than during the same period of 2011. The average price we received for our modified/wet distiller grains during the third quarter of 2012 was approximately 64% greater than during the same period of 2011. We typically market the vast majority of our distillers grains in the dried form compared to the modified/wet form due to market conditions which favor dried distiller grains. Management makes decisions regarding what form of distiller grains we produce and sell based on these market conditions. Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices. We continue to experience strong export demand for distiller grains which management attributes to higher corn prices and higher world demand for animal feed. In June 2012, the anti-dumping investigation that was being conducted by the Chinese government was concluded with no tarriff imposed. We have experienced strong export demand from China.

We sold approximately 2% less tons of distiller grains during the third quarter of 2012 compared to the same period of 2011. Management attributes the decrease in distiller grain sales to increased production of corn oil by the ethanol plant. Management anticipates that distiller grains sales will decrease slightly during the fourth quarter of 2012 due to our scheduled maintenance shutdown.

The average price we received for our corn oil during the third quarter of 2012 was approximately 13% lower than during the same period of 2011. Management attributes this decrease in the average price we received for our corn oil with increased corn oil supplies. Management anticipates that corn oil prices will continue at the recent levels as long as corn prices remain high. We sold approximately 68% more corn oil during the third quarter of 2012 compared to the same period of 2011. Management attributes this increase in corn oil sales with improved production processes and procedures which allowed us to significantly increase our corn oil production. Management anticipates continued strong corn oil sales due to these process improvements.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $341,000 during the third quarter of 2012. For the third quarter of 2011, we had a combined realized and unrealized loss on our ethanol derivative instrument positions of approximately $3.6 million. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn decreased by approximately 7% during the third quarter of 2012 compared to the same period of 2011. Our average cost per bushel of corn during the third quarter of 2012 was approximately 8% lower than during the same period of 2011. Management attributes this decrease in corn costs with lower corn prices during the early part of our third quarter of 2012 due to more acres of corn being planted in 2012 and the prospects of a larger crop which were anticipated until the dry weather started to take its toll on the corn crop. Corn prices increased towards the end of the third quarter of 2012 when hot and dry weather conditions resulted in concerns regarding the amount of corn which would be harvested in the fall of 2012. Corn prices have been volatile during our last two fiscal years and management anticipates that corn prices will continue to be volatile during the rest of our 2012 fiscal year and beyond. Management believes that this corn price volatility is related to decreased corn carryover during the last two years which has raised doubts regarding whether the corn supply will be sufficient to satisfy demand. Further, the drought that the majority of the corn belt has been experiencing during most of the 2012 growing season is raising concerns regarding whether there will be sufficient corn supply when the new corn crop is harvested in the fall of 2012.

Our corn consumption was relatively the same during the third quarter of 2012 compared to the same period of 2011 because our efficiency in converting corn into ethanol increased by 1% during the third quarter of 2012 compared to the same period of 2011. Management anticipates that our corn consumption will remain at the current conversion levels for the remaining part of 2012. Corn conversion rates have been better in 2012 compared to 2011 because of the quality of the corn crop in the 2011 harvest compared to the 2010 harvest and slight modifications we made to the production process. If the new crop corn conditions have deteriorated because of the drought experienced this summer it could lead to a decrease in conversion levels.

Our total cost of goods sold related to natural gas costs decreased by approximately 42% during the third quarter of 2012 compared to the same period of 2011. The average price we paid per mmBtu of natural gas decreased by approximately 40% for the third quarter of 2012 compared to the same period of 2011. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low and increased domestic natural gas production. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or large demand increases. Management believes that the United States may start exporting natural gas in the future which could increase natural gas demand and result in higher domestic natural gas prices. Our natural gas consumption was approximately 5% lower during the third quarter of 2012 compared to the same period of 2011 because of improved efficiencies in operating the ethanol plant.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $5.5 million during the third quarter of 2012. For the third quarter of 2011, our derivative instrument positions resulted in a combined realized and unrealized gain of approximately $4.1 million. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.

Operating Expenses. Our operating expenses were lower for the third quarter of 2012 compared to the same period of 2011 due primarily to decreased accounting and legal expenses and fewer expenses related to dues and subscriptions related to various industry groups which we support.

Other Income (Expense). We had interest expense during the third quarter of 2012 and 2011 related to borrowing on our lines of credit with Farm Credit, our primary lender. We also capitalized approximately $26,000 of interest for our fermentor project during our third quarter of 2012. Our equity in the net income of our investments decreased during the third quarter of 2012 compared to the same period of 2011 due primarily to market conditions in the ethanol industry which negatively impacted results throughout the industry. Our investments are in other companies involved in the ethanol industry.

Results of Operations for the Nine Months Ended July 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$248,799,186	100.0	$229,979,034	100.0
Cost of Goods Sold	242,910,743	97.6	217,030,259	94.4
Gross Profit	5,888,443	2.4	12,948,775	5.6
Operating Expenses	1,651,868	0.7	1,885,190	0.8
Operating Income	4,236,575	1.7	11,063,585	4.8
Other Income	3,669,067	1.5	3,522,581	1.5
Net Income	$7,905,642	3.2	$14,586,166	6.3

Revenues. Our total revenues were higher for the first nine months of 2012 compared to the same period of 2011. This increase in revenue is a result of a 9% increase in the gallons of ethanol we sold in 2012 as compared to 2011. Management attributes these increases to less production down time and operating efficiencies during 2012 as compared to 2011 that allowed us to increase production throughput.

The average price we received for our ethanol was approximately 10% lower for the first nine months of 2012 compared to the same period of 2011. Management attributes this decrease in ethanol prices with lower gasoline demand and increased ethanol supply. During the first nine months of 2012, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $1.8 million which increased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $10.2 million during the first nine months of 2011 which decreased our revenue.

The average price we received for our dried distillers grains was approximately 13% greater for the first nine months of 2012 compared to the same period of 2011. In addition, the average price we received for our modified/wet distillers grains was approximately 90% greater for the first nine months of 2012 compared to the same period of 2011. Management attributes these price increases with less corn supply which positively impacted the market price of distiller grains. On a total tons basis, we sold approximately the same amount of distiller grains during the first nine months of 2012 compared to the same period of 2011.

We sold approximately 187% more pounds of corn oil during the first nine months of 2012 compared to the same period of 2011. Management attributes this increase in corn oil sales with better performance from the oil separation equipment during 2012 compared to 2011 as well as implementation of operating efficiencies. In addition to the increase in total pounds of corn oil sold, the average price we received for our corn oil was relatively the same for the first nine months of 2012 compared to the same period of 2011.

Cost of Goods Sold. Our cost of goods sold was significantly higher for the first nine months of 2012 compared to the same period of 2011. Our average cost per bushel of corn was approximately 1% lower during the first nine months of 2012 compared to the same period of 2011. We consumed 7% more bushels of corn during the first nine months of 2012 compared to the same period of 2011. Management attributes this increase in corn consumption with increased production. We were also able to improve our corn conversion efficiency by 2% for the first nine months of 2012 compared to 2011.

Our natural gas costs decreased by approximately 32% during the first nine months of 2012 compared to the same period of 2011. The average price we paid per mmBtu of natural gas was approximately 34% lower during the first nine months of 2012 compared to the same period of 2011. Our natural gas consumption during the first nine months of 2012 was approximately 3% higher compared to the first nine months of 2011 and our efficiency also increased by 5% during that same time period. Management attributes this increase in our natural gas consumption with increased production.

We experienced approximately $7.2 million of combined realized and unrealized losses for the first nine months of 2012 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $8.8 million of combined realized and unrealized gains for the first nine months of 2011 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were slightly lower during the first nine months of 2012 compared to the same period of 2011 primarily due to decreased accounting and legal expenses related to our involvement in the Chinese anti-

dumping investigation and fewer expenses related to dues and subscriptions related to various industry groups which we support.

Other Income (Expense). Other income was slightly higher for the first nine months of 2012 compared to the same period of 2011 due to increased patronage income from our lender. Interest expense for the first nine months of 2012 was lower than the same period of 2011 because borrowing on our credit facilities during the first nine months of 2012 was less than in 2011. Our income from our investments was lower for the first nine months of 2012 compared to the same period of 2011 due to declining margins of our investees throughout our fiscal year. Management anticipates income from investments to be lower during the last quarter of our 2012 fiscal year due to reduced ethanol margins in recent months.

Changes in Financial Condition for the Nine Months Ended July 31, 2012

Current Assets. We had less cash on hand at July 31, 2012 compared to October 31, 2011 due to less cash being generated by our operating activites along with cash we used for capital expenditures and distributions to members during our 2012 fiscal year. The increase in our accounts receivable at July 31, 2012 compared to October 31, 2011 was due to the timing of our quarter end with respect to payments we received from our marketer. The value of our inventory was higher at July 31, 2012 compared to October 31, 2011 due to having a higher quantity of corn and finished goods inventory on hand at July 31, 2012 compared to October 31, 2011. Our prepaid expenses were higher at July 31, 2012 compared to October 31, 2011 primarily due to insurance premium payments we make in November of each year which represent our premiums for the entire year.

Property and Equipment. The net value of our property and equipment was lower at July 31, 2012 compared to October 31, 2011 due to depreciation. We have approximately $1.5 million in construction in progress at July 31, 2012 related to our grain handling system upgrade and expansion project which we anticipate will be complete during our 2013 fiscal year.

Other Assets. Our other assets were higher at July 31, 2012 compared to October 31, 2011 due mainly to the increase in value of our various investments during the first nine months of 2012. The value of our grant receivable was lower at July 31, 2012 compared to October 31, 2011 due to payments received from our county economic development grant during our 2012 fiscal year.

Current Liabilities. Our accounts payable was higher at July 31, 2012 compared to October 31, 2011 due primarily to higher payables for corn as of July 31, 2012. We had a liability of $1,582,000 related to our derivative instruments as of July 31, 2012 compared to a liability of approximately $288,000 at October 31, 2011. These liabilities relate to unrealized losses on our derivative instruments at July 31, 2012 and October 31, 2011 respectively.

Long-term Liabilities. Our long-term liabilities were higher at July 31, 2012 compared to October 31, 2011, primarily due to a loan balance of approximately $9,407,000 we had outstanding with our primary lender. Management attributes the increase in our loan balance to derivative instrument losses we experienced in July in addition to payments we made for distributions to members earlier in the year and the fermentor and grain handling system. Deferred compensation liabilities were lower at July 31, 2012 due to payments we made on our deferred compensation arrangements during the first nine months of 2012. Further, our deferred revenue was lower at July 31, 2012 compared to October 31, 2011 due to continuing amortization of our county economic development grant revenue.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of July 31, 2012, we had approximately $15.6 million available pursuant to our variable line of credit. Our seasonal line of credit was canceled on July 16, 2012 which reduced the amount of credit available to us by $5 million.

We do not currently anticipate seeking additional equity or debt financing in the near term. However, should we experience unfavorable operating conditions in the future, we may have to secure additional debt or equity financing for working capital or other purposes.

We do not currently anticipate any significant purchases of property and equipment, beyond our current grain handling system upgrade and expansion, that would require us to secure additional capital in the next 12 months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require capital expenditures.

The following table shows our cash flows for the nine months ended July 31, 2012 and 2011:

	Nine Months Ended July 31
	2012	2011
Net cash provided by operating activities	$10,717,196	$13,676,476
Net cash (used in) investing activities	(5,740,630)	(1,378,791)
Net cash (used in) financing activities	(5,461,654)	(12,417,071)

Cash Flow From Operations

Our cash flows from operations for the first nine months of 2012 were lower primarily due to a decrease in our net income along with additional cash being held in our margin account with our commodities broker as compared to the same period of 2011. We are required to deposit cash in our margin account to offset unrealized losses we have outstanding on our derivative instrument positions.

Cash Flow From Investing Activities

We used more cash for investing activities during the first nine months of 2012 compared to the same period of 2011 primarily due to our fermenter and grain handling upgrade and expansion projects. During the first nine months of 2011, we used cash primarily for our centrifuge replacement project.

Cash Flow From Financing Activities.

During the first nine months of 2012, we primarily used cash for financing activities related to a distribution we paid to our members offset by borrowings on our line of credit of approximately $9.4 million. During the first nine months of 2011, we used significantly more cash to repay our long-term debt along with a smaller distribution that we paid to our members.

Short-Term and Long-Term Debt Sources

On July 23, 2010, we entered into a new comprehensive credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively "Farm Credit"). The total face amount of this new comprehensive credit facility was $35 million which was split among two separate loans: (i) a $30 million variable line of credit with a maturity date of February 1, 2017 which is subject to a reduction in the amount we can borrow over time; and (ii) a $5 million seasonal line of credit with a maturity date of August 1, 2012. The seasonal line of credit was canceled on July 16, 2012 so we no longer have access to this additional $5 million in credit. In exchange for this new comprehensive credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

Variable Line of Credit

We have a long-term revolving line of credit with an original available amount of $30 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of July 31, 2012, we had approximately $9.4 million outstanding on this loan with an accrued interest rate of 3.39% per year. As of July 31, 2012, we had approximately $15.6 million available to be drawn on this loan.

Seasonal Line of Credit

We canceled our seasonal line of credit early on July 16, 2012 and therefore we did not have the seasonal line of credit available to us at the end of our third quarter of 2012. The original maturity date of the seasonal line of credit was August 1, 2012. As a result, we had no amount outstanding on the seasonal line of credit as of July 31, 2012.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2012, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Grants and Government Programs

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located. Based on our 2009 assessment, the total amount of these grants is expected to be approximately $9 million, which will be paid semi-annually over a 10-year period with the final payment being made in 2019.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $9.4 million outstanding in variable rate debt as of July 31, 2012. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of July 31, 2012 would be approximately $32,000.

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

As of July 31, 2012, we had price protection in place for approximately 11% of our anticipated corn needs, approximately 16% of our natural gas needs and approximately 2% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,502,000	MMBTU	10%	$749,000
Ethanol	107,999,000	Gallons	10%	$26,352,000
Corn	34,152,616	Bushels	10%	$25,071,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended July 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Member Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Golden Grain Energy, LLC dated August 27, 2012.*+
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2012 and October 31, 2011, (ii) Statements of Operations for the three and nine months ended July 31, 2012 and 2011, (iii) Statements of Cash Flows for the nine months ended July 31, 2012 and 2011, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.
+    Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 13, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2012	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)