Form 10-K
period 2012-10-31
GOLDEN GRAIN ENERGY
filed 2012-12-19
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

As of April 30, 2012, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,851,168. As of April 30, 2012, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $358,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 19, 2012, there were 23,540,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

•	The effect our hedging activities has on our financial performance and cash flows;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in corn availability due to growing conditions including unfavorable weather patterns;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws and environmental regulations (including the elimination or waiver of the Renewable Fuel Standard);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

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

PART I

ITEM 1.    BUSINESS

Business Development

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant in Mason City in north central Iowa. References to "we," "us," "our" and the "Company" refer to Golden Grain Energy, LLC. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant. We started producing corn oil at the plant in 2009.

On December 15, 2011, we executed the Third Amended Management Services Agreement with Homeland Energy Solutions, LLC ("HES"). The purpose of the Agreement was to incorporate two prior minor amendments to our management services agreement with HES into one agreement and to make other ministerial amendments. We also reduced the number of shared managers that are covered by the agreement. Currently, we share the management services of our Chief Executive Officer. HES shares the management services of its EPA Compliance Officer. However, starting in January 2013, we do not anticipate continuing to use the services of HES's EPA Compliance Officer. The material terms of the management services agreement remain unchanged.

In December 2011, we executed a Construction Services Agreement with Fagen, Inc. to construct an additional fermenter at our ethanol plant. Fagen, Inc. is the company that constructed our ethanol plant and expansion. Construction of the additional fermenter began in December 2011 and was completed in June 2012.

In July 2012 we commenced construction of certain upgrades to our grain handling equipment, increasing our corn grinding capacity and adding an additional 600,000 bushels of grain storage capacity. Construction of these capital improvements is ongoing and is expected to be completed during our 2013 fiscal year.

In August 2012, we approved an amended marketing agreement with Renewable Products Marketing Group, LLC ("RPMG"). The Member Amended and Restated Ethanol Marketing Agreement (the "RPMG Agreement") was effective on October 1, 2012. Prior to October 1, 2012, we continued to market our ethanol through RPMG pursuant to our former ethanol marketing agreement. The RPMG Agreement changes the manner in which certain costs and capital requirements are allocated between the owners of Renewable Products Marketing Group, LLC ("RPMG, LLC"). Further, the RPMG Agreement provides that we can sell our ethanol either through an index arrangement or at a fixed price agreed to between us and RPMG. The RPMG Agreement provides that RPMG is our exclusive ethanol marketer. The term of the RPMG Agreement is perpetual, until it is terminated according to the RPMG Agreement. The primary reasons the RPMG Agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the RPMG Agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the RPMG Agreement. Notwithstanding our right to terminate the RPMG Agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination, we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If the RPMG Agreement is terminated, it would trigger a redemption by RPMG, LLC of our ownership interest in RPMG, LLC.

On December 12, 2012, we executed an agreement with our largest member to repurchase and retire all of the units owned by this member. We agreed to close on this repurchase prior to December 31, 2012. We repurchased and retired 4,577,000 membership units in exchange for $17 million. We are in the process of amending our loan agreements with our primary lender in order to provide additional amounts that we can draw on our line of credit in order to complete the repurchase.

Financial Information

Please refer to "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information about our revenue, profit and loss measurements and total assets and liabilities and "ITEM 8. Financial Statements and Supplementary Data" for our financial statements and supplementary data.

Principal Products

The principal products that we produce are ethanol, distiller grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our principal products for each of our last three fiscal years.

Product	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Ethanol	77%	82%	85%
Distiller Grains	20%	16%	14%
Corn Oil	3%	2%	1%

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

Principal Product Markets

As described below in "Distribution Methods," we market and distribute all of our ethanol, distiller grains and corn oil through professional third party marketers. Our ethanol, distiller grains and corn oil marketers make all decisions with regard to where our products are marketed. Our principal products are primarily sold in the domestic market, however, as domestic production of ethanol, distiller grains and corn oil continue to expand, we anticipate increased international sales of our products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States.

Currently, the United States ethanol industry exports a significant amount of distiller grains to Mexico, Canada and China. During 2010, the ethanol industry experienced an increase in distiller grains exports to China. Animal feeding operations in China are growing which has prompted an increase in animal feed demand from China, including increased distiller grains demand. During 2010, China began investigating United States distiller grains exporters for allegedly dumping distiller grains into the Chinese market. In June 2012, the Chinese dropped their anti-dumping investigation without imposing a tariff on distiller grains produced in the United States. Management anticipates continued strong distiller grains demand from China due to increased animal feeding in China.

During our 2011 fiscal year, the ethanol industry experienced increased ethanol exports to Europe and Brazil. These ethanol exports benefited ethanol prices in the United States. In 2011, the European Union launched an anti-dumping investigation related to ethanol exports from the United States. However, the European Union decided in August 2012 not to impose a tariff on United States ethanol due to the fact that the VEETC blenders credit had expired and there was no finding that the United States was dumping ethanol into the European market. However, the European Union left open the possibility that it would reopen the anti-dumping investigation in the future. Despite the end of the European Union anti-dumping investigation, ethanol exports to Europe decreased during 2012 due to higher ethanol prices in the United States.

We expect our ethanol, distiller grains and corn oil marketers to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

We have an ethanol marketing agreement with RPMG. RPMG has agreed to market all of the ethanol that we produce at the plant. Effective December 1, 2005, we became a part owner of RPMG, LLC. This allows us to receive more favorable marketing rates from RPMG and to share in the profits generated by RPMG, LLC. Effective October 1, 2012, we entered into a new ethanol marketing agreement with RPMG as discussed above.

On December 15, 2010, we entered into a distiller grains marketing agreement with RPMG. Pursuant to the agreement, RPMG agreed to market all of the distiller grains we produce. We agreed to pay RPMG a fee to market our distiller grains equal to the actual cost of marketing the distiller grains due to the fact that we are an owner of RPMG, LLC. The initial term of the RPMG distiller grains marketing agreement was nine months. Following the nine month period, we have the right to terminate the contract by giving RPMG ninety days written notice.

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

During 2012, many of the corn producing regions of the United States experienced drought conditions which negatively impacted corn yields and resulted in a significant increase in corn prices. The effect of the drought may have been worse if the United States had not planted a record number of corn acres in 2012. The decreased corn yield has increased competition for corn. While management believes that we will be able to secure enough corn to operate the ethanol plant during our 2013 fiscal year, the price we may have to pay to secure the corn we need may not allow us to operate profitably. Further, we continue to have concerns regarding the effect that corn quality will have on our operating efficiency. Management anticipates continued high corn prices during our 2013 fiscal year and such high corn prices may continue beyond our 2013 fiscal year depending on the condition of the corn crop during the 2013 growing season. Regardless of the condition of the corn crop during the 2013 growing season, management anticipates that corn prices will continue to be volatile as the market seeks to ration the corn supply throughout our 2013 fiscal year.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continues for a period of 10 years. We do not anticipate any problems securing the natural gas that we require to continue to operate the ethanol plant at capacity during our 2013 fiscal year or beyond.

Electricity

We entered into an agreement with Interstate Power and Light Company to supply all electrical energy required by the plant. The agreement commenced on June 2004 and continued through May 2007. After the expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2013 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. We will pay a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2013 fiscal year or beyond.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen to design and build our ethanol plant and expansion.

Seasonality Sales

We experience some seasonality of demand for our ethanol, distiller grains and corn oil. Since ethanol is predominantly blended with gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving and, as a result, increased gasoline demand. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distiller grains demand during the summer months due to natural depletion in the size of herds at cattle feed lots and when the animals are turned out to pasture or are slaughtered. Further, we expect some seasonality of demand for our corn oil since a major corn oil user is biodiesel plants which typically reduce production during the winter months.

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit. For our 2013 fiscal year, we anticipate completing our railroad expansion project and grain bin expansion along with certain other smaller capital projects using cash from our operations. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations and complete our capital expenditures during our 2013 fiscal year and beyond.

Dependence on a Major Customer

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

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Ethanol is a commodity product where competition in the industry is predominantly based on price. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers which could put us at a competitive disadvantage compared to these larger ethanol producers. As of December 10, 2012, the Renewable Fuels Association ("RFA") estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year and another 5 plants under expansion or construction with capacity to produce an additional 158 million gallons of ethanol per year. The RFA estimates that approximately 10% of the ethanol production capacity in the United States was not operating as of December 10, 2012. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,720	—	12%
Poet Biorefining	1,629	—	11%
Valero Renewable Fuels	1,130	—	8%
Green Plains Renewable Energy	730	—	5%
Updated: December 10, 2012

We have experienced increased competition from oil companies who have started purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operation margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during the summer of 2012 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized decreased corn crops.

The ethanol industry in the United States experienced increased competition from ethanol produced outside of the United States during 2012. These increased ethanol imports were likely the result of the expiration of the tariff on imported ethanol which expired on December 31, 2011, along with higher ethanol prices during 2012. This increased competition from ethanol imports may have negatively impacted demand for ethanol produced in the United States which management believes led to lower operating margins in 2012.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The primary federal policy that supports the ethanol industry is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. However, the RFS requirement for corn-based ethanol, such as the ethanol we produce, is capped at 15 billion gallons starting in 2015. For 2012, the RFS for corn-based ethanol was approximately 13.2 billion gallons. Current ethanol production capacity exceeds the 2012 RFS requirement which can be satisfied by corn based ethanol. The RFS for 2013 for corn-based ethanol is 13.8 billion gallons.

Many in the ethanol industry believe that it will not be possible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed before E15 became widely available. The EPA has made recent gains towards clearing those federal regulatory hurdles. In February, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. Finally, in June 2012, the EPA issued its final approval for sales of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. In addition, sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. As a result, management believes that E15 may not have an immediate impact on ethanol demand in the United States.

In August 2012, governors from eight states filed formal requests with the EPA to waive the requirements of the RFS. The waiver request was denied by the EPA on November 16, 2012 so the RFS remains in effect. However, management anticipates that the groups supporting the waiver will increase their efforts to have Congress repeal the RFS since the waiver request failed. While management does not anticipate that efforts to repeal the RFS will be successful due to the composition of the Congress, it is possible that the RFS could be adjusted by Congress in the future which could negatively impact the ethanol industry.

In the past, the ethanol industry was impacted by the Volumetric Ethanol Tax Credit ("VEETC") which is frequently referred to as the blenders' credit. The blenders' credit expired on December 31, 2011 and was not renewed. The blenders' credit provided a tax credit of 45 cents per gallon of ethanol that is blended with gasoline. In the past, the VEETC may have resulted in fuel blenders using more ethanol than was required pursuant to the Renewable Fuels Standard ("RFS") which may have increased demand for ethanol. Management believes that despite the expiration of VEETC, ethanol demand will be maintained provided the ethanol use requirement of the RFS continues. However, fuel blenders may only use enough ethanol to meet the RFS requirement, as opposed to blending additional ethanol that is not required by the RFS, without this federal tax incentive.

State Ethanol Supports

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009 and increasing incrementally to 25% renewable fuels by 2019. This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This legislation could increase local demand for ethanol and may increase the local price for ethanol. In 2011, the Iowa legislature increased the E85 tax credit to 18 cents per gallon, created an E15 tax credit of 3 cents per gallon from 2011 until 2014, decreasing to 2.5 cents per gallon from 2015 until 2017 and waived the misfueling liability for retailers. These changes were intended to encourage the use of higher level blends of ethanol in Iowa.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct, expand and operate the plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the plant. In the fiscal year ended October 31, 2012, we incurred costs and expenses of approximately $272,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In the past, United States ethanol production was benefited by a 54 cent per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Due to higher ethanol prices and the elimination of the tariff imposed on ethanol imported into the United States, ethanol imports have increased significantly during our 2012 fiscal year. These ethanol imports have increased the ethanol supply in the United States which has negatively impacted ethanol prices. Further, these ethanol imports have come at a time when ethanol demand has been lower which has magnified the negative impact of these ethanol imports.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis. Many in the ethanol industry believe that the lifecycle greenhouse gas analysis used by California unfairly impacts corn based ethanol. On December 29, 2011, a federal court in California ruled that the California LCFS was unconstitutional. This ruling halted implementation of the California LCFS for a period of time. However, in April 2012, a federal appeals court reviewing the case decided to allow California to continue to implement the LCFS until the federal court of appeals could decide the case. Oral arguments regarding the constitutionality of the California LCFS were presented to the federal appeals court on October 16, 2012 and a decision is expected in the near future. The California LCFS may prevent us from selling our ethanol in California. California represents a significant ethanol demand market. If we are unable to sell our ethanol in California, it may negatively impact our ability to profitably operate the ethanol plant.

Employees

As of October 31, 2012, we had 47 full-time employees and no part time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2012, 2011 and 2010 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer who decides where our products are marketed and we have no control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Recent increases in corn prices have led to tight operating margins which may make ethanol production unprofitable. Due to unfavorable weather conditions, corn prices have recently increased significantly. These unfavorable weather conditions have led to a smaller than expected corn harvest in the fall of 2012. This, along with smaller corn carryover in the last two crop years and higher export demand for corn has led to higher corn prices and increased corn price volatility. The price of ethanol has not kept pace with rising corn prices which has resulted in tighter operating margins in the ethanol industry. These tighter operating margins have caused some ethanol producers to reduce production or cease operating altogether. While management believes that it is still favorable for us to operate the ethanol plant, if conditions in the ethanol industry deteriorate, we may be forced to reduce production or cease operating altogether. This could negatively impact the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. Due to tighter corn supplies, many ethanol producers are experiencing difficulty securing the corn they require to operate. This may result in some ethanol producers reducing or terminating production, even if operating margins are favorable due to the lack of corn availability. We have experienced increases in the amount of corn which is leaving our area, especially due to increased rail shipping of corn out of our area, due to the higher corn prices and the lower corn availability. This has increased the price we have to pay for corn and may reduce the number of bushels that we can purchase. If we are unable to secure the corn we require to continue to operate the ethanol plant, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, along with sales of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices or relatively lower ethanol prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase or ethanol prices decrease. Further, we may be required to use a significant amount of cash to make margin calls required by our commodities broker as a result of decreases in corn prices and the resulting unrealized and realized losses we may experience on our hedging activities. Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices change significantly.

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

If RPMG, which markets all of our products, fails, it may negatively impact our ability to profitably operate the ethanol plant. All of our ethanol, distiller grains and corn oil is marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market all of our products, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate the ethanol plant. If we are unable to sell all of our ethanol, distiller grains and corn oil at prices that allow us to operate profitably, it may decrease the value of our units.

We depend on our management and key employees, and the loss of these relationships could negatively impact our ability to operate profitably. We are highly dependent on our management team to operate our ethanol plant. We may not be able to replace these individuals should they decide to cease their employment with us, or if they become unavailable for any other reason. While we seek to compensate our management and key employees in a manner that will encourage them to continue their employment with us, they may choose to seek other employment. Any loss of these executive officers and key employees may prevent us from operating the ethanol plant profitably which could decrease the value of our units.

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a $22.5 million credit facility with Farm Credit. Our credit agreements with Farm Credit include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Farm Credit could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 134 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. Recently, the EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies who are in the process of building commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 10, 2012, there are 211 ethanol plants in the United States with capacity to produce approximately 14.7 billion gallons of ethanol per year. In addition, there are 5 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 158 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 10% of the ethanol production capacity in the United States was idled as of December 10, 2012. Further, ethanol demand may not increase past approximately 13.4 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, all of which are each capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

Competition from the advancement of alternative fuels may lessen demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, and electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes or based on perceived issues related to the use of corn as the feedstock to produce ethanol may affect demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. Further, some consumers object to the fact that ethanol is produced using corn as the feedstock which these consumers perceive as negatively impacting food prices. These consumer beliefs could potentially be wide-spread and may be increasing as a result of recent efforts to increase the allowable percentage of ethanol that may be blended for use in vehicles. If consumers choose not to buy ethanol based on these beliefs, it would affect the demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

If the ethanol use requirement of the Federal Renewable Fuels Standard ("RFS") is reduced or eliminated, it may negatively impact our profitability. The RFS requires that an increasing amount of renewable fuels must be used each year in the United States. Corn based ethanol, such as the ethanol we produce, can be used to meet a portion of the RFS requirement. In August 2012, governors from six states petitioned the EPA for a waiver of the RFS requirement. While the EPA denied the waiver request on November 16, 2012, management anticipates that opponents of the RFS will continue their efforts to repeal the RFS, either through lawsuits or actions by Congress. If ethanol's opponents are successful in reducing or eliminating the RFS, it may lead to a significant decrease in ethanol demand which could negatively impact our profitability and the value of our units.

The Federal Volumetric Ethanol Excise Tax Credit ("VEETC") expired on December 31, 2011 and its absence could negatively impact our profitability. The ethanol industry has historically been benefited by VEETC which is a federal excise tax credit of 45 cents per gallon of ethanol blended with gasoline. This excise tax credit expired on December 31, 2011. Management believes that without the blenders' credit, fuel blenders will stop blending more ethanol than is required by the Federal Renewable Fuels Standard as these fuel blenders have done in the past. This decrease in what is called discretionary blending may lead to decreased ethanol demand which could negatively impact our profitability and the value of our units.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. Following the expiration of this tariff, the price of ethanol in the United States increased significantly, due in part to higher corn prices. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. Ethanol imports increased significantly during 2012. This increase in ethanol imports resulted in lower demand for domestically produced ethanol. Management believes that the increase in ethanol imports may have resulted in less favorable operating margins during 2012 which negatively impacted our operations. These ethanol imports may continue which could decrease our ability to profitably operate the ethanol plant and may reduce the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If we are unable to supply ethanol to California, it could significantly reduce demand for the ethanol we produce. While implementation of the California LCFS was delayed by a court ruling that the law is unconstitutional, the effect of this ruling was appealed by the State of California. The federal appeals court which is reviewing the California LCFS has allowed enforcement to continue until the court of appeals decides the case. Any decrease in ethanol demand as a result of the California LCFS regulations could negatively impact ethanol prices which could reduce our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Carbon dioxide regulations may require us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. Carbon dioxide and other greenhouse gases are regulated as air pollutants under the Clean Air Act. While we currently have all permits necessary under the Clean Air Act to operate the plant, these regulations may change in the future which could require us to apply for additional permits or install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 124-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year.

All of our tangible and intangible property, real and personal, serves as collateral for our senior credit facility with Farm Credit. Our senior credit facility is discussed in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

As of December 19, 2012, there were approximately 808 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2011 1st	$2.30	$2.70	$2.53	36,500
2011 2nd	0.25	3.50	2.46	69,000
2011 3rd	2.90	2.90	2.90	10,000
2011 4th	2.20	3.00	2.55	61,334
2012 1st	3.00	3.20	3.12	25,000
2012 2nd	3.00	3.13	3.05	16,833
2012 3rd	3.10	3.25	3.18	49,000
2012 4th	2.50	3.00	2.83	36,333

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2011 1st	$2.70	$2.75	$2.71	18,000
2011 2nd	3.25	4.50	3.44	163,500
2011 3rd	2.80	3.00	2.92	26,000
2011 4th	2.75	2.95	2.92	25,334
2012 1st	3.00	3.50	3.25	30,000
2012 2nd	3.10	3.10	3.10	3,333
2012 3rd	—	—	—	None
2012 4th	3.00	3.25	3.19	13,000

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2011 1st	$2.50	$2.80	$2.65	20,000
2011 2nd	—	—	—	None
2011 3rd	2.50	2.50	2.50	5,000
2011 4th	2.00	2.50	2.14	70,000
2012 1st	3.00	3.00	3.00	16,000
2012 2nd	3.00	3.15	3.07	36,000
2012 3rd	3.25	3.25	3.25	10,000
2012 4th	2.50	2.75	2.73	54,000

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

DISTRIBUTIONS

Operating distributions to our unit holders are in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. We may only make distributions to our members in an amount that does not exceed 60% of our net income for the prior fiscal year provided that we are not in default of our credit agreements and the payment of the distribution would not cause us to default on our credit agreements. During our 2011 fiscal year, we made one distribution to our members. We declared a distribution of $0.25 per unit for members of record as of December 15, 2010 that was paid in January 2011. During our 2012 fiscal year, we made one distribution to our members of $0.65 per unit for members of record as of November 15, 2011 which was paid on December 23, 2011.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2007, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2007. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2007
2008
2009
2010
2011
2012
ASSUMES $100 INVESTED ON NOV. 01, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 31, 2012

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2010, 2009 and 2008 and the selected income statement data and other financial data for the years ended October 31, 2009 and 2008 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2012 and 2011 and the selected income statement data and other financial data for each of the years in the three year period ended October 31, 2012 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2012	2011	2010	2009	2008
Revenues	$327,830,377	$324,927,805	$208,461,685	$198,631,396	$278,702,939
Cost Goods Sold	322,740,236	301,052,197	190,653,662	191,044,396	257,715,593
Gross Profit	5,090,141	23,875,608	17,808,023	7,587,000	20,987,346
Operating Expenses	2,207,634	2,524,830	2,223,716	1,641,701	2,477,857
Impairment Loss	—	—	—	2,400,000	—
Operating Income	2,882,507	21,350,778	15,584,307	3,545,299	18,509,489
Other Income (Expense)	3,706,912	5,474,218	1,336,652	(1,925,893)	(613,913)
Net Loss Attributable to Non-Controlling Interest	—	—	—	600,000	—
Net Income	$6,589,419	$26,824,996	$16,920,959	$2,219,406	$17,895,576
Weighted Average Units Outstanding	24,460,000	24,460,000	27,326,667	26,485,771	24,460,000
Net Income Per Unit	$0.27	$1.10	$0.62	$0.08	$0.73
Cash Distributions per Unit	$0.65	$0.25	$—	$—	$0.65

Balance Sheet Data:	2012	2011	2010	2009	2008
Current Assets	$19,215,366	$23,461,588	$21,934,185	$16,229,819	$14,264,258
Net Property and Equipment	71,121,448	72,557,819	80,314,240	87,448,240	96,258,995
Other Assets	25,110,250	24,096,284	20,460,582	17,178,331	16,353,987
Total Assets	115,447,064	120,115,691	122,709,007	120,856,390	126,877,240
Current Liabilities	8,466,689	6,450,820	9,216,092	8,884,890	15,446,792
Long-Term Debt	4,286,379	2,069,240	22,607,280	32,818,635	38,148,845
Non-Controlling Interest	—	—	—	—	600,000
Members' Equity	102,693,996	111,595,631	90,885,635	79,152,865	72,681,603
Book Value Per Unit	$4.20	$4.56	$3.72	$2.75	$2.97

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

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2012 and 2011

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2012 and 2011:

	2012		2011
Income Statement Data	Amount	%	Amount	%
Revenue	$327,830,377	100.0	$324,927,805	100.0
Cost of Goods Sold	322,740,236	98.4	301,052,197	92.7
Gross Profit	5,090,141	1.6	23,875,608	7.3
Operating Expenses	2,207,634	0.7	2,524,830	0.8
Operating Income	2,882,507	0.9	21,350,778	6.6
Other Income	3,706,912	1.1	5,474,218	1.7
Net Income	$6,589,419	2.0	$26,824,996	8.3

Revenues. Our total revenue was higher for our 2012 fiscal year compared to the same period of 2011. This increase in revenue is primarily a result of an increase in our distiller grains and corn oil revenue, offset by a decrease in our total ethanol revenue in 2012 as compared to 2011. For our 2012 fiscal year, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our 2011 fiscal year, ethanol sales accounted for approximately 82% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue.

The average price per gallon we received for our ethanol was approximately 11% lower for our 2012 fiscal year compared to the same period of 2011. Management attributes this decrease in ethanol prices with lower gasoline demand and increased ethanol supply during 2012 compared to 2011. Gasoline demand was lower during calendar year 2012 due to higher gasoline prices which negatively impacted demand. Since ethanol is primarily blended with gasoline, when gasoline demand decreases, ethanol demand typically decreases comparatively. Also, there were less ethanol exports during calendar year 2012 which negatively impacted ethanol demand and consequently prices. Fuel blenders increased ethanol purchases at the end of calendar year 2011 in order to take advantage of the expiring VEETC blenders' credit. However, ethanol demand dropped off significantly in January 2012. The supply imbalance continued for most of our 2012 fiscal year until ethanol supply started to return to typical levels in the fall of 2012. This excess ethanol supply led to unfavorable operating margins for most of our 2012 fiscal year. Management anticipates that ethanol prices will remain relatively consistent and that operating margins will continue to be tight during our 2013 fiscal year.

We sold approximately 1% more gallons of ethanol during our 2012 fiscal year, compared to the same period of 2011. This increase in ethanol sales was mainly due to increased ethanol production during our first three quarters of 2012 when operating margins were more favorable offset by a decrease in ethanol production during our fourth quarter of 2012. Management anticipates that it will continue to operate the ethanol plant in the most efficient manner possible in order to maximize our corn to ethanol conversion ratios. As a result, management anticipates that ethanol production will be slightly lower during our 2013 fiscal year compared to our 2012 fiscal year.

During our 2012 fiscal year, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $1.8 million which increased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $12.6 million during our 2011 fiscal year which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 22% greater for our 2012 fiscal year compared to the same period of 2011. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 109% greater for our 2012 fiscal year compared to the same period of 2011. Management attributes these price increases with higher corn prices and lower corn supplies during the 2012 period which positively impacted the market price of distiller grains. Distiller grains typically trade at a discount compared to the price of corn. During our 2012 fiscal year, the discount between the price of distiller grains and corn was smaller due to higher corn prices and uncertainty regarding the size of the corn harvest in the fall of 2012 due to the drought conditions that existed during the summer of 2012. Corn suppliers were holding back bushels of corn harvested in the fall of 2011 which would normally have been sold during the summer of 2012 due to fears these corn suppliers had regarding their ability to meet delivery obligations for the 2012 harvest. Following the end of our 2012 fiscal year, distiller grains prices have decreased as a percentage of corn but continue to sell at prices above previous years. Management anticipates that distiller grains prices will remain strong during our 2013 fiscal year as we anticipate continued high corn prices. On a total tons basis, we sold slightly less tons of distiller grains during our 2012 fiscal year compared to the same period of 2011. Management attributes this decrease in distiller grains sales with higher corn oil production. Management anticipates that distiller grains sales will be comparable during our 2013 fiscal year to our 2012 fiscal year.

We sold approximately 105% more pounds of corn oil during our 2012 fiscal year compared to the same period of 2011. Management attributes this increase in corn oil sales with better corn oil separation yields during 2012 compared to 2011. Management anticipates that corn oil production will be comparable during our 2013 fiscal year to our 2012 fiscal year as we do not anticipate any significant increase in our corn oil separation efficiency. The average price per pound we received for our corn oil was approximately 4% less for our 2012 fiscal year compared to the same period of 2011. Management attributes this decline in corn oil prices with decreased corn oil demand, especially decreased demand from biodiesel producers at the end of our 2012 fiscal year. Corn oil is used as a feedstock to produce biodiesel. Since the RFS for biodiesel was met in late September or early October 2012, demand for corn oil decreased at the end of our 2012 fiscal year which led to a decrease in corn oil prices. Management anticipates that corn oil prices will increase in early 2013 as biodiesel production comes back online. Further, the RFS for biodiesel increased significantly for calendar year 2013 compared to calendar year 2012 which may lead to increased corn oil demand and prices during our 2013 fiscal year.

Cost of Goods Sold. Our cost of goods sold was higher for our 2012 fiscal year compared to the same period of 2011 due to higher corn costs. Our average cost per bushel of corn was approximately 2% higher during our 2012 fiscal year compared to the same period of 2011. This increase in our cost per bushel of corn was primarily related to increased market corn prices, especially during the second half of our 2012 fiscal year. Management anticipates that corn prices will remain higher during our 2013 fiscal year and that we will continue to experience corn price volatility as the market seeks to ration a tight corn supply. In addition to the higher corn prices, we consumed approximately 3% more bushels of corn during our 2012 fiscal year compared to the same period of 2011. Management attributes this increase in corn consumption with increased production. Management anticipates that our corn consumption will be slightly lower during our 2013 fiscal year compared to our 2012 fiscal year due to lower projected ethanol production and the fact that management anticipates focusing on production efficiency as opposed to the total number of gallons of ethanol produced during our 2013 fiscal year. We were able to improve our corn conversion efficiency by 1% during our 2012 fiscal year compared to 2011 which allowed us to produce more of our products per bushel of corn. Management anticipates continuing to work to improve our corn conversion efficiency during our 2013 fiscal year.

Our natural gas costs decreased by approximately 29% during our 2012 fiscal year compared to the same period of 2011. The average price we paid per MMBtu of natural gas was approximately 30% lower during our 2012 fiscal year compared to the same period of 2011. Management attributes this decrease in natural gas prices with strong natural gas supplies and production. Management anticipates that natural gas prices will remain steady during our 2013 fiscal year due to these strong natural gas supplies and the ability of natural gas producers to increase production in order to meet additional natural gas demand. Management believes that there are additional domestic natural gas wells that will be tapped if we were to experience any significant increase in natural gas prices. Further, management believes that in the future the United States may start exporting liquid natural gas which could impact the price of natural gas in the United States. However, management does not expect that the United States will be able to start exporting natural gas in the short-term which should lead to stable natural gas prices in our 2013 fiscal year. Our natural gas consumption during our 2012 fiscal year was approximately 1% higher compared to our 2011 fiscal year. Management attributes this increase in our natural gas consumption with increased production at the plant.

We experienced approximately $4.8 million of combined realized and unrealized losses for our 2012 fiscal year related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $12.1 million of combined realized and unrealized gains for our 2011 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our 2012 fiscal year compared to the same period of 2011 primarily due to decreased accounting and legal expenses related to our involvement in the Chinese anti-dumping investigation in 2011 and fewer expenses related to dues and subscriptions related to various industry groups which we support. We also had less accruals for executive compensation due to our decreased net income during the 2012 period. Management anticipates that our operating expenses will be comparable during our 2013 fiscal year to our 2012 fiscal year.

Other Income (Expense). Other income was lower for our 2012 fiscal year compared to the same period of 2011 due to a decrease in the amount of income we recorded from our investments. This decrease in our investment income was primarily due to the fact that many of our investments are in companies involved in the ethanol industry. Due to the unfavorable conditions in the ethanol industry, our investments did not provide the same level of return during our 2012 fiscal year compared to our 2011 fiscal year. Interest expense for our 2012 fiscal year was lower than the same period of 2011 because borrowing on our credit facilities during our 2012 fiscal year was less than in 2011. In addition, we also had less availability on our line of credit during our 2012 fiscal year therefore reducing the amount of unused credit fees.

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

Our total cost of goods sold related to natural gas costs decreased by approximately 6% during our 2011 fiscal year compared to the same period of 2010. The average price we paid per MMBtu of natural gas decreased by approximately 10% for our 2011 fiscal year compared to the same period of 2010. Management attributes this decrease in the average price we paid for our natural gas with strong natural gas supplies which have kept natural gas prices low. Our natural gas consumption was approximately 4% higher during our 2011 fiscal year compared to the same period of 2010. Management attributes this increase in natural gas consumption with increased ethanol production and above average heat during our third quarter of 2011 which caused us to operate extra equipment to maintain a correct temperature balance in the ethanol facility.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $12.1 million during our 2011 fiscal year. For our 2010 fiscal year, our derivative instrument positions resulted in a combined realized and unrealized gain of approximately $363,000.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2012 and 2011

Current Assets. We had less cash on hand at October 31, 2012 compared to October 31, 2011 due to less cash being generated by our operating activities along with cash we used for capital expenditures and distributions to members during our 2012 fiscal year. The decrease in our accounts receivable at October 31, 2012 compared to October 31, 2011 was due to the fact we had more ethanol inventory on hand at the end of our 2012 fiscal year as compared to the end of our 2011 fiscal year. The value of our inventory was higher at October 31, 2012 compared to October 31, 2011 due to ethanol delivery disruptions that were caused by Hurricane Sandy which closed blending terminals on the East Coast of the United States at the end of October and into early November 2012. These delays required us to maintain more ethanol in inventory at the end of the 2012 fiscal year which increased the value of our finished goods inventory as of October 31, 2012.

Property and Equipment. The net value of our property and equipment was lower at October 31, 2012 compared to October 31, 2011 due to depreciation. Our plant and process equipment was valued higher at October 31, 2012 compared to October 31, 2011 due to the fact that we placed our new fermenter into service during the 2012 fiscal year along with our Hammer Mill upgrade and other various plant infrastructure upgrades we completed during the 2012 fiscal year. We had approximately $1.5 million in construction in progress at October 31, 2012 related to our grain handling system upgrade and expansion project which we anticipate will be complete during the second quarter of the 2013 fiscal year.

Other Assets. Our other assets were higher at October 31, 2012 compared to October 31, 2011 due mainly to the increase in value of our various investments during the 2012 fiscal year. The value of our grant receivable was lower at October 31, 2012 compared to October 31, 2011 due to payments received from the county economic development grant during the 2012 fiscal year.

Current Liabilities. Our accounts payable balance was higher at October 31, 2012 compared to October 31, 2011 due primarily to higher payable balance for corn as of October 31, 2012.

Long-term Liabilities. Our long-term liabilities were higher at October 31, 2012 compared to October 31, 2011, primarily due to a loan balance of approximately $2,692,000 we had outstanding with our primary lender. Management attributes the increase in our loan balance to payments we made for distributions to members earlier in the year and the fermenter and grain handling system upgrades. Deferred compensation liabilities were lower at October 31, 2012 due to payments we made on our deferred compensation arrangements during the 2012 fiscal year. Further, our deferred revenue was lower at October 31, 2012 compared to October 31, 2011 due to continuing amortization of our county economic development grant revenue.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of October 31, 2012, we had approximately $19.8 million available pursuant to our revolving term loan. Our seasonal line of credit was canceled on July 16, 2012 which reduced the amount of credit available to us by $5 million.

On December 12, 2012, we executed an agreement with our largest member to repurchase and retire all of the units owned by this member which is 4,577,000 for a total sale price of $17 million. As a result, we are in the process of increasing the amount that we can borrow on our line of credit which we anticipate will be complete prior to December 31, 2012. We do not anticipate securing any additional equity or debt financing for working capital or other purposes in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional sources of capital.

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

The following table shows our cash flows for the fiscal years ended October 31, 2012 and 2011:

	Fiscal Year Ended October 31
	2012	2011
Net cash provided by operating activities	$18,581,908	$28,033,401
Net cash (used in) investing activities	(6,728,362)	(1,562,514)
Net cash (used in) financing activities	(12,338,634)	(26,105,185)

Cash Flow From Operations

Our cash flows from operations for our 2012 fiscal year were lower primarily due to a decrease in our net income along with more cash going towards an increase in our inventory at the end of our 2012 fiscal year. This was offset by a decrease in our accounts receivable balance which increases cash from operations.

Cash Flow From Investing Activities

We used more cash for investing activities during our 2012 fiscal year compared to the same period of 2011 primarily due to our fermenter and grain handling upgrade and expansion projects. During our 2011 fiscal year, we used cash primarily for our centrifuge replacement project.

Cash Flow From Financing Activities.

During our 2012 fiscal year, we primarily used cash for financing activities related to a distribution we paid to our members offset by borrowings on our line of credit of approximately $2.7 million. During our 2011 fiscal year, we used significantly more cash to repay our long-term debt along with a smaller distribution that we paid to our members.

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

Revolving Term Loan

We have a long-term revolving term loan with an original available amount of $30 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2011 and continuing until February 1, 2016. After February 1, 2016, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2017. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of October 31, 2012, we had approximately $2.7 million outstanding on this loan with an accrued interest rate of 3.36% per year. As of October 31, 2012, we had approximately $19.8 million available to be drawn on this loan.

Seasonal Line of Credit

We canceled our seasonal line of credit early on July 16, 2012 and therefore we did not have the seasonal line of credit available to us as of October 31, 2012. The original maturity date of the seasonal line of credit was August 1, 2012. As a result, we had no amount outstanding on the seasonal line of credit as of October 31, 2012.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of October 31, 2012, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2012:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$2,777,000	$34,000	$51,000	$—	$2,692,000
Operating Lease Obligations	6,196,000	1,424,000	2,668,000	2,040,000	64,000
Purchase Obligations	57,264,000	51,624,000	5,640,000	—	—
Total Contractual Cash Obligations	$66,237,000	$53,082,000	$8,359,000	$2,040,000	$2,756,000

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

Investments

The Company has less than a 20% investment interest in five companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $2.7 million outstanding in variable rate debt as of October 31, 2012. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of October 31, 2012 would be approximately $9,000.

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

As of October 31, 2012, we had price protection in place for approximately 15% of our anticipated corn needs, approximately 23% of our natural gas needs and approximately 3% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2012, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2012. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,460,000	MMBTU	10%	$939,000
Ethanol	106,976,000	Gallons	10%	$24,465,000
Corn	32,661,000	Bushels	10%	$24,541,000

For comparison purposes, our sensitivity analysis for our 2011 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,274,000	MMBTU	10%	$855,000
Ethanol	101,980,000	Gallons	10%	26,341,000
Corn	37,396,000	Bushels	10%	24,210,000

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

We have audited the accompanying balance sheets of Golden Grain Energy, LLC as of October 31, 2012 and 2011, and the related statements of operations, changes in members' equity and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012 in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 19, 2012

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	October 31, 2012	October 31, 2011

Current Assets
Cash and equivalents	$—	$485,088
Accounts receivable	6,733,711	14,910,784
Other receivables	860,725	816,544
Derivative instruments	414,646	103,949
Inventory	9,893,958	5,885,738
Prepaid expenses and other	1,312,326	1,259,485
Total current assets	19,215,366	23,461,588

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,293,819
Office equipment	320,345	317,569
Plant and process equipment	75,454,525	69,245,793
Construction in progress	1,482,255	204,741
	127,738,837	120,086,007
Less accumulated depreciation	56,617,389	47,528,188
Net property and equipment	71,121,448	72,557,819

Other Assets
Investments	23,602,518	21,975,507
Grant receivable, net of current portion	1,457,420	2,058,627
Debt issuance costs, net of accumulated amortization (2012 $26,635; 2011 $14,797)	50,312	62,150
Total other assets	25,110,250	24,096,284

Total Assets	$115,447,064	$120,115,691

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	October 31, 2012	October 31, 2011

Current Liabilities
Outstanding checks in excess of bank balance	$360,338	$—
Current portion long-term debt	34,454	44,959
Accounts payable	6,705,426	4,921,605
Accrued expenses	951,126	1,052,325
Deferred revenue	415,345	431,931
Total current liabilities	8,466,689	6,450,820

Long-term Liabilities
Deferred compensation	243,122	337,790
Long-term debt, net of current maturities	2,742,744	108,617
Deferred revenue, net of current portion	1,300,513	1,622,833
Total long-term liabilities	4,286,379	2,069,240

Commitments and Contingencies

Members' Equity (24,460,000 units issued and outstanding)	102,693,996	111,595,631

Total Liabilities and Members’ Equity	$115,447,064	$120,115,691

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010

Revenues	$327,830,377	$324,927,805	$208,461,685

Cost of Goods Sold	322,740,236	301,052,197	190,653,662

Gross Profit	5,090,141	23,875,608	17,808,023

Operating Expenses	2,207,634	2,524,830	2,223,716

Operating Income	2,882,507	21,350,778	15,584,307

Other Income (Expense)
Other income	163,077	135,739	64,856
Interest expense	(217,949)	(516,649)	(1,342,101)
Loss on debt extinguishment	—	—	(1,321,601)
Equity in net income of investments	3,761,784	5,855,128	3,935,498
Total	3,706,912	5,474,218	1,336,652

Net Income	$6,589,419	$26,824,996	$16,920,959

Basic & diluted net income per unit	$0.27	$1.10	$0.62
Weighted average units outstanding for the calculation of basic & diluted net income per unit	24,460,000	24,460,000	27,326,667
Distributions Per Unit	$0.65	$0.25	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2012	October 31, 2011	October 31, 2010
Cash Flows from Operating Activities
Net income	$6,589,419	$26,824,996	$16,920,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,101,039	9,265,773	9,473,254
Unrealized loss (gain) on risk management activities	(310,697)	489,274	122,803
Amortization of deferred revenue	(487,579)	(502,214)	(348,496)
Accretion of interest on grant receivable	(82,530)	(52,924)	(137,326)
Earnings in excess of distributions from investments	(1,219,065)	(4,383,990)	(3,769,990)
Deferred compensation expense	64,075	314,739	61,540
Change in assets and liabilities
Accounts receivable	8,177,073	(5,401,600)	(820,795)
Inventory	(4,008,220)	1,181,470	(2,607,120)
Prepaid expenses and other	10,309	(462,751)	(239,853)
Accounts payable	1,008,026	761,135	797,950
Accrued expenses	(101,199)	91,088	30,711
Deferred compensation payable	(158,743)	(91,595)	(74,115)
Net cash provided by operating activities	18,581,908	28,033,401	19,409,522

Cash Flows from Investing Activities
Capital expenditures	(6,728,362)	(1,516,814)	(2,066,835)
Proceeds from sale of equipment	—	19,300	—
Purchase of investments	—	(65,000)	(2,000)
Net cash (used in) investing activities	(6,728,362)	(1,562,514)	(2,068,835)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	360,338	(359,308)	(208,032)
Proceeds from long-term debt	2,692,315	—	21,045,377
Payments for long-term debt	(68,693)	(20,386,200)	(33,264,201)
Payments for offering costs	—	—	(76,947)
Redemption of membership units	—	—	(5,188,189)
Distributions to members	(15,899,000)	(6,115,000)	—
Payments received on grant receivable	576,406	755,323	470,691
Net cash (used in) financing activities	(12,338,634)	(26,105,185)	(17,221,301)

Net Increase (Decrease) in Cash and Equivalents	(485,088)	365,702	119,386

Cash and Equivalents – Beginning of Period	485,088	119,386	—

Cash and Equivalents – End of Period	$—	$485,088	$119,386

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest (2012 $25,800; 2011 $57,064; 2010 $0)	$203,381	$362,933	$1,434,854

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts Payable related to construction in process	$775,796	$—	$—
Equity adjustment in investee	407,946	—	—
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Consolidated Statements of Changes in Members' Equity
For the years ended October 31, 2012, 2011 and 2010

Balance - October 31, 2009	$79,152,865
Redemption of 4,300,000 callable membership units	(5,188,189)
Net income	16,920,959
Balance - October 31, 2010	90,885,635
Distribution for 24,460,000 Class A and Class B units, December 2010, $0.25 per unit	(6,115,000)
Net income	26,824,996
Balance - October 31, 2011	111,595,631
Distribution for 24,460,000 Class A and Class B units, December 2011, $0.65 per unit	(15,899,000)
Equity adjustment in investee	407,946
Net income	6,589,419
Balance - October 31, 2012	$102,693,996

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

Investments
The Company has less than a 20% investment interest in five companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the year ended October 31, 2012 for all companies is based on the investee's results for the twelve month period ended September 30, 2012. Guardian Eagle, LLC distributed all its assets to members and was dissolved as of September 30, 2012.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Property & Equipment
The Company incurred site selection and plan development costs on the proposed site that were capitalized. Significant additions, betterments and costs to acquire land options are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. Property and equipment are stated at costs. The Company uses the straight-line method of computing depreciation over the estimated useful lives between 5 and 40 years.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Income Taxes
The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements.

Grant receivable and deferred revenue
Grant receivable is recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies. The amendment to the grant was approved in May 2008. These grants were recorded at their net present value using a discount rate of 6%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of October 31, 2012 the present value of the grant receivable was approximately $1,975,000 and the corresponding deferred revenue was approximately $1,567,000.

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

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. The Company occasionally also enters into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. As part of its risk management process, the Company uses futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage its risk related to pricing of inventories. All of the Company's derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of contracts are presented on the accompanying balance sheet as derivative instruments net of cash due from/to broker.

Net income (loss) per unit
Basic and diluted earnings per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2012 or October 31, 2011 for environmental liabilities.

Deferred Compensation Plan
The Company established a deferred compensation plan for management under a bonus and bonus phantom unit plan. Costs of the plan are amortized over the vesting period, which is the lesser of three to five years from the grant date or seven years of continuous employment. The liability under the plan will be paid out and is recorded at the higher of market price or book value of the Company’s units as of October 31, 2012 and 2011, respectively.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2012 fiscal year, ethanol sales accounted for approximately 77% of total revenue, distiller grains sales accounted for approximately 20% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 85% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

Reclassification
Certain items in the prior years balance sheet, cash flow statements and within other income (expense) on the statements of operations for the year ended October 31, 2011 have been reclassified to conform to the 2012 classifications. The changes do not affect net assets or net income but were changed to agree with the classifications used in the October 31, 2012 financial statements.

2.    INVENTORY

Inventory consisted of the following as of October 31, 2012 and October 31, 2011:

	October 31, 2012	October 31, 2011
Raw Materials	$3,049,045	$3,271,262
Work in Process	2,449,296	1,937,325
Finished Goods	4,395,617	677,151
Totals	$9,893,958	$5,885,738

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with original maximum borrowings of $30,000,000 and $5,000,000 and mature on February

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

1, 2017 and August 1, 2012, respectively. The $5,000,000 seasonal revolving loan was canceled effective July 16, 2012 and therefore has no borrowings available. Interest on the remaining revolving term loan is payable monthly at 3.15% above the one-month LIBOR (3.36% as of October 31, 2012). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of October 31, 2012, the Company had approximately $2.7 million outstanding and $19.8 million available to borrow under the credit agreement.

The Company has other notes payable of approximately $85,000 and $154,000 outstanding as of October 31, 2012 and October 31, 2011, respectively.

The estimated maturities of long-term debt for the twelve month periods ending October 31 are as follows:

2013	$34,000
2014	38,000
2015	13,000
2016	—
2017	$2,692,000
Total	$2,777,000

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the fiscal years ended October 31, 2012, 2011 and 2010 totaled approximately $109,059,000, $97,840,000 and $64,391,000, respectively. As of October 31, 2012 and 2011 the amount we owed to related parties was approximately $457,000 and $998,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction in expenses related to these shared costs during the fiscal years ended October 31, 2012, 2011 and 2010 of approximately $166,000, $263,000 and $335,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment. During the fiscal years ended October 31, 2012, the Company recorded compensation expense related to this plan of approximately $64,000, $315,000 and $74,000, respectively. As of October 31, 2012, and October 31, 2011, the Company had a liability of approximately $243,000 and $338,000 outstanding as deferred compensation and has approximately $19,000 to be recognized as future compensation expense. Two of the employees covered under this plan are fully vested, one employee has a vesting schedule of less than one year and another employee has approximately four years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of October 31, 2012. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 14,000 unvested equivalent phantom units outstanding under this plan as of October 31, 2012.

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

on the participants' eligible wages. The Company made matching contributions of approximately $91,000, $79,000 and $76,000 during the years ended October 31, 2012, 2011 and 2010, respectively

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	2012	2011	2010
Sales ethanol, distiller grains & corn oil	$326,671,000	$338,495,000	$184,936,000
Marketing fees	618,000	790,000	473,000

As of	October 31, 2012	October 31, 2011
Amount due from marketer of ethanol, distiller grains & corn oil	$6,216,000	$14,904,000

Grain Storage
In July 2012 the Company started construction of an additional 600,000 bushels of grain storage in conjunction with some upgrades surrounding the corn grinding system. Project costs through October 31, 2012 were approximately $1.2 million and are estimated to total approximately $3.1 million. The project is estimated to be completed in March 2013.

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2012 and 2011 and the fair value of derivatives as of October 31, 2012 and 2011:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$693,000	$1,084,000	$1,777,000
fiscal year 2012	Cost of Goods Sold	(3,540,000)	(1,287,000)	(4,827,000)
	Total	$(2,847,000)	$(203,000)	$(3,050,000)

Commodity Contracts for the	Revenue	$(11,509,000)	$(1,083,000)	$(12,592,000)
fiscal year 2011	Cost of Goods Sold	11,340,000	795,000	12,135,000
	Total	$(169,000)	$(288,000)	$(457,000)

Commodity Contracts for the	Revenue	$(2,477,000)	$(4,217,000)	$(6,694,000)
fiscal year 2010	Cost of Goods Sold	(723,000)	1,086,000	363,000
	Total	$(3,200,000)	$(3,131,000)	$(6,331,000)

	Balance Sheet Classification	October 31, 2012	October 31, 2011
Futures and option contracts through March 2013
In gain position		$486,000	$838,000
In loss position		(977,000)	(1,126,000)
Cash held by broker		906,000	392,000
	Current Asset	$415,000	$104,000

As of October 31, 2012, the Company had the following approximate outstanding purchase commitments, of which approximately $11,606,000 were with related parties.

	Commitments Through	Amount
Corn - fixed price	July 2013	$11,133,000
Corn - basis contract	March 2013	37,414,000
Natural Gas - fixed price	August 2015	8,717,000

As of October 31, 2012, the Company has fixed price contracts in place for approximately 15% of our anticipated corn needs and approximately 23% of our natural gas needs for the next 12 months.

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
Notes to Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
October 31, 20112
Assets	$486,000	$—	$486,000	$—
Liabilities	(977,000)	—	(977,000)	—
October 31, 2011
Assets	838,000	—	838,000	—
Liabilities	(1,126,000)	—	(1,126,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Eagle, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	9/30/2012	9/30/2011	9/30/2010
Current Assets	$224,095	$268,721	$182,331
Other Assets	313,018	346,004	366,911
Current Liabilities	163,804	184,981	138,595
Long-term Debt	40,396	101,294	140,645
Members’ Equity	332,913	328,450	270,002
Revenue	1,056,422	1,073,305	653,373
Gross Profit	58,844	99,271	75,285
Net Income	49,535	82,346	60,240

The Company recorded equity in net income from investments related to the entities described above of approximately $1,079,000 from Absolute Energy, $1,514,000 from Guardian Energy, $726,000 from Homeland Energy Solutions and $443,000 from our other investments for a total of $3,761,784 for the fiscal years ended October 31, 2012. Income for the fiscal years ended October 31, 2011 and 2010 totaled $5,855,128 and $3,935,498, respectively.

10. MEMBERS’ EQUITY

The Company sold 4,300,000 of Class A units during 2009 for a purchase price of $1.00 per unit. The units had a call feature that allowed the Company to repurchase the units after a minimum one year period for $1.00 per unit plus accrued dividend at 18% per annum. These units were repurchased in June 2010 for a total price of approximately $5,188,000. Total number of Class A and B units outstanding as of October 31, 2012 and 2011 was 24,460,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

11. LEASE OBLIGATIONS

The Company has three leases for equipment with original terms of 2 to 10 years which extend through February 2018. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the year ending October 31, 2012, 2011 and 2010 was approximately $2,198,000, $1,793,000 and $1,864,000, respectively.

At October 31, 2012, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2013	$1,424,000
2014	1,334,000
2015	1,334,000
2016	1,334,000
2017	706,000
Thereafter	64,000
Total	$6,196,000

12. SELF INSURANCE

The Company participates in a captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. Premiums are accrued by a charge to income for the period to which the premium relates and is remitted by the Company's insurer to the captive reinsurer. The Captive reinsures catastrophic losses in excess of a predetermined amount. The Company's premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2012
Total revenues	$84,368,277	$79,018,996	$85,411,913	$79,031,191
Gross profit (loss)	6,946,933	850,638	(1,909,128)	(798,302)
Operating income (loss)	6,279,954	301,416	(2,344,795)	(1,354,068)
Net income (loss)	9,479,539	813,532	(2,387,429)	(1,316,223)
Basic & diluted earnings (loss) per unit	$0.39	$0.03	$(0.10)	$(0.05)

Year ended October 31, 2011
Total revenues	$72,668,264	$67,503,827	$89,806,943	$94,948,771
Gross profit	5,900,436	896,161	6,152,169	10,926,842
Operating income	5,252,936	250,949	5,559,691	10,287,202
Net income	6,462,553	1,471,308	6,652,296	12,238,839
Basic & diluted earnings per unit	$0.26	$0.06	$0.27	$0.50

Year ended October 31, 2010
Total revenues	$58,816,607	$44,027,018	$51,194,491	$54,423,569
Gross profit	9,209,120	778,291	3,370,228	4,450,384
Operating income	8,547,442	166,427	2,884,722	3,985,716
Net income	9,226,323	889,266	1,701,473	5,103,897
Basic & diluted earnings per unit	$0.32	$0.03	$0.06	$0.21

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

14. SUBSEQUENT EVENTS

On December 12, 2012 the Company executed an agreement with a member to purchase 4,577,000 units for a total of $17 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2012.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2012 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2013 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2012 fiscal year end. This proxy statement is referred to in this report as the 2013 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 28 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.
3.3	First Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC dated February 20, 2012.		Exhibit 3.1 to the registrants Form 10-Q filed with the Commission on March 15, 2012.
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
10.1	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 14, 2006.
10.2	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.3	Management Phantom Unit and Bonus Plan dated December 19, 2008.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.4	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2009.
10.5	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.6	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.7	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.8	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +		Exhibit 10.21 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.11	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +		Exhibit 10.22 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.12	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.13	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.14	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.

10.15	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on December 23, 2011.
10.16	Member Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Golden Grain Energy, LLC dated August 27, 2012.+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 13, 2012.
14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2012 and October 31, 2011, (ii) Statements of Operations for the fiscal years ended October 31, 2012, 2011 and 2010, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2012, 2011 and 2010, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2012, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 19, 2012	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 19, 2012	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 19, 2012	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 19, 2012	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 19, 2012	/s/ Ed Hatten
Ed Hatten, Director

Date:	December 19, 2012	/s/ Steve Retterath
Steve Retterath, Director

Date:	December 19, 2012	/s/ Stan Laures
Stan Laures, Director

Date:	December 19, 2012	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 19, 2012	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 19, 2012	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 19, 2012	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 19, 2012	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 19, 2012	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 19, 2012	/s/ Roger Shaffer
Roger Shaffer, Director