Form 10-Q
period 2013-01-31
GOLDEN GRAIN ENERGY
filed 2013-03-15
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of March 15, 2013, there were 18,963,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	January 31, 2013	October 31, 2012
	(Unaudited)	(Audited)
Current Assets
Accounts receivable	$7,466,209	$6,733,711
Other receivables	1,061,170	860,725
Derivative instruments	590,472	414,646
Inventory	14,178,324	9,893,958
Prepaid expenses and other	1,691,325	1,312,326
Total current assets	24,987,500	19,215,366

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,457,627
Office equipment	320,345	320,345
Plant and process equipment	75,454,525	75,454,525
Construction in progress	2,545,895	1,482,255
	128,802,477	127,738,837
Less accumulated depreciation	58,975,472	56,617,389
Net property and equipment	69,827,005	71,121,448

Other Assets
Investments	23,074,690	23,602,518
Grant receivable, net of current portion	1,480,180	1,457,420
Debt issuance costs, net of accumulated amortization (2013 $29,565; 2012 $26,635)	69,881	50,312
Total other assets	24,624,751	25,110,250

Total Assets	$119,439,256	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	January 31, 2013	October 31, 2012
	(Unaudited)	(Audited)
Current Liabilities
Outstanding checks in excess of bank balance	$596,384	$360,338
Current portion long-term debt	35,149	34,454
Accounts payable	6,336,437	6,705,426
Accrued expenses	1,023,533	951,126
Deferred revenue	464,379	415,345
Total current liabilities	8,455,882	8,466,689

Long-term Liabilities
Deferred compensation	190,418	243,122
Long-term debt, net of current maturities	25,499,497	2,742,744
Deferred revenue, net of current portion	1,363,220	1,300,513
Total long-term liabilities	27,053,135	4,286,379

Commitments and Contingencies

Members' Equity (19,883,000 and 24,460,000 units issued and outstanding, respectively )	83,930,239	102,693,996

Total Liabilities and Members’ Equity	$119,439,256	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012

Revenues	$85,408,162	$84,368,277

Cost of Goods Sold	86,373,717	77,421,344

Gross Profit (Loss)	(965,555)	6,946,933

Operating Expenses	771,383	666,979

Operating Income (Loss)	(1,736,938)	6,279,954

Other Income (Expense)
Other income	—	790
Interest expense	(123,233)	(54,886)
Equity in net income of investments	96,414	3,253,681
Total	(26,819)	3,199,585

Net Income (Loss)	$(1,763,757)	$9,479,539

Basic & diluted net income (loss) per unit	$(0.08)	$0.39
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	22,934,333	24,460,000
Distributions Per Unit	$—	$0.65

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2013	January 31, 2012

Cash Flows from Operating Activities
Net income (loss)	$(1,763,757)	$9,479,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,361,014	2,252,824
Unrealized (gain) on risk management activities	(175,826)	(441,715)
Amortization of deferred revenue	(113,259)	(107,983)
Accretion of interest on grant receivable	(30,524)	(47,297)
Earnings in excess of (less than) distributions from investments	436,632	(1,433,403)
Deferred compensation expense	15,187	24,509
Change in assets and liabilities
Accounts receivable	(732,498)	10,654,182
Inventory	(4,284,366)	(3,916,858)
Prepaid expenses and other	(571,680)	(852,069)
Accounts payable	(164,178)	1,163,373
Accrued expenses	72,407	38,967
Deferred compensation payable	(67,891)	(158,743)
Net cash provided by (used in) operating activities	(5,018,739)	16,655,326

Cash Flows from Investing Activities
Capital expenditures	(1,268,451)	(1,071,174)
Net cash (used in) investing activities	(1,268,451)	(1,071,174)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	236,046	—
Proceeds from long-term debt	22,848,644	—
Payments for long-term debt	—	(42,007)
Payments for offering costs	(22,500)	—
Redemption of membership units	(17,000,000)	—
Distributions to members	—	(15,899,000)
Payments received on deferred contract	225,000	—
Net cash provided by (used in) financing activities	6,287,190	(15,941,007)

Net Increase (Decrease) in Cash and Equivalents	—	(356,855)

Cash and Equivalents – Beginning of Period	—	485,088

Cash and Equivalents – End of Period	$—	$128,233

Supplemental Cash Flow Information
Cash paid for interest	$71,162	$53,391

Supplemental Schedule of Non Cash Activities
Accounts Payable related to Construction in Process	$(204,811)	$—
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the three months ended January 31, 2013

Balance - October 31, 2012	102,693,996
Redemption of 4,577,000 membership units	(17,000,000)
Net Loss	(1,763,757)
Balance - January 31, 2013	83,930,239

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2012, contained in the Company's annual report on Form 10-K for 2012.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three months ended January 31, 2013 for all companies is based on the investee's results for the quarter ended December 31, 2012.

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
Notes to Financial Statements
(Unaudited)

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

Net income (loss) per unit
Basic and diluted net income (loss) per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of January 31, 2013 or October 31, 2012 for environmental liabilities.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

Fair Value of financial instruments
Financial instruments include cash and equivalents, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. Due to the variable nature of the interest rate charged against the debt the fair value of the debt approximates carrying value. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the first three months of 2013, ethanol sales accounted for approximately 74% of total revenue, distiller grains sales accounted for approximately 23% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 87% of cost of goods sold.

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

Reclassification
Certain items in the cash flow statement for the period ended January 31, 2012 have been reclassified to conform to the 2013 classification. The changes were made to agree with the classification used in the January 31, 2013 financial statements.

2.    INVENTORY

Inventory consisted of the following as of January 31, 2013 and October 31, 2012:

	January 31, 2013	October 31, 2012
Raw Materials	$7,076,151	$3,049,045
Work in Process	2,453,483	2,449,296
Finished Goods	4,648,690	4,395,617
Totals	$14,178,324	$9,893,958

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with original maximum borrowings of $30,000,000 and $5,000,000, respectively, and maturing on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.36% as of January 31, 2013). The borrowings are secured by substantially all the assets of the Company. On December 26, 2012, the Company executed an amended credit agreement that increased the total loan availability from $22.5 million to $35 million. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of January 31, 2013, the Company had approximately $25,458,000 outstanding and $9,542,000 total additional available to borrow under the credit agreement.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

The Company has other notes payable of approximately $77,000 and $154,000 outstanding as of January 31, 2013 and October 31, 2012, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three months ended January 31, 2013 totaled approximately $19,317,000. Purchases during the same period of 2012 totaled approximately $32,840,000.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $66,000 to operating expenses during the three months ended January 31, 2013 and $52,000 for the same period of 2012.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three months ended January 31, 2013, the Company recorded compensation expense related to this plan of approximately $15,000. During the same periods of 2012, the Company recorded compensation expense related to this plan of approximately $25,000. As of January 31, 2013, and October 31, 2012, the Company had a liability of approximately $190,000 and $243,000 outstanding as deferred compensation and has approximately $9,200 to be recognized as future compensation expense. Three of the employees covered under this plan are fully vested and another employee has approximately three years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of January 31, 2013. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 2,700 unvested equivalent phantom units outstanding under this plan as of January 31, 2013.

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

Approximate sales and marketing fees related to the agreements in place as of January 31, 2013 are as follows:

	Three Months Ended January 31,
	2013	2012
Sales ethanol, distiller grains & corn oil	$85,710,000	$82,814,000
Marketing fees	146,000	138,000

	As of
	January 31, 2013	October 31, 2012
Amount due from marketer of ethanol, distiller grains & corn oil	$7,365,000	$6,216,000

7.    RISK MANAGEMENT

The Company's activities expose it to a variety of market risks, including the effects of changes in commodity prices. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2013 and 2012 and the fair value of derivatives as of January 31, 2013 and October 31, 2012:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$134,000	$(290,000)	$(156,000)
three months ending January 31, 2013	Cost of Goods Sold	855,000	29,000	884,000
	Total	989,000	(261,000)	728,000

Commodity Contracts for the	Revenue	$(225,000)	$1,918,000	$1,693,000
three months ending January 31, 2012	Cost of Goods Sold	133,000	(1,580,000)	(1,447,000)
	Total	(92,000)	338,000	246,000

	Balance Sheet Classification	January 31, 2013	October 31, 2012
Futures and option contracts through May 2013
In gain position		$199,000	$486,000
In loss position		$(951,000)	$(977,000)
Cash held by broker		$1,342,000	$906,000
	Current Asset	$590,000	$415,000

As of January 31, 2013, the Company had outstanding purchase commitments of which approximately $13,766,000 were with related parties:

	Commitments Through	Amount
Corn - fixed price	July 2013	$10,436,000
Corn - basis contract	May 2013	31,601,000
Natural Gas - fixed price	August 2015	7,941,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

As of January 31, 2013, the Company has fixed price contracts in place for approximately 12% of our anticipated corn needs, approximately 23% of our natural gas needs and approximately 5% of our ethanol sales for the next 12 months.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
January 31, 2013
Assets	$199,000	—	$199,000	—
Liabilities	$(951,000)	—	$(951,000)	—
October 31, 2012
Assets	$486,000	—	$486,000	—
Liabilities	(977,000)	—	(977,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	12/31/2012	9/30/2012
Current Assets	$246,929	$234,095
Other Assets	304,214	313,018
Current Liabilities	178,934	163,804
Long-term Debt	63,063	40,396
Members’ Equity	309,146	332,913

	Three Months Ended
Income Statement	12/31/2012	12/31/2011
Revenue	$263,734	$299,825
Gross Profit	7,409	48,813
Net Income	2,829	42,709

The Company recorded equity in net income from investments related to the entities described above of approximately $96,000 for the three months ended January 31, 2013. For the three months ended January 31, 2012 the Company recorded equity in net income from these entities of approximately $3,254,000.

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

Our revenue is derived primarily from the sale and distribution of our ethanol, distiller grains and corn oil. We market our products through Renewable Products Marketing Group, Inc. ("RPMG"), a professional third party marketer. We are an equity owner of RPMG, LLC, the parent company of RPMG, which allows us to realize favorable marketing fees in the sale of our ethanol, distiller grains and corn oil.

On December 12, 2012, we executed an agreement with our largest member to repurchase and retire all of the units owned by this member. We agreed to close on this repurchase prior to December 31, 2012. We repurchased and retired 4,577,000 membership units in exchange for $17 million. In order to finance this repurchase, we entered into amended credit agreements, described below, with our primary lender, Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA (collectively "Farm Credit").

On December 26, 2012, we executed amended credit agreements with Farm Credit. The primary purposes of these credit agreement amendments were to increase the amount that we have available to borrow on our long-term revolving loans and to amend our financial loan covenants. Specifically, we executed an amendment to the Master Loan Agreement, a $30 million Revolving Term Loan Supplement and a $5 million Revolving Term Loan Supplement.

Pursuant to the amended credit agreements, Farm Credit increased our credit availability on our long-term revolving loans from $22.5 million to $35 million. In addition, the amended credit agreements increased our minimum working capital covenant from $12 million to $15 million and reduced our minimum tangible net worth covenant from $62.5 million to $55 million. Our $30 million Revolving Term Loan is subject to a reducing feature which provides that the amount of capital we can borrow decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until this revolving loan matures on February 1, 2019. Our $5 million Revolving Term Loan is not subject to any reductions until it matures on February 1, 2020.

In 2011, the European Union launched anti-dumping and anti-subsidy investigations related to ethanol exports from the United States. In August 2012, the European Union concluded the anti-subsidy investigation and decided not to impose a tariff related to the anti-subsidy portion of the investigation due to the fact that the VEETC blenders credit had expired. However, the European Union decided to impose a 9.6% tariff on ethanol imported from the United States based on the anti-dumping portion of the investigation. Management anticipates that this will result in decreased ethanol exports to Europe.

Results of Operations for the Three Months Ended January 31, 2013 and 2012

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended January 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$85,408,162	100.0	$84,368,277	100.0
Cost of Goods Sold	86,373,717	101.1	77,421,344	91.8
Gross Profit (Loss)	(965,555)	(1.1)	6,946,933	8.2
Operating Expenses	771,383	0.9	666,979	0.8
Operating Income (Loss)	(1,736,938)	(2.0)	6,279,954	7.4
Other Income (Expense)	(26,819)	—	3,199,585	3.8
Net Income (Loss)	$(1,763,757)	(2.1)	$9,479,539	11.2

Revenue. Our total revenue was higher for our first quarter of 2013 compared to the same period of 2012, primarily due to increased distiller grains and corn oil revenue during the 2013 period. For our first quarter of 2013, ethanol sales accounted for approximately 74% of our total revenue, distiller grains sales accounted for approximately 23% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue. For our first quarter of 2012, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue.

The average price we received for our ethanol during our first quarter of 2013 was approximately 3% lower than the average price we received for the same period of 2012. Management attributes this decrease in the average price we received for our ethanol with decreased ethanol demand compared to ethanol supplies as the industry continues to experience higher imports and stable demand. Management believes that without an increase in the amount of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles, ethanol demand will not significantly increase. Further, since ethanol is typically blended with gasoline, when gasoline demand is lower it negatively impacts ethanol demand. Recent increases in gasoline prices have negatively impacted ethanol demand and prices.

Our total ethanol gallons sold decreased by approximately 1% during our first quarter of 2013 compared to the same period of 2012 due to decreased ethanol production. We have continued to work to improve our efficiency and production per bushel during our first quarter of 2013 with increased fermentation times which has resulted in decreased total ethanol production for the first quarter of 2013 compared to the same period of 2012. Management anticipates that ethanol sales will remain relatively consistent during the remaining quarters of our 2013 fiscal year provided that we can continue to secure corn at prices that allow us to generate positive cash flows from our operations. Management anticipates improved operating margins in the ethanol industry during our second quarter of 2013 which may lead to increased ethanol production. However, management anticipates that ethanol imports from Brazil may increase during our third quarter of 2013 which may have a negative impact on our operating margins. We anticipate continued volatility in the ethanol market as we experience relatively stable demand and shifting ethanol supply.

The average price we received for our distiller grains increased during our first quarter of 2013 compared to the same period of 2012. Management attributes this increase in distiller grains prices with higher corn prices which typically positively impact distiller grains prices and a tight corn supply which is keeping the price of distiller grains up in relationship to the price of corn. The average price we received for our dried distiller grains during our first quarter of 2013 was approximately 35% greater than the same period of 2012. The average price we received for our modified/wet distiller grains during our first quarter of 2013 was approximately 116% greater than during the same period of 2012. We typically market the vast majority of our distiller grains in the dried form compared to the modified/wet form due to market conditions which favor dried distiller grains. Management makes decisions regarding what form of distiller grains we produce and sell based on these market conditions. Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices. We continue to experience strong export demand for distiller grains which management attributes to higher corn prices and higher world demand for animal feed.

We sold approximately 4% less tons of distiller grains during our first quarter of 2013 compared to the same period of 2012. Management attributes the decrease in distiller grain sales to increased production of corn oil, on a per bushel basis, by the ethanol plant and decreased production of ethanol. Since distiller grains are a co-product of the ethanol production process, when ethanol production decreases it results in a decrease in distiller grains production. Management anticipates relatively consistent distiller grains production during the remaining quarters of our 2013 fiscal year.

The average price we received for our corn oil during our first quarter of 2013 was approximately 17% lower than during the same period of 2012. Management attributes this decrease in the average price we received for our corn oil with increased corn oil supplies and lower corn oil demand due to reduced biodiesel production. Management anticipates that corn oil prices will continue at the recent levels provided that corn oil demand for biodiesel production remains consistent and the corn oil supply does not increase significantly. We sold approximately the same amount of corn oil during our first quarter of 2013 compared to the same period of 2012. Management anticipates continued strong corn oil sales for the remainder of the 2013 fiscal year.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $156,000 during our first quarter of 2013. For our first quarter of 2012, we had a combined realized and unrealized gain on our ethanol derivative instrument positions of approximately $1,693,000. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 13% during our first quarter of 2013 compared to the same period of 2012. Our average cost per bushel of corn during our first quarter of 2013 was approximately 21% higher than during the same period of 2012. Management attributes this increase in corn costs with tighter corn supplies and concerns regarding continued drought conditions during 2013. Corn prices have been volatile during our last two fiscal years and management anticipates that corn prices will continue to be volatile during our 2013 fiscal year and beyond.

Our corn consumption was approximately 6% lower during our first quarter of 2013 compared to the same period of 2012 because of our increased operating efficiency and lower ethanol production. Management anticipates that our corn consumption will remain relatively consistent during the remaining quarters of our 2013 fiscal year. Management continues to work to maximize the amount of ethanol that we produce per bushel of corn in order to reduce our cost of goods sold.

Our natural gas costs increased by approximately 4% during our first quarter of 2013 compared to the same period of 2012. The average price we paid per mmBtu of natural gas increased by approximately 8% for our first quarter of 2013 compared to the same period of 2012. Management attributes this increase in the average price we paid for our natural gas with certain natural gas commitments we have in place which are at rates higher than current market prices. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or large demand increases. Management believes that the United States may start exporting natural gas in the future which could increase natural gas demand and result in higher domestic natural gas prices. Our natural gas consumption was approximately 4% lower during our first quarter of 2013 compared to the same period of 2012 because of decreased production.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $884,000 during our first quarter of 2013. For our first quarter of 2012, our derivative instrument positions resulted in a combined realized and unrealized loss of approximately $1,447,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.

Operating Expenses. Our operating expenses were higher for our first quarter of 2013 compared to the same period of 2012 due primarily to ethanol promotion related to various industry groups which we support.

Other Income (Expense). Our interest expense was higher during our first quarter of 2013 compared to the same period of 2012 due to increased borrowing on our credit facilities with Farm Credit. Our equity in the net income of our investments decreased during our first quarter of 2013 compared to the same period of 2012 due primarily to market conditions in the ethanol industry which negatively impacted results throughout the industry. Our investments are primarily in other companies involved in the ethanol industry.

Changes in Financial Condition for the Three Months Ended January 31, 2013

Current Assets. The increase in our accounts receivable at January 31, 2013 compared to October 31, 2012 was due to the timing of our quarter end with respect to payments we received from our marketer. The value of our inventory was higher at January 31, 2013 compared to October 31, 2012 due to having a higher quantity of corn and finished goods inventory on hand at January 31, 2013 compared to October 31, 2012. Our prepaid expenses were higher at January 31, 2013 compared to October 31, 2012 primarily due to insurance premium payments we make in November of each year which represent our premiums for the entire year.

Property and Equipment. The net value of our property and equipment was lower at January 31, 2013 compared to October 31, 2012 due to depreciation. We had approximately $2.5 million in construction in progress at January 31, 2013 related to our grain handling system upgrade and expansion project which we anticipate will be complete at the end of March 2013.

Other Assets. Our other assets at January 31, 2013 were comparable to October 31, 2012. We paid our primary lender $22,500 for the increase in our credit facility during the first fiscal quarter of 2013.

Current Liabilities. Our current liabilities were comparable at January 31, 2013 and October 31, 2012. Checks issued in excess of our bank balances are paid from our line of credit with Farm Credit when the checks are presented for payment.

Long-term Liabilities. Our long-term liabilities were higher at January 31, 2013 compared to October 31, 2012, primarily due to a loan balance of approximately $25,458,000 we had outstanding with Farm Credit. This increase in our long-term debt relates primarily to our repurchase of membership units owned by our largest equity holder in December 2012 and also from increases in both corn and ethanol finished goods inventory. Deferred compensation liabilities were lower at January 31, 2013 compared to October 31, 2012 due to payments we made for deferred compensation.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of January 31, 2013, we had approximately $9,542,000 available pursuant to our variable line of credit.

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

The following table shows our cash flows for the three months ended January 31, 2013 and 2012:

	Three Months Ended January 31,
	2013	2012
Net cash (used in) provided by operating activities	$(5,018,739)	$16,655,326
Net cash (used in) investing activities	(1,268,451)	(1,071,174)
Net cash provided by (used in) financing activities	6,287,190	(15,941,007)

Cash Flow From Operations

Our cash flow from operations for the first three months of 2013 was lower primarily due to a decrease in our net income compared to the same period of 2012. Further, during the 2012 period, a decrease in accounts receivable had a significant positive impact on our cash flow during that period.

Cash Flow From Investing Activities

We used less cash for investing activities during the first three months of 2013 compared to the same period of 2012 primarily due to having less capital expenditures. Our primary capital expenditure during the 2013 period was for our grain handling upgrade project.

Cash Flow From Financing Activities.

During the first three months of 2013, we received proceeds from our long-term debt which we used to fund our unit repurchase in December 2012. We primarily used cash for financing activities during the 2012 period for a distribution we made to our members.

Short-Term and Long-Term Debt Sources

We have a $35 million credit facility with Farm Credit. In exchange for this $35 million credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

Variable Lines of Credit

We have a long-term revolving line of credit with an original available amount of $35 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of January 31, 2013, we had approximately $25,458,000 outstanding on this loan with an accrued interest rate of 3.36% per year. As of January 31, 2013, we had approximately $9,542,000 available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2013, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $25.5 million outstanding in variable rate debt as of January 31, 2013. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of January 31, 2013 would be approximately $86,000.

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

As of January 31, 2013, we had price protection in place for approximately 12% of our anticipated corn needs, approximately 23% of our natural gas needs and approximately 5% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,294,000	MMBTU	10%	$483,000
Ethanol	104,624,000	Gallons	10%	$23,237,000
Corn	33,989,497	Bushels	10%	$25,033,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended January 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2012, included in our annual report on Form 10-K.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union recently concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff of $83.03 per metric ton on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result of this tariff, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

During our first quarter of 2013, we made the following repurchases of our membership units.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may be yet be purchased under the plans or programs
November 2012	—	$—	—	—
December 2012	4,577,000(1)	3.71	—	—
January 2013	—	—	—	—
Total	4,577,000	$3.71	—	—
(1) This repurchase was a privately negotiated transaction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
3.1	Second Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC *
10.1	Membership Unit Repurchase Agreement dated December 12, 2012 between Golden Grain Energy, LLC and Steven Retterath. *
10.2	Amendment to the Master Loan Agreement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. *
10.3	Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. *
10.4	$5,000,000 Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA. *
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2013 and October 31, 2012, (ii) Statements of Operations for the three months ended January 31, 2013 and 2012, (iii) Statements of Cash Flows for the three months ended January 31, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 15, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2013	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)