Form 10-Q
period 2013-04-30
GOLDEN GRAIN ENERGY
filed 2013-06-13
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of June 13, 2013, there were 18,963,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	April 30, 2013	October 31, 2012
	(Unaudited)
Current Assets
Accounts receivable	$8,182,429	$6,733,711
Other receivables	764,005	860,725
Derivative instruments	2,285,371	414,646
Inventory	13,122,148	9,893,958
Prepaid expenses and other	1,564,438	1,312,326
Total current assets	25,918,391	19,215,366

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,457,627
Office equipment	320,345	320,345
Plant and process equipment	79,693,676	75,454,525
Construction in progress	223,055	1,482,255
	130,718,788	127,738,837
Less accumulated depreciation	61,356,481	56,617,389
Net property and equipment	69,362,307	71,121,448

Other Assets
Investments	24,196,714	23,602,518
Grant receivable, net of current portion	1,517,342	1,457,420
Debt issuance costs, net of accumulated amortization (2013 $32,437; 2012 $26,635)	67,009	50,312
Total other assets	25,781,065	25,110,250

Total Assets	$121,061,763	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	April 30, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Outstanding checks in excess of bank balance	$653,166	$360,338
Current portion long-term debt	81,605	34,454
Accounts payable	5,458,828	6,705,426
Accrued expenses	916,259	951,126
Deferred revenue	464,379	415,345
Total current liabilities	7,574,237	8,466,689

Long-term Liabilities
Deferred compensation	190,447	243,122
Long-term debt, net of current maturities	25,032,144	2,742,744
Deferred revenue, net of current portion	1,776,289	1,300,513
Total long-term liabilities	26,998,880	4,286,379

Commitments and Contingencies

Members' Equity (19,883,000 and 24,460,000 units issued and outstanding, respectively)	86,488,646	102,693,996

Total Liabilities and Members’ Equity	$121,061,763	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012

Revenues	$93,880,209	$79,018,996	$179,288,371	$163,387,273

Cost of Goods Sold	91,745,943	78,168,358	178,119,660	155,589,702

Gross Profit	2,134,266	850,638	1,168,711	7,797,571

Operating Expenses	548,657	549,222	1,320,040	1,216,201

Operating Income (Loss)	1,585,609	301,416	(151,329)	6,581,370

Other Income (Expense)
Other income	39,735	162,167	39,735	162,957
Interest expense	(170,389)	(55,521)	(293,622)	(110,407)
Equity in net income of investments	1,103,452	405,470	1,199,866	3,659,151
Total	972,798	512,116	945,979	3,711,701

Net Income	$2,558,407	$813,532	$794,650	$10,293,071

Basic & diluted net income per unit	$0.13	$0.03	$0.04	$0.42
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,883,000	24,460,000	21,408,666	24,460,000
Distributions Per Unit	$—	$—	$—	$0.65

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2013	April 30, 2012

Cash Flows from Operating Activities
Net income	$794,650	$10,293,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,744,894	4,472,552
Unrealized (gain) on risk management activities	(1,870,725)	(397,085)
Amortization of deferred revenue	(226,518)	(215,966)
Accretion of interest on grant receivable	(59,923)	(91,008)
Earnings in excess of distributions from investments	(594,196)	(1,234,501)
Deferred compensation expense	15,216	39,059
Change in assets and liabilities
Accounts receivable	(1,448,718)	10,408,347
Inventory	(3,228,190)	(1,775,711)
Prepaid expenses and other	(155,392)	(81,210)
Accounts payable	(1,077,797)	461,299
Accrued expenses	(34,867)	(6,634)
Deferred compensation payable	(67,891)	(158,743)
Net cash (used in) provided by operating activities	(3,209,457)	21,713,470

Cash Flows from Investing Activities
Capital expenditures	(2,648,750)	(3,068,513)
Net cash (used in) investing activities	(2,648,750)	(3,068,513)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	292,828	—
Proceeds from long-term debt	22,353,435	—
Payments for long-term debt	(16,884)	(52,469)
Payments for offering costs	(22,500)	—
Redemption of membership units	(17,000,000)	—
Distributions to members	—	(15,899,000)
Payments received on deferred contract	251,328	—
Net cash provided by (used in) financing activities	5,858,207	(15,951,469)

Net Increase in Cash and Equivalents	—	2,693,488

Cash and Equivalents – Beginning of Period	—	485,088

Cash and Equivalents – End of Period	$—	$3,178,576

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2013 $50,878; 2012 $0)	$236,549	$49,225

Supplemental Schedule of Non Cash Activities
Accounts Payable related to Construction in Process & Capital Expenditures	$497,895	$532,905
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity (Unaudited)
For the six months ended April 30, 2013

Balance - October 31, 2012	$102,693,996
Redemption of 4,577,000 membership units	(17,000,000)
Net Income	794,650
Balance - April 30, 2013	$86,488,646

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG), Guardian Eagle, LLC and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three months ended April 30, 2013 for all companies is based on the investee's results for the quarter ended March 31, 2013.

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

Net income per unit
Basic and diluted net income per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of April 30, 2013 or October 31, 2012 for environmental liabilities.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

Fair Value of financial instruments
Financial instruments include cash and equivalents, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. Due to the variable nature of the interest rate charged against the debt, the fair value of the debt approximates carrying value. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the first six months of 2013, ethanol sales accounted for approximately 75% of total revenue, distiller grains sales accounted for approximately 22% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 84.0% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which ethanol sells and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

Reclassification
Certain items in the cash flow statement for the period ended April 30, 2012 have been reclassified to conform to the 2013 classification. The changes were made to agree with the classification used in the April 30, 2013 financial statements.

2.    INVENTORY

Inventory consisted of the following as of April 30, 2013 and October 31, 2012:

	April 30, 2013	October 31, 2012
Raw Materials	$7,041,634	$3,049,045
Work in Process	2,259,779	2,449,296
Finished Goods	3,820,735	4,395,617
Totals	$13,122,148	$9,893,958

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with original maximum borrowings of $30,000,000 and $5,000,000 and maturing on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.35% as of April 30, 2013). The borrowings are secured by substantially all the assets of the Company. On December 26, 2012, the Company executed an amended credit agreement that increased the total loan availability from $22.5 million to $35 million. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of April 30, 2013, the Company had approximately $25.0 million outstanding and $10.0 million total additional available to borrow under the credit agreement.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

The Company has other notes payable of approximately $68,000 and $154,000 outstanding as of April 30, 2013 and October 31, 2012, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three and six months ended April 30, 2013 totaled approximately $18,776,000 and $38,093,000, respectively. Purchases during the same periods of 2012 totaled approximately $29,447,000 and $62,287,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $34,000 and $100,000 to operating expenses during the three and six months ended April 30, 2013 and $63,000 and $114,000 for the same periods of 2012, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three and six months ended April 30, 2013, the Company recorded compensation expense related to this plan of approximately $0 and $15,000, respectively. During the same periods of 2012, the Company recorded compensation expense related to this plan of approximately $15,000 and $39,000. As of April 30, 2013, and October 31, 2012, the Company had a liability of approximately $190,000 and $243,000 outstanding as deferred compensation and has approximately $9,300 to be recognized as future compensation expense. Three of the employees covered under this plan are fully vested and one employee has approximately three years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of April 30, 2013. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 2,700 unvested equivalent phantom units outstanding under this plan as of April 30, 2013.

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

Approximate sales and marketing fees related to the agreements in place as of April 30, 2013 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Sales ethanol, distiller grains & corn oil	$94,910,000	$78,820,000	$180,620,000	$161,634,000
Marketing fees	150,000	200,000	296,000	338,000

As of	April 30, 2013	October 31, 2012
Amount due from marketer of ethanol, distiller grains & corn oil	$8,141,000	$6,216,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2013 and 2012 and the fair value of derivatives as of April 30, 2013 and October 31, 2012:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(596,000)	$(284,000)	$(880,000)
three months ending April 30, 2013	Cost of Goods Sold	(1,248,000)	(857,000)	(2,105,000)
	Total	$(1,844,000)	$(1,141,000)	$(2,985,000)

Commodity Contracts for the	Revenue	$293,000	$106,000	$399,000
three months ending April 30, 2012	Cost of Goods Sold	(225,000)	(46,000)	(271,000)
	Total	$68,000	$60,000	$128,000

Commodity Contracts for the	Revenue	$(462,000)	$(574,000)	$(1,036,000)
six months ending April 30, 2013	Cost of Goods Sold	(393,000)	(828,000)	(1,221,000)
	Total	$(855,000)	$(1,402,000)	$(2,257,000)

Commodity Contracts for the	Revenue	$68,000	$2,023,000	$2,091,000
six months ending April 30, 2012	Cost of Goods Sold	(92,000)	(1,626,000)	(1,718,000)
	Total	$(24,000)	$397,000	$373,000

	Balance Sheet Classification	April 30, 2013	October 31, 2012
Futures and option contracts through May 2013
In gain position		$396,000	$486,000
In loss position		(2,289,000)	(977,000)
Cash held by broker		4,178,000	906,000
	Current Asset	$2,285,000	$415,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

As of April 30, 2013, the Company had outstanding purchase commitments of which approximately $9,864,000 were with related parties:

	Commitments Through	Amount
Corn - fixed price	March 2014	$26,569,000
Corn - basis contract	June 2013	11,579,000

As of April 30, 2013, the Company has fixed price contracts in place for approximately 24% of our anticipated corn needs, approximately 0% of our natural gas needs and approximately 18% of our ethanol sales for the next 12 months.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
April 30, 2013
Assets	$396,000	—	$396,000	—
Liabilities	(2,289,000)	—	(2,289,000)	—
October 31, 2012
Assets	$486,000	—	$486,000	—
Liabilities	(977,000)	—	(977,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	3/31/2013	9/30/2012
Current Assets	$259,003	$224,095
Other Assets	297,583	313,018
Current Liabilities	165,220	163,804
Long-term Debt	75,729	40,396
Members’ Equity	315,638	332,913

	Three Months Ended		Six Months Ended
Income Statement	3/31/2013	3/31/2012	3/31/2013	3/31/2012
Revenue	$225,713	$245,250	$489,447	$545,075
Gross Profit	14,535	11,418	21,945	60,231
Net Income	9,743	5,942	12,572	48,651

The Company recorded equity in net income from investments related to the entities described above of approximately $1,103,000 and $1,200,000 for the three and six months ended April 30, 2013, respectively. For the three and six months ended April 30, 2012 the Company recorded equity in net income from these entities of approximately $405,000 and $3,659,000, respectively.

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

Results of Operations for the Three Months Ended April 30, 2013 and 2012

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended April 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$93,880,209	100.0	$79,018,996	100.0
Cost of Goods Sold	91,745,943	97.7	78,168,358	98.9
Gross Profit	2,134,266	2.3	850,638	1.1
Operating Expenses	548,657	0.6	549,222	0.7
Operating Income	1,585,609	1.7	301,416	0.4
Other Income	972,798	1.0	512,116	0.6
Net Income	$2,558,407	2.7	$813,532	1.0

Revenue. Our total revenue was higher for the second quarter of 2013 compared to the same period of 2012, primarily due to a higher sales price for the ethanol and distiller grains we sold during the 2013 period. For the second quarter of 2013, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 21% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue. For the second quarter of 2012, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue.

The average price we received for our ethanol during the second quarter of 2013 was approximately 14% higher than the average price we received for the same period of 2012. Management attributes this increase in the average price we received for our ethanol with general increases in commodity prices during the second quarter of 2013 compared to the same period of 2012. This resulted in higher than usual ethanol prices which positively impacted operating margins. Management anticipates strong ethanol demand during our third quarter of 2013. Management anticipates that ethanol imports from Brazil may increase during the fourth quarter of 2013 which may result in lower ethanol prices and less favorable operating margins during that time.

Our total ethanol gallons sold increased by approximately 2% during the second quarter of 2013 compared to the same period of 2012 due to additional production because we had fewer days when the ethanol plant was not operating during the second quarter of 2013 compared to the same period of 2012. Management anticipates that ethanol production will remain relatively consistent during the remaining quarters of our 2013 fiscal year provided that we can continue to secure corn at prices that allow us to operate the ethanol plant profitably. Management anticipates that our average ethanol sales price will be higher during the third quarter of 2013 but then return to lower levels during the fourth quarter of 2013.

The average price we received for our distiller grains increased during the second quarter of 2013 compared to the same period of 2012. Management attributes this increase in distiller grains prices with high corn prices which typically positively impact distiller grains prices as well as a tight supply of corn which is keeping the price of distiller grains up in relationship to the price of corn. The average price we received for our dried distiller grains during the second quarter of 2013 was approximately 35% greater than during the same period of 2012. The average price we received for our modified/wet distiller grains during the second quarter of 2013 was approximately 98% greater than during the same period of 2012. We typically market the vast majority of our distillers grains in the dried form compared to the modified/wet form due to market conditions which favor dried distiller grains. Management makes decisions regarding what form of distiller grains we produce and sell based on these market conditions.

Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices. We continue to experience strong export demand for distiller grains which management attributes to higher corn prices and higher world demand for animal feed.

We sold approximately the same amount of distiller grains during the second quarter of 2013 compared to the same period of 2012. Management anticipates that distiller grains sales will decrease slightly during the third quarter of 2013 due to our scheduled maintenance shutdown but then return to comparable levels during the fourth quarter of 2013.

The average price we received for our corn oil during the second quarter of 2013 was approximately 8% lower than during the same period of 2012. Management attributes this decrease in the average price we received for our corn oil with increased corn oil supplies. Management anticipates that corn oil prices will continue at recent levels as long as corn prices remain high and animal feed demand is steady. We sold approximately 16% more corn oil during the second quarter of 2013 compared to the same period of 2012. Management attributes this increase in corn oil sales with improved production processes and procedures which allowed us to significantly increase our corn oil production. Management anticipates continued strong corn oil sales due to these process improvements.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $880,000 during the second quarter of 2013. For the second quarter of 2012, we had a combined realized and unrealized gain on our ethanol derivative instrument positions of approximately $399,000. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn increased by approximately 16% during the second quarter of 2013 compared to the same period of 2012. Our average cost per bushel of corn during the second quarter of 2013 was approximately 13% higher than during the same period of 2012. Management attributes this increase in corn costs with tight corn supplies, delayed planting and generally increasing commodity prices. Corn prices have been volatile during our last three fiscal years and management anticipates that corn prices will continue to be volatile during the rest of our 2013 fiscal year and beyond. Management believes that this corn price volatility is related to decreased corn carryover and unfavorable weather conditions that could negatively impact corn production in the United States or abroad. Further, management anticipates that local tight corn supplies may lead to increased prices we have to pay to purchase corn, particularly during our fourth quarter of 2013, which may negatively impact our operating margins.

Our corn consumption was 3% higher during the second quarter of 2013 compared to the same period of 2012 because of a slight increase in the gallons we produced during the second quarter of 2013 compared to the same period of 2012. Management anticipates that our corn consumption will remain at the current levels for the remaining part of 2013 unless tight corn supplies during our fourth quarter require us to reduce ethanol production levels.

Our total cost of goods sold related to natural gas costs increased by approximately 81% during the second quarter of 2013 compared to the same period of 2012. The average price we paid per mmBtu of natural gas increased by approximately 72% for the second quarter of 2013 compared to the same period of 2012. Management attributes this increase in the average price we paid for our natural gas with certain natural gas commitments we had in place which are at rates higher than market prices for the second quarter of 2013. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or large demand increases. Management believes that the United States may start exporting natural gas in the future which could increase natural gas demand and result in higher domestic natural gas prices. Our natural gas consumption was approximately 5% higher during the second quarter of 2013 compared to the same period of 2012 because of increased ethanol production.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $2.1 million during the second quarter of 2013. For the second quarter of 2012, our derivative instrument positions resulted in a combined realized and unrealized loss of approximately $271,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.

Operating Expenses. Our operating expenses were approximately the same for the second quarter of 2013 compared to the same period of 2012.

Other Income (Expense). Our interest expense was higher during the second quarter of 2013 compared to the same period of 2012 due to increased borrowing on our credit facilities with Farm Credit. Our equity in the net income of our investments increased during the second quarter of 2013 compared to the same period of 2012 due to general increases in profitability within the ethanol industry. Our investments are primarily in other companies involved in the ethanol industry.

Results of Operations for the Six Months Ended April 30, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$179,288,371	100.0	$163,387,273	100.0
Cost of Goods Sold	178,119,660	99.3	155,589,702	95.2
Gross Profit	1,168,711	0.7	7,797,571	4.8
Operating Expenses	1,320,040	0.7	1,216,201	0.7
Operating Income (Loss)	(151,329)	(0.1)	6,581,370	4.0
Other Income	945,979	0.5	3,711,701	2.3
Net Income	$794,650	0.4	$10,293,071	6.3

Revenues. Our total revenues were higher for the first six months of 2013 compared to the same period of 2012. This increase in revenue is a result of an increase in the average sale price we received for the ethanol and distiller grains we sold in 2013 as compared to 2012. Management attributes these increases to generally higher commodity prices.

The average price we received for our ethanol was approximately 5% higher for the first six months of 2013 compared to the same period of 2012. Management attributes this increase in ethanol prices with higher gasoline prices and reduced ethanol inventories. Offsetting the increase in our average ethanol sale price, we produced approximately 2% fewer gallons of ethanol in the first six months of 2013 compared to the same period of 2012. During the first six months of 2013, we experienced combined realized and unrealized loss on our ethanol derivatives of approximately $1.0 million which decreased our revenue. By comparison, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $2.1 million during the first six months of 2012 which increased our revenue.

The average price we received for our dried distillers grains was approximately 35% greater for the first six months of 2013 compared to the same period of 2012. In addition, the average price we received for our modified/wet distillers grains was approximately 106% greater for the first six months of 2013 compared to the same period of 2012. Management attributes these price increases with less corn supply which positively impacted the market price of distiller grains. On a total tons basis, we sold approximately 2% less distiller grains during the first six months of 2013 compared to the same period of 2012.

We sold approximately 8% more pounds of corn oil during the first six months of 2013 compared to the same period of 2012. Management attributes this increase in corn oil sales with better performance from the oil separation equipment during 2013 compared to 2012 as well as implementation of operating efficiencies. Offsetting the increase in total pounds of corn oil sold, the average price we received for our corn oil was 12% lower for the first six months of 2013 compared to the same period of 2012. Management attributed this decrease in corn oil price with higher supplies of corn oil.

Cost of Goods Sold. Our cost of goods sold was significantly higher for the first six months of 2013 compared to the same period of 2012. Our average cost per bushel of corn was approximately 17% higher during the first six months of 2013 compared to the same period of 2012. We consumed 2% less bushels of corn during the first six months of 2013 compared to the same period of 2012. Management attributes this decrease in corn consumption with a slight decrease in production for the first six months of 2013 compared to 2012.

Our natural gas costs increased by approximately 33% during the first six months of 2013 compared to the same period of 2012. The average price we paid per mmBtu of natural gas was approximately 33% higher during the first six months of 2013 compared to the same period of 2012. Our natural gas consumption during the first six months of 2013 was approximately 1% higher compared to the first six months of 2012 and our efficiency also decreased by 2% during that same time period. Management attributes this increase in our natural gas costs with increased strength in the natural gas markets and certain natural gas commitments we had in place which were at rates higher than market prices for the first six months of 2012.

We experienced approximately $1.2 million of combined realized and unrealized losses for the first six months of 2013 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $1.7 million of combined realized and unrealized losses for the first six months of 2012 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during the first six months of 2013 compared to the same period of 2012 primarily due to ethanol promotion costs related to various industry groups which we support.

Other Income (Expense). Other income was lower for the first six months of 2013 compared to the same period of 2012 due primarily to lower income from our investments. Interest expense for the first six months of 2013 was higher than the same period of 2012 because borrowing on our credit facilities during the first six months of 2013 were more than in 2012. Our income from our investments was lower for the first six months of 2013 compared to the same period of 2012 due to unfavorable ethanol margins during the first six months of 2013. Management anticipates income from investments to improve during the third quarter of our 2013 fiscal year due to improved ethanol margins in recent months. Our investments are primarily in other companies involved in the ethanol industry.

Changes in Financial Condition for the Six Months Ended April 30, 2013

Current Assets. The increase in our accounts receivable at April 30, 2013 compared to October 31, 2012 was due to an increase in the selling price for our ethanol. The value of our inventory was higher at April 30, 2013 compared to October 31, 2012 due to having a higher quantity of corn and finished goods inventory on hand at April 30, 2013. Since the completion of the grain bin, we are able to carry more corn inventory at our production facility. Our derivative instruments were higher at April 30, 2013 compared to October 31, 2012 due to having more derivative instrument positions in place and because we were required to maintain more cash in our margin account with our commodities brokers. Our prepaid expenses were higher at April 30, 2013 compared to October 31, 2012 primarily due to insurance premium payments we make in November of each year which represent our premiums for the entire year.

Property and Equipment. The net value of our property and equipment was lower at April 30, 2013 compared to October 31, 2012 due to depreciation. We capitalized approximately $4.1 million for our new grain system, of which approximately $2.6 million was spent during our 2013 fiscal year and have approximately $223,000 in construction in progress at April 30, 2013 related to various capital projects at our production facility.

Other Assets. Our other assets were higher at April 30, 2013 compared to October 31, 2012 due mainly to the increase in value of our various investments during the first six months of 2013.

Current Liabilities. Our accounts payable was lower at April 30, 2013 compared to October 31, 2012 due primarily to lower payables for corn as of April 30, 2013. Checks issued in excess of our bank balances are paid from our line of credit with Farm Credit when the checks are presented for payment.

Long-term Liabilities. Our long-term liabilities were higher at April 30, 2013 compared to October 31, 2012, primarily due to a loan balance of approximately $25,046,000 we had outstanding with our primary lender. This increase in our long-term debt relates primarily to our repurchase of membership units owned by our largest equity holder in December 2012 and also from an increase in corn and ethanol finished goods inventory. Deferred compensation liabilities were lower at April 30, 2013 due to payments we made on our deferred compensation arrangements during the first six months of 2013.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of April 30, 2013, we had approximately $10.0 million available pursuant to our variable line of credit.

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

The following table shows our cash flows for the six months ended April 30, 2013 and 2012:

	Six Months Ended April 30
	2013	2012
Net cash (used in) provided by operating activities	$(3,209,457)	$21,713,470
Net cash (used in) investing activities	(2,648,750)	(3,068,513)
Net cash provided by (used in) financing activities	5,858,207	(15,951,469)

Cash Flow From Operations

Our cash flows from operations for the first six months of 2013 were lower primarily due to a decrease in our net income along with increases in both inventory and accounts receivable and a decrease in accounts payable. We also experienced losses on our derivative instruments that required us to maintain more cash in our margin accounts with our commodities brokers for the first six months of 2013 as compared to the same period of 2012.

Cash Flow From Investing Activities

We used less cash for investing activities during the first six months of 2013 compared to the same period of 2012 primarily due to having less capital expenditures. Our primary capital expenditure during the 2013 period was for our grain handling upgrade project.

Cash Flow From Financing Activities.

During the first six months of 2013, we received proceeds from our long-term debt which we used to fund our unit repurchase in December 2012. We primarily used cash for financing activities during the 2012 period for a distribution we made to our members.

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

Variable Line of Credit

We have a long-term revolving line of credit with an original available amount of $35 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of April 30, 2013, we had approximately $25.0 million outstanding on this loan with an accrued interest rate of 3.35% per year. As of April 30, 2013, we had approximately $10.0 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2013, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $25.0 million outstanding in variable rate debt as of April 30, 2013. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of April 30, 2013 would be approximately $5,000.

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

As of April 30, 2013, we had price protection in place for approximately 24% of our anticipated corn needs, approximately 0% of our natural gas needs and approximately 18% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,190,000	MMBTU	10%	$1,282,000
Ethanol	90,638,000	Gallons	10%	$21,617,000
Corn	29,104,000	Bushels	10%	$20,972,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended April 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2013 and October 31, 2012, (ii) Statements of Operations for the three and six months ended April 30, 2013 and 2012, (iii) Statements of Cash Flows for the six months ended April 30, 2013 and 2012, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 13, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 13, 2013	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)