Form 10-Q
period 2013-07-31
GOLDEN GRAIN ENERGY
filed 2013-09-13
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 13, 2013, there were 18,963,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

ASSETS	July 31, 2013	October 31, 2012
	(Unaudited)
Current Assets
Accounts receivable	$2,397,744	$6,733,711
Other receivables	722,025	860,725
Derivative instruments	1,109,749	414,646
Inventory	14,468,886	9,893,958
Prepaid expenses and other	1,422,426	1,312,326
Total current assets	20,120,830	19,215,366

Property and Equipment
Land and land improvements	11,262,333	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,457,627
Office equipment	320,345	320,345
Plant and process equipment	79,693,676	75,454,525
Construction in progress	659,103	1,482,255
	131,154,836	127,738,837
Less accumulated depreciation	63,785,306	56,617,389
Net property and equipment	67,369,530	71,121,448

Other Assets
Investments	26,390,277	23,602,518
Grant receivable, net of current portion	1,185,987	1,457,420
Debt issuance costs, net of accumulated amortization (2013 $35,308; 2012 $26,635)	64,138	50,312
Total other assets	27,640,402	25,110,250

Total Assets	$115,130,762	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheet

LIABILITIES AND MEMBERS' EQUITY	July 31, 2013	October 31, 2012
	(Unaudited)
Current Liabilities
Outstanding checks in excess of bank balance	$389,528	$360,338
Current portion long-term debt	36,578	34,454
Accounts payable	6,379,636	6,705,426
Accrued expenses	926,535	951,126
Deferred revenue	443,407	415,345
Total current liabilities	8,175,684	8,466,689

Long-term Liabilities
Deferred compensation	190,619	243,122
Long-term debt, net of current maturities	11,679,694	2,742,744
Deferred revenue, net of current portion	1,613,946	1,300,513
Total long-term liabilities	13,484,259	4,286,379

Commitments and Contingencies

Members' Equity (19,883,000 and 24,460,000 units issued and outstanding, respectively)	93,470,819	102,693,996

Total Liabilities and Members’ Equity	$115,130,762	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012

Revenues	$84,597,520	$85,411,913	$263,885,891	$248,799,186

Cost of Goods Sold	79,070,055	87,321,041	257,189,715	242,910,743

Gross Profit (Loss)	5,527,465	(1,909,128)	6,696,176	5,888,443

Operating Expenses	568,952	435,667	1,888,992	1,651,868

Operating Income (Loss)	4,958,513	(2,344,795)	4,807,184	4,236,575

Other Income (Expense)
Other income	—	120	39,735	163,077
Interest expense	(172,613)	(33,944)	(466,235)	(144,351)
Equity in net income (loss) of investments	2,196,273	(8,810)	3,396,139	3,650,341
Total	2,023,660	(42,634)	2,969,639	3,669,067

Net Income (Loss)	$6,982,173	$(2,387,429)	$7,776,823	$7,905,642

Basic & diluted net income (loss) per unit	$0.35	$(0.10)	$0.37	$0.32
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,883,000	24,460,000	20,900,111	24,460,000
Distributions Per Unit	$—	$—	$—	$0.65

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2013	July 31, 2012

Cash Flows from Operating Activities
Net income	$7,776,823	$7,905,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,176,590	6,762,262
Unrealized (gain) on risk management activities	(695,103)	(865,623)
Amortization of deferred revenue	(409,833)	(384,870)
Change in accretion amounts of interest on grant receivable	19,380	(65,228)
Earnings in excess of distributions from investments	(2,787,759)	(1,127,584)
Deferred compensation expense	15,388	50,875
Change in assets and liabilities
Accounts receivable	4,335,967	(1,029,236)
Inventory	(4,574,928)	(1,731,877)
Prepaid expenses and other	28,600	(26,353)
Accounts payable	231,806	1,298,614
Accrued expenses	(24,591)	89,317
Deferred compensation payable	(67,891)	(158,743)
Net cash provided by operating activities	11,024,449	10,717,196

Cash Flows from Investing Activities
Capital expenditures	(3,473,593)	(5,740,630)
Net cash (used in) investing activities	(3,473,593)	(5,740,630)

Cash Flows from Financing Activities
Increase in outstanding checks in excess of bank balance	29,190	766,262
Proceeds from long-term debt	17,000,000	9,407,230
Payments for long-term debt	(8,060,926)	(60,500)
Payments for debt issuance costs	(22,500)	—
Redemption of membership units	(17,000,000)	—
Distributions to members	—	(15,899,000)
Payments received on deferred contract	251,328	—
Payments received on grant receivable	252,052	324,354
Net cash (used in) financing activities	(7,550,856)	(5,461,654)

Net Decrease in Cash and Equivalents	—	(485,088)

Cash and Equivalents – Beginning of Period	—	485,088

Cash and Equivalents – End of Period	$—	$—

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2013 $50,878; 2012 $25,800)	$433,124	$145,260

Supplemental Schedule of Non Cash Activities
Accounts Payable related to Construction in Process	$109,100	$169,088
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity (Unaudited)
For the nine months ended July 31, 2013

Balance - October 31, 2012	$102,693,996
Redemption of 4,577,000 membership units	(17,000,000)
Net Income	7,776,823
Balance - July 31, 2013	$93,470,819

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the three months ended July 31, 2013 for all companies is based on the investee's results for the quarter ended June 30, 2013.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of July 31, 2013 or October 31, 2012 for environmental liabilities.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

Fair Value of financial instruments
Financial instruments include receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. Due to the variable nature of the interest rate charged against the debt, the fair value of the debt approximates carrying value. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol, distiller grains and corn oil to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the first nine months of 2013, ethanol sales accounted for approximately 76% of total revenue, distiller grains sales accounted for approximately 21% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 85.0% of cost of goods sold.

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

Reclassification
Certain items in the cash flow statement for the period ended July 31, 2012 have been reclassified to conform to the 2013 classification. The changes were made to agree with the classification used in the July 31, 2013 financial statements.

2.    INVENTORY

Inventory consisted of the following as of July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
Raw Materials	$6,395,609	$3,049,045
Work in Process	2,317,608	2,449,296
Finished Goods	5,755,669	4,395,617
Totals	$14,468,886	$9,893,958

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan and a seasonal revolving loan with original maximum borrowings of $30,000,000 and $5,000,000 and maturing on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.34% as of July 31, 2013). The borrowings are secured by substantially all the assets of the Company. On December 26, 2012, the Company executed an amended credit agreement that increased the total loan availability from $22.5 million to $35 million. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of July 31, 2013, the Company had approximately $11.7 million outstanding and $23.3 million total additional available to borrow under the credit agreement.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

The Company has other notes payable of approximately $59,000 and $154,000 outstanding as of July 31, 2013 and October 31, 2012, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three and nine months ended July 31, 2013 totaled approximately $11,916,000 and $50,009,000, respectively. Purchases during the same periods of 2012 totaled approximately $26,930,000 and $89,217,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction of approximately $34,000 and $135,000 to operating expenses during the three and nine months ended July 31, 2013 and $27,000 and $141,000 for the same periods of 2012, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a five year vesting schedule. During the three and nine months ended July 31, 2013, the Company recorded compensation expense related to this plan of approximately $0 and $15,000, respectively. During the same periods of 2012, the Company recorded compensation expense related to this plan of approximately $12,000 and $51,000. As of July 31, 2013, and October 31, 2012, the Company had a liability of approximately $191,000 and $243,000 outstanding as deferred compensation and has approximately $9,900 to be recognized as future compensation expense. Three of the employees covered under this plan are fully vested and one employee has approximately two years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of July 31, 2013. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 2,700 unvested equivalent phantom units outstanding under this plan as of July 31, 2013.

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

Approximate sales and marketing fees related to the agreements in place as of July 31, 2013 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Sales ethanol, distiller grains & corn oil	$85,595,000	$85,963,000	$266,215,000	$247,597,000
Marketing fees	148,000	210,000	444,000	548,000

As of	July 31, 2013	October 31, 2012
Amount due from marketer of ethanol, distiller grains & corn oil	$2,369,000	$6,216,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2013 and 2012 and the fair value of derivatives as of July 31, 2013 and October 31, 2012:

	Income Statement Classification	Realized Gain (Loss)	Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(2,658,000)	$1,809,000	$(849,000)
three months ending July 31, 2013	Cost of Goods Sold	(500,000)	951,000	451,000
	Total	$(3,158,000)	$2,760,000	$(398,000)

Commodity Contracts for the	Revenue	$1,182,000	$(1,523,000)	$(341,000)
three months ending July 31, 2012	Cost of Goods Sold	(5,299,000)	(168,000)	(5,467,000)
	Total	$(4,117,000)	$(1,691,000)	$(5,808,000)

Commodity Contracts for the	Revenue	$(3,120,000)	$1,235,000	$(1,885,000)
nine months ending July 31, 2013	Cost of Goods Sold	(893,000)	123,000	(770,000)
	Total	$(4,013,000)	$1,358,000	$(2,655,000)

Commodity Contracts for the	Revenue	$1,252,000	$499,000	$1,751,000
nine months ending July 31, 2012	Cost of Goods Sold	(5,391,000)	(1,794,000)	(7,185,000)
	Total	$(4,139,000)	$(1,295,000)	$(5,434,000)

	Balance Sheet Classification	July 31, 2013	October 31, 2012
Futures and option contracts through May 2014
In gain position		$3,295,000	$486,000
In loss position		(2,428,000)	(977,000)
Cash held by broker		243,000	906,000
	Current Asset	$1,110,000	$415,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

As of July 31, 2013, the Company had outstanding purchase and sale commitments of which approximately $4,580,000 were with related parties:

	Commitments Through	Amount
Ethanol - fixed price	August 2013	$920,000
Corn - fixed price	March 2014	6,984,000
Corn - basis contract	August 2013	13,225,000

As of July 31, 2013, the Company has fixed price futures and forward contracts in place for approximately 18% of our anticipated corn needs, approximately 2% of our natural gas needs and approximately 9% of our ethanol sales for the next 12 months.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
July 31, 2013
Assets	$3,295,000	—	$3,295,000	—
Liabilities	(2,428,000)	—	(2,428,000)	—
October 31, 2012
Assets	$486,000	—	$486,000	—
Liabilities	(977,000)	—	(977,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements
(Unaudited)

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	6/30/2013	9/30/2012
Current Assets	$295,137	$224,095
Other Assets	358,190	313,018
Current Liabilities	185,706	163,804
Long-term Debt	59,506	40,396
Members’ Equity	343,204	332,913

	Three Months Ended		Nine Months Ended
Income Statement	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue	$309,205	$243,389	$798,652	$788,463
Gross Profit	28,311	5,013	50,256	64,747
Net Income	26,827	563	39,398	49,214

The Company recorded equity in net income from investments related to the entities described above of approximately $2,196,000 and $3,396,000 for the three and nine months ended July 31, 2013, respectively. For the three and nine months ended July 31, 2012 the Company recorded equity in net income (loss) from these entities of approximately $(9,000) and $3,650,000, respectively.

10.    SUBSEQUENT EVENT

On August 19, 2013, the board of directors declared a cash distribution of $0.10 per membership unit to the holders of Class A and Class B units of record at the close of business on August 19, 2013, for a total distribution of $1,988,300. The distribution will be recorded in the Company's fourth quarter financial statements.

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

•	Changes in the availability and price of corn and natural gas;

•	The effect a reduction or elimination of the Federal Renewable Fuels Standard would have on the market for our ethanol;

•
Our ability to profitably operate the ethanol plant, including the sale of distiller grains and corn oil, and maintain a positive spread between the selling price of our products and our raw material costs;

•	The ability of the ethanol industry to generate additional demand through higher level blends of ethanol, including E15 and E85;

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes and advances in ethanol production technology;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

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

On August 19, 2013, our board of directors declared a distribution of $0.10 per membership unit for members of record as of August 19, 2013. The total amount of the distribution to be paid is $1,988,300 to be paid at the end of September 2013.

The ethanol industry depends on a number of federal and state laws and regulations, the most important of which is the Federal Renewable Fuels Standard (RFS), which requires that an increasing volume of renewable fuels, including the ethanol we produce, must be blended with gasoline each year in the United States. The United States Environmental Protection Agency (EPA) has the authority to waive the RFS requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). On August 6, 2013, the EPA passed its final rule establishing the 2013 RVO. In the August 6, 2013 release, the EPA stated that it anticipated reducing the 2014 RVO from the levels included in the RFS for 2014. Many in the ethanol industry believe that this signals a decrease in the RFS requirement for 2014 which may negatively impact the market for ethanol. For the last two years, several industry groups and state governors have petitioned the EPA to reduce or eliminate the RFS requirement, which waiver attempts have been rejected by EPA. However, it appears that the EPA is at least considering granting a partial waiver in 2014.

In addition, bills have been introduced in Congress that would eliminate or materially change the RFS. We believe that without the RFS, the market for ethanol will be significantly impacted which could negatively impact our ability to profitably operate the ethanol plant. While we believe that it is unlikely that a bill which eliminates the RFS would be passed by both houses of Congress and signed by the President, it is possible that legislative adjustments to the RFS could be made. If these changes materially decrease the ethanol use requirements in the RFS, they could negatively impact our business.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

The following table shows the results of our operations and the percentage of our revenue, cost of goods sold, operating expenses and other items to total revenue in our statement of operations for the three months ended July 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenues	$84,597,520	100.0	$85,411,913	100.0
Cost of Goods Sold	79,070,055	93.5	87,321,041	102.2
Gross Profit (Loss)	5,527,465	6.5	(1,909,128)	(2.2)
Operating Expenses	568,952	0.7	435,667	0.5
Operating Income (Loss)	4,958,513	5.9	(2,344,795)	(2.7)
Other Income (Expense)	2,023,660	2.4	(42,634)	—
Net Income (Loss)	$6,982,173	8.3	$(2,387,429)	(2.8)

Revenue. Our total revenue was lower for our third quarter of 2013 compared to the same period of 2012, primarily due to selling less ethanol and distiller grains during the 2013 period, partially offset by higher prices for our ethanol and distiller grains and increased corn oil sales during the 2013 period. For our third quarter of 2013, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue. For our third quarter of 2012, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue and corn oil sales accounted for approximately 3% of our total revenue.

The average price we received for our ethanol during our third quarter of 2013 was approximately 15% higher than the average price we received for the same period of 2012. Management attributes this increase in the average price we received for our ethanol with general increases in commodity prices and decreased ethanol imports during our third quarter of 2013 compared to the same period of 2012. During our third quarter of 2012, a significant amount of ethanol was imported from Brazil at a time when domestic ethanol supplies were relatively high and demand was lower. This resulted in excess ethanol supply in the market which negatively impacted ethanol prices during the 2012 period. We have not experienced the same level of ethanol imports during our third quarter of 2013 which has resulted in higher ethanol prices and improved operating margins in the ethanol industry. Management anticipates strong ethanol demand during our fourth quarter of 2013, however, if the RFS is reduced or eliminated, it may have a significant negative impact on ethanol prices which could impair our ability to operate profitably.

Our total ethanol gallons sold decreased by approximately 14% during our third quarter of 2013 compared to the same period of 2012. This decrease in ethanol gallons sold was due to additional ethanol inventory which we had on hand at the end of our third quarter of 2013, our scheduled maintenance shutdown which occurred during our third quarter of 2013 as opposed to our typical shutdown during our fourth quarter, in addition to decreased operating efficiency due to an ethanol production trial we conducted during our third quarter of 2013 which reduced our total production. Management anticipates that ethanol production will return to normal levels during our fourth quarter of 2013 and that ethanol sales will be higher compared to previous years because we will not have a maintenance shutdown during our fourth quarter and we anticipate increased sales of ethanol inventory.

The average price we received for our distiller grains increased during our third quarter of 2013 compared to the same period of 2012. Management attributes this increase in distiller grains prices with high corn prices and tight corn supplies which is keeping the price of distiller grains up in relationship to the price of corn. The average price we received for our dried distiller grains during our third quarter of 2013 was approximately 4% greater than during the same period of 2012. The average price we received for our modified/wet distiller grains during our third quarter of 2013 was approximately 29% greater than during the same period of 2012. Distiller grains prices have been trending lower due to decreasing market corn prices that are expected after the fall 2013 corn harvest. However, if the amount of corn harvested in the fall of 2013 is lower than expected, it may result in higher distiller grains prices and increased price volatility. We typically market the vast majority of our distillers grains in the dried form compared to the modified/wet form due to market conditions which favor dried distiller grains. Management makes decisions regarding what form of distiller grains we produce and sell based on these market conditions. Management anticipates that distiller grains prices will continue to fluctuate in relationship to corn prices. We continue to experience strong export demand for distiller grains which management attributes to higher corn prices and higher world demand for animal feed.

We sold approximately 6% less tons of distiller grains during our third quarter of 2013 compared to the same period of 2012 due to decreased production at the ethanol plant. Management anticipates that distiller grains sales will be higher during our fourth quarter of 2013 compared to the same period of 2012 due to the fact that we took our annual maintenance shutdown earlier than normal during our third quarter instead of our fourth quarter. Further, we anticipate a return to more normal production levels following our plant trial which we anticipate will positively impact our distiller grains production and sales.

The average price we received for our corn oil during our third quarter of 2013 was approximately 11% lower than during the same period of 2012. Management attributes this decrease in the average price we received for our corn oil with increased market corn oil supplies and relatively stable corn oil demand. Management anticipates that corn oil prices will continue at current levels unless biodiesel production from corn oil increases. We sold approximately 19% more pounds of corn oil during our third quarter of 2013 compared to the same period of 2012, despite lower total ethanol production. Management attributes this increase in corn oil sales with improved production processes and procedures which allowed us to significantly increase our corn oil production. Management anticipates continued strong corn oil sales due to these process improvements.

We enter into various derivative instrument positions in order to protect the price we receive for our ethanol. These derivative instrument positions resulted in a combined realized and unrealized loss of approximately $849,000 during our third quarter of 2013. For our third quarter of 2012, we had a combined realized and unrealized loss on our ethanol derivative instrument positions of approximately $341,000. We recognize the gains or losses that result from changes in the value of our derivative instruments related to ethanol in revenues as the changes occur.

Cost of Goods Sold. The primary raw materials used to produce ethanol, distiller grains and corn oil are corn and natural gas. Our total cost of goods sold related to corn decreased by approximately 1% during our third quarter of 2013 compared to the same period of 2012. Our average cost per bushel of corn during our third quarter of 2013 was approximately 7% higher than during the same period of 2012. Management attributes this increase in corn costs with tight corn supplies, delayed planting and generally increasing commodity prices. Corn prices have been volatile during our last three fiscal years and management anticipates that corn prices will continue to be volatile during the rest of our 2013 fiscal year. However, market corn prices have recently been decreasing due to an anticipated increase in the number of bushels of corn that are expected to be harvested during the fall of 2013. However, if less bushels than is anticipated are harvested, it could result in continued higher corn prices and increased corn price volatility. Despite the fact that market corn prices have recently been decreasing, the price we have paid for corn is higher due to increased basis prices that we pay in order to secure the corn we require to operate the ethanol plant. Management anticipates decreased basis levels once the fall corn harvest starts and corn supplies are greater. However, local corn conditions and markets may be less favorable than other areas of the Midwest due to wet conditions during the spring which delayed planting in some areas and resulted in a number of acres of corn which were not planted. If we experience local shortages of corn, we may have to increase our basis prices in order to purchase corn which could result in higher corn prices at our plant, regardless of market corn prices. If we experience higher corn prices that are not met by higher prices for our products, we may not be able to profitably operate the ethanol plant.

Our corn consumption was approximately 7% lower during our third quarter of 2013 compared to the same period of 2012 because of decreased production during our third quarter of 2013 compared to the same period of 2012. This decrease in corn consumption was less than the decrease in ethanol production we experienced during our third quarter of 2013 compared to the same period of 2012 due to less favorable production efficiency. Management anticipates that our corn consumption will return to more traditional levels during our fourth quarter of 2013 due to anticipated higher ethanol production and improved ethanol conversion efficiency.

Our total cost of goods sold related to natural gas costs increased by approximately 38% during our third quarter of 2013 compared to the same period of 2012. The average price we paid per mmBtu of natural gas increased by approximately 48% for the third quarter of 2013 compared to the same period of 2012. Management attributes this increase in the average price we paid for our natural gas with higher market natural gas prices due to increased demand from a longer and colder winter which reduced natural gas supplies and increased natural gas prices. Management anticipates that natural gas prices will continue at their current levels unless the natural gas industry experiences production problems or large demand increases which could lead to further increases in natural gas prices. Our natural gas consumption was approximately 7% lower during our third quarter of 2013 compared to the same period of 2012 because of decreased production at our ethanol plant. We anticipate increased natural gas consumption during our fourth quarter of 2013 as we anticipate returning to more typical production levels.

We enter into various derivative instrument positions in order to protect the price we pay for our corn and natural gas. These derivative instrument positions resulted in a combined realized and unrealized gain of approximately $451,000 during our third quarter of 2013. For our third quarter of 2012, our corn and natural gas derivative instrument positions resulted in a combined realized and unrealized loss of approximately $5,467,000. We recognize the gains or losses that result from changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.

Operating Expenses. Our operating expenses were higher during our third quarter of 2013 compared to the same period of 2012 due to increased spending for ethanol promotion and various industry groups which we support.

Other Income (Expense). Our interest expense was higher during our third quarter of 2013 compared to the same period of 2012 due to increased borrowing on our credit facilities with Farm Credit. Our equity in the net income of our investments increased during our third quarter of 2013 compared to the same period of 2012 due to general increases in profitability within the ethanol industry. Our investments are primarily in other companies involved in the ethanol industry.

Results of Operations for the Nine Months Ended July 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenues	$263,885,891	100.0	$248,799,186	100.0
Cost of Goods Sold	257,189,715	97.5	242,910,743	97.6
Gross Profit	6,696,176	2.5	5,888,443	2.4
Operating Expenses	1,888,992	0.7	1,651,868	0.7
Operating Income	4,807,184	1.8	4,236,575	1.7
Other Income	2,969,639	1.1	3,669,067	1.5
Net Income	$7,776,823	2.9	$7,905,642	3.2

Revenues. Our total revenues were higher for the first nine months of 2013 compared to the same period of 2012. This increase in revenue is a result of an increase in the average price we received for the ethanol and distiller grains we sold in 2013 as compared to 2012 along with increased corn oil production. Management attributes these price increases to generally higher commodity prices.

The average price we received for our ethanol was approximately 8% higher for the first nine months of 2013 compared to the same period of 2012. Management attributes this increase in ethanol prices with higher gasoline prices and reduced ethanol inventories and imports. Offsetting the increase in our average ethanol sale price was a decrease in our gallons of ethanol sold of approximately 4% during the first nine months of 2013 compared to the same period of 2012. During the first nine months of 2013, we experienced a combined realized and unrealized loss on our ethanol derivatives of approximately $1.9 million which decreased our revenue. By comparison, we experienced a combined realized and unrealized gain on our ethanol derivative instruments of approximately $2.1 million during the first nine months of 2012 which increased our revenue.

The average price we received for our dried distillers grains was approximately 23% greater for the first nine months of 2013 compared to the same period of 2012. In addition, the average price we received for our modified/wet distillers grains was approximately 76% greater for the first nine months of 2013 compared to the same period of 2012. Management attributes these price increases with a smaller corn supply which positively impacted the market price of distiller grains. On a total tons basis, we sold approximately 3% less distiller grains during the first nine months of 2013 compared to the same period of 2012.

We sold approximately 12% more corn oil during the first nine months of 2013 compared to the same period of 2012. Management attributes this increase in corn oil sales with better performance from the oil separation equipment during 2013 compared to 2012 as well as implementation of operating efficiencies. Offsetting the increase in total pounds of corn oil sold, the average price we received for our corn oil was 12% lower for the first nine months of 2013 compared to the same period of 2012. Management attributes this decrease in corn oil price with higher supplies of corn oil and relatively stable corn oil demand for biodiesel production.

Cost of Goods Sold. Our cost of goods sold was significantly higher for the first nine months of 2013 compared to the same period of 2012. Our average cost per bushel of corn was approximately 13% higher during the first nine months of 2013 compared to the same period of 2012. We consumed 4% less bushels of corn during the first nine months of 2013 compared to the same period of 2012. Management attributes this decrease in corn consumption with a decrease in production for the first nine months of 2013 compared to 2012.

Our natural gas costs increased by approximately 35% during the first nine months of 2013 compared to the same period of 2012. The average price we paid per mmBtu of natural gas was approximately 37% higher during the first nine months of 2013 compared to the same period of 2012. Our natural gas consumption during the first nine months of 2013 was approximately 2% less compared to the first nine months of 2012.

We experienced approximately $0.8 million of combined realized and unrealized losses for the first nine months of 2013 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $7.2 million of combined realized and unrealized losses for the first nine months of 2012 related to our corn and natural gas derivative instruments which increased our cost of goods sold.

Operating Expenses. Our operating expenses were higher during the first nine months of 2013 compared to the same period of 2012 primarily due to ethanol promotion costs related to various industry groups which we support.

Other Income (Expense). Interest expense for the first nine months of 2013 was higher than the same period of 2012 because of increased borrowing on our credit facilities. Our income from our investments was lower for the first nine months of 2013 compared to the same period of 2012 due to unfavorable ethanol margins during the first six months of our 2013 fiscal year. Management anticipates income from investments to improve during the fourth quarter of our 2013 fiscal year due to improved ethanol margins in recent months.

Changes in Financial Condition for the Nine Months Ended July 31, 2013

Current Assets. The decrease in our accounts receivable at July 31, 2013 compared to October 31, 2012 was due to the timing of our quarter end which also resulted in higher ethanol inventory. As of July 31, 2013, we had a nearly complete unit train of ethanol which had not yet been shipped, so it was included in our finished goods inventory instead of accounts receivable. We also had more corn inventory on hand at July 31, 2013 compared to October 31, 2012. Since the completion of the grain bin, we are able to carry more corn inventory at our production facility. Our derivative instruments were higher at July 31, 2013 compared to October 31, 2012 due to having more derivative instrument positions in place with our commodities brokers. Our prepaid expenses were higher at July 31, 2013 compared to October 31, 2012 primarily due to insurance premium payments we make in November of each year which represent our premiums for the entire year.

Property and Equipment. The net value of our property and equipment was lower at July 31, 2013 compared to October 31, 2012 due to depreciation. We capitalized approximately $4.1 million for our new grain system, of which approximately $2.6 million was spent during our 2013 fiscal year and we have approximately $659,000 in construction in progress at July 31, 2013 primarily related to plant maintenance projects.

Other Assets. Our other assets were higher at July 31, 2013 compared to October 31, 2012 due mainly to the increase in profitability of our various investments during the first nine months of 2013 due to improved profitability in the ethanol industry. Our investments are in other companies involved in the ethanol industry.

Current Liabilities. Our current liabilities were comparable at July 31, 2013 and October 31, 2012.

Long-term Liabilities. Our long-term liabilities were higher at July 31, 2013 compared to October 31, 2012, primarily due to a loan balance of approximately $11,657,000 we had outstanding with our primary lender. This increase in our long-term debt relates primarily to our repurchase of membership units owned by our largest equity holder in December 2012 and also from an increase in corn and ethanol finished goods inventory. Deferred compensation liabilities were lower at July 31, 2013 due to payments we made on our deferred compensation arrangements during the first nine months of 2013.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of July 31, 2013, we had approximately $23.3 million available pursuant to our variable line of credit.

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

The following table shows our cash flows for the nine months ended July 31, 2013 and 2012:

	Nine Months Ended July 31
	2013	2012
Net cash provided by operating activities	$11,024,449	$10,717,196
Net cash (used in) investing activities	(3,473,593)	(5,740,630)
Net cash (used in) financing activities	(7,550,856)	(5,461,654)

Cash Flow From Operations

Our cash flows from operations for the first nine months of 2013 were relatively comparable to the same period of 2012. We continue to generate a significant amount of cash from our operations due to improved operating margins in the ethanol industry.

Cash Flow From Investing Activities

We used less cash for investing activities during the first nine months of 2013 compared to the same period of 2012 due to having less capital expenditures. Our primary capital expenditure during the 2013 period was for our grain handling upgrade project and other plant improvements. Our primary capital expenditures during the 2012 period related to constructing an additional fermenter at the ethanol plant.

Cash Flow From Financing Activities.

During the first nine months of 2013, we used more cash for financing activities related to payments we made on our long-term debt. We paid a distribution of approximately $16 million during the 2012 period which used cash. Following the end of our third quarter of 2013, we declared a distribution of $0.10 per unit for a total of $1,988,300 which we anticipate will be paid in September 2013.

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

Variable Line of Credit

We have a long-term revolving line of credit with an original available amount of $35 million. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of July 31, 2013, we had approximately $11.7 million outstanding on this loan with an accrued interest rate of 3.34% per year. As of July 31, 2013, we had approximately $23.3 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2013, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Revenue Recognition

Revenue from the sale of our products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  The time of transfer is defined in the specific sales agreement and is based on the commodity that is being sold and the method of transportation; however, it generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Collectability of revenue is reasonably assured based on historical evidence of collectability between us and our customers. Interest income is recognized as earned.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $11.7 million outstanding in variable rate debt as of July 31, 2013. Interest on our variable rate debt is calculated by adding 315 basis points to the one-month LIBOR. The approximate change to our income for a twelve month period based on a 10% adverse change in LIBOR as of July 31, 2013 would be approximately $2,000.

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

As of July 31, 2013, we had price protection in place for approximately 18% of our anticipated corn needs, approximately 2% of our natural gas needs and approximately 9% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,130,000	MMBTU	10%	$1,161,000
Ethanol	100,496,000	Gallons	10%	$23,858,000
Corn	31,378,000	Bushels	10%	$22,630,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended July 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the ethanol use requirement in the Federal Renewable Fuels Standard is waived, repealed or materially changed, it may negatively impact our financial performance. Our business is highly dependent on the Federal Renewable Fuels Standard (RFS), which requires that a certain amount of renewable fuels, including the ethanol we produce, must be blended with gasoline each year. Without the RFS, demand for ethanol may be significantly lower which could negatively impact ethanol prices. The RFS requires an increasing amount of renewable fuels must be blended with gasoline each year in the United States. However, the United States Environmental Protection Agency (EPA) has the authority to waive the RFS requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). On August 6, 2013, the EPA passed its final rule establishing the 2013 RVO. In the August 6, 2013 release, the EPA stated that it anticipated reducing the 2014 RVO from the levels included in the RFS for 2014. While we do not anticipate the EPA will adjust the RVO for corn based ethanol, such as the ethanol we produce, it is possible that this limit could be reduced which could negatively impact demand for ethanol.

In addition, bills have been introduced in Congress that would eliminate or materially change the RFS. We believe that without the RFS, the market for ethanol will be significantly impacted which could negatively impact our ability to profitably operate the ethanol plant. While we believe that it is unlikely that a bill which eliminates the RFS would be passed by both houses of Congress and signed by the President, it is possible that legislative adjustments to the RFS could be made. If these changes materially decrease the ethanol use requirements in the RFS, specifically for corn based ethanol, they could negatively impact our business.

Any waiver, repeal or material decrease in the ethanol use requirements in the RFS could reduce the market demand for ethanol. If the market demand for ethanol decreases, it could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2013 and October 31, 2012, (ii) Statements of Operations for the three and nine months ended July 31, 2013 and 2012, (iii) Statements of Cash Flows for the nine months ended July 31, 2013 and 2012, (iv) Statement of Changes in Members' Equity for the nine months ended July 31, 2013, and (v) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 13, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 13, 2013	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)