Form 10-K
period 2013-10-31
GOLDEN GRAIN ENERGY
filed 2013-12-23
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

As of April 30, 2013, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,802,167. As of April 30, 2013, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $345,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 23, 2013, there were 18,963,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

•	The effect our hedging activities has on our financial performance and cash flows;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in corn availability due to growing conditions, including unfavorable weather patterns;

•	Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;

•	Changes in federal and/or state laws and environmental regulations (including the elimination or waiver of the Renewable Fuel Standard);

•	Changes and advances in ethanol production technology;

•	Competition from alternative fuel additives;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

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

On August 19, 2013, our board of directors declared a distribution of $0.10 per membership unit for members of record as of August 19, 2013. The distribution was paid in September 2013.

On December 3, 2013, our board of directors declared a distribution of $0.50 per membership unit for members of record as of December 3, 2013. Management anticipates the distribution will be paid by early February 2014. Our lender has verbally consented to the amount of this distribution, however, we are in the process of securing a formal waiver from our lender which we anticipate will be received before the distribution is paid.

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

Product	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
Ethanol	76%	77%	82%
Distiller Grains	21%	20%	16%
Corn Oil	3%	3%	2%

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute. Ethanol produced in the United States is primarily used for blending with unleaded gasoline and other fuel products. Ethanol blended fuel is typically designated in the marketplace according to the percentage of the fuel that is ethanol, with the most common fuel blend being E10, which includes 10% ethanol. The United States Environmental Protection Agency ("EPA") has approved the use of gasoline blends that contain 15% ethanol, or E15, for use in all vehicles manufactured in model year 2001 and later. In addition, flexible fuel vehicles can use gasoline blends that contain up to 85% ethanol called E85.

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

Corn Oil

We separate a portion of the corn oil contained in our distiller grains which we market separately from our distiller grains. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. The primary uses of the corn oil that we produce are for animal feed, industrial uses and biodiesel production.

Principal Product Markets

As described below in "Distribution Methods," we market and distribute all of our ethanol, distiller grains and corn oil through RPMG, Inc. ("RPMG") a professional third party marketer. We have very limited control over the decisions RPMG makes regarding where our products are marketed. Our products are primarily sold in the domestic market, however, as domestic production of ethanol, distiller grains and corn oil continue to expand, we anticipate increased international sales of our products. The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders. The principal markets for our ethanol are petroleum terminals in the continental United States.

Currently, the United States ethanol industry exports a significant amount of distiller grains to China, Mexico, Turkey and Canada along with many Pacific Rim countries. During 2010, the ethanol industry experienced a significant increase in distiller grains exports to China to meet China's growing need for animal feed. During 2010, China began investigating United States distiller grains exporters for allegedly dumping distiller grains into the Chinese market. In June 2012, the Chinese dropped their anti-dumping investigation without imposing a tariff on distiller grains produced in the United States. Distiller grains exports to China rebounded following the termination of the anti-dumping investigation. However, recently China rejected shipments of corn which contained a non-approved GMO trait. Management believes that China will reject distiller grains which contain this trait as well. If China rejects shipments of distiller grains, it may negatively impact distiller grains prices in the United States as rejected distiller grains would likely be returned to the United States and future shipments may be rejected.

During our 2011 fiscal year, the ethanol industry experienced increased ethanol exports to Europe and Brazil. These ethanol exports benefited ethanol prices in the United States. In 2011, the European Union launched an anti-dumping investigation related to ethanol exports from the United States. The European Union ultimately imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff significantly reduced exports of ethanol to Europe during our 2012 and 2013 fiscal years. Legal challenges to the tariff are expected and many in the ethanol industry believe that the European Union's actions in imposing the tariff are not supported by international trade law.

We expect our ethanol, distiller grains and corn oil marketer to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

On October 1, 2012, we entered into a new ethanol marketing agreement with RPMG. Because we are an owner of Renewable Products Marketing Group, LLC ("RPMG, LLC"), the parent company of RPMG, we receive favorable marketing fees from RPMG. Our ethanol marketing agreement allows us to elect to sell our ethanol through an index arrangement or at a fixed price agreed to between us and RPMG. Pursuant to the ethanol marketing agreement, RPMG is our exclusive marketer. The term of our ethanol marketing agreement is perpetual, until it is terminated by either party. The primary reasons our ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the ethanol marketing agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the ethanol marketing agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination, we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If our ethanol marketing agreement is terminated, it would trigger a redemption of our ownership interest in RPMG, LLC at our contributed capital balance at the time of termination.

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

During the 2012 growing season, many of the corn producing regions of the United States experienced drought conditions. In addition, in 2013, corn planting was delayed in a large percentage of the corn belt. Both of these factors negatively impacted corn yields and resulted in a significant increase in corn prices. However, leading up to the corn harvest in 2013, projections regarding the condition and size of the 2013 corn crop improved which resulted in lower corn prices. Corn prices continued lower after the fall harvest due to the fact that a record number of bushels of corn were harvested in 2013. Management expects that corn prices will remain lower than in previous years due to the larger corn crop that was harvested in the fall of 2013. Management does not anticipate difficulty securing corn for its production process during our 2014 fiscal year. However, due to the fact that corn production surrounding our ethanol plant was impacted by a significant number of acres which were not planted due to wet weather conditions early in the 2013 growing season, we may have to pay a higher basis and purchase corn from outside our normal corn supply area, in order to secure the corn we need to operate at capacity.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continues for a period of 10 years with an option for a 5 year renewal. We do not anticipate any problems securing the natural gas that we require to continue to operate the ethanol plant at capacity during our 2014 fiscal year or beyond.

Electricity

We entered into an agreement with Interstate Power and Light Company to supply all electrical energy required by the plant. The agreement commenced on June 2004 and continued through May 2007. After the expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2014 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. We will pay a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2014 fiscal year or beyond.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit. For our 2014 fiscal year, we anticipate replacing part of our dryers and thermal oxidizers as well as upgrading our distillers grains handling equipment along with completing the railroad track expansion and other smaller capital projects using cash from our operations. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations and complete our capital expenditures during our 2014 fiscal year and beyond.

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

Competition

We are in direct competition with numerous ethanol producers, many of whom have greater resources than we do. Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers which could put us at a competitive disadvantage compared to these larger ethanol producers. As of December 14, 2013, the Renewable Fuels Association ("RFA") estimates that there are 211 ethanol production facilities in the United States with capacity to produce approximately 14.9 billion gallons of ethanol per year and another 6 plants under expansion or construction with capacity to produce an additional 165 million gallons of ethanol per year. The RFA estimates that approximately 8% of the ethanol production capacity in the United States was not operating as of December 14, 2013. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 600
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,720	—	12%
Poet Biorefining	1,629	—	11%
Valero Renewable Fuels	1,130	—	8%
Green Plains Renewable Energy	1,004	—	7%
Flint Hills Resources	660	—	4%
Updated: December 14, 2013

We have experienced increased competition from oil companies which are purchasing ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. For example, ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized decreased corn crops.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Subject to the EPA's ability to reduce the RFS limits, which authority it appears the EPA will use this year as discussed below, the RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

If the RFS were to be repealed or modified, ethanol demand may be significantly impacted. The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The statutory volume requirement of the RFS for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA proposal is subject to a 60-day public comment period which expires on January 28, 2014. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 renewable volume obligation which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the "blending wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed before E15 would be widely available in the marketplace. The EPA has made gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers who have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may prevent E15 from being used during certain times of the year in various states. As a result, E15 has not had an immediate impact on ethanol demand in the United States.

State Ethanol Supports

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa. One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to be renewable fuels by 2009 and increasing incrementally to 25% renewable fuels by 2019. This is expected to be achieved through the use of tax credits that are designed to encourage the further utilization of renewable fuels in Iowa. This legislation could increase local demand for ethanol and may increase the local price for ethanol. In 2011, the Iowa legislature increased the E85 tax credit to 18 cents per gallon, created an E15 tax credit of 3 cents per gallon from 2011 until 2014, decreasing to 2.5 cents per gallon from 2015 until 2017 and waived the misfueling liability for retailers associated with E15. These changes were intended to encourage the use of higher level blends of ethanol in Iowa.

Effect of Governmental Regulation

The government's regulation of the environment changes constantly. We are subject to extensive air, water and other environmental regulations and we have been required to obtain a number of environmental permits to construct and operate the ethanol plant. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. It also is possible that federal or state environmental rules or regulations could be adopted that could have an adverse effect on the use of ethanol. Plant operations are governed by the Occupational Safety and Health Administration ("OSHA"). OSHA regulations may change such that the costs of operating the ethanol plant may increase. Any of these regulatory factors may result in higher costs or other adverse conditions effecting our operations, cash flows and financial performance.

We have obtained all of the necessary permits to operate the ethanol plant. During our 2013 fiscal year, we incurred costs and expenses of approximately $47,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court, finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol in California and result in decreased ethanol prices.

In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff has resulted in significantly decreased exports of ethanol to Europe which has negatively impacted ethanol demand in the United States.

Employees

As of October 31, 2013, we had 47 full-time employees and no part time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2013, 2012 and 2011 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer who decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Risks Relating to Our Business

Our profitability is dependent on a positive spread between the price we receive for our products and the raw material costs required to produce our products. Practically all of our revenue is derived from the sale of our ethanol, distiller grains and corn oil. Our primary raw material costs are related to corn costs and natural gas costs. Our profitability depends on a positive spread between the market price of the ethanol, distiller grains and corn oil we produce and the raw material costs related to these products. While ethanol, distiller grains and corn oil prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices of our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the ethanol plant. Further, if the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may fail which could negatively impact the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. While a record corn crop was harvested in the fall of 2013, the area surrounding our plant had a significant number of acres which were not planted due to wet weather conditions during planting. This decrease in the number of acres planted has impacted the amount of corn that is available in our local area, which may result in difficulty securing the corn we require to operate the ethanol plant. While there is a significant amount of corn available nationally, and corn prices have been trending lower, we may encounter higher corn costs due to local supply shortages. Further, we may be required to source corn from outside of our ordinary corn market, including securing corn that is transported by rail, and we may incur additional costs to transport this corn to our plant. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Our business is not diversified.  Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other significant sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  If economic or political factors adversely affect the market for ethanol, distiller grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies who are in the process of building or have completed construction of commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

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

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 14, 2013, there are 211 ethanol plants in the United States with capacity to produce approximately 14.9 billion gallons of ethanol per year. In addition, there are 6 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 165 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 8% of the ethanol production capacity in the United States was idled as of December 14, 2013. Further, ethanol demand may not increase past approximately 13.4 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles, not just vehicles produced in the model year 2001 and later. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. Following the imposition of this tariff, ethanol exports to the European Union decreased significantly. While legal challenges to this tariff are expected, they may not be successful which may allow the tariff to remain in place. If exports of ethanol to Europe continue to decrease as a result of this tariff, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

Consumer resistance to the use of ethanol based on the belief that ethanol is expensive, adds to air pollution, harms engines and/or takes more energy to produce than it contributes or based on perceived issues related to the use of corn as the feedstock to produce ethanol may affect demand for ethanol.  Certain individuals believe that the use of ethanol will have a negative impact on gasoline prices at the pump. Some also believe that ethanol adds to air pollution and harms car and truck engines. Still other consumers believe that the process of producing ethanol actually uses more fossil energy, such as oil and natural gas, than the amount of energy that is produced. Further, some consumers object to the fact that ethanol is produced using corn as the feedstock which these consumers perceive as negatively impacting food prices. These consumer beliefs could potentially be wide-spread and may be increasing as a result of efforts to increase the allowable percentage of ethanol that may be blended for use in vehicles. If consumers choose not to buy ethanol based on these beliefs, it would affect demand for the ethanol we produce which could negatively affect our profitability and financial condition.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

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

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. Following the expiration of this tariff, the price of ethanol in the United States increased significantly, due in part to higher corn prices. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. This increase in ethanol imports resulted in lower demand for domestically produced ethanol. Management believes that the increase in ethanol imports may have resulted in less favorable operating margins during 2012 which negatively impacted our operations. While ethanol imports were lower during 2013 due to a number of factors, these imports could come back in the future which could decrease our ability to profitably operate the ethanol plant and may reduce the value of our units.

The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases, which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn based ethanol to California, it could significantly reduce demand for the ethanol we produce. Recently, a federal appellate court found the LCFS constitutional and remanded the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. If challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol which could negatively impact the price we receive for our ethanol. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011 the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 124-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year.

All of our tangible and intangible property serves as collateral for our senior credit facility with Farm Credit. Our senior credit facility is discussed in more detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

ITEM 3.    LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers' compensation claims, tort claims, or contractual disputes. We are not currently involved in any legal proceedings.

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

As of December 23, 2013, there were approximately 948 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2012 1st	3.00	3.20	3.12	25,000
2012 2nd	3.00	3.13	3.05	16,833
2012 3rd	3.10	3.25	3.18	49,000
2012 4th	2.50	3.00	2.83	36,333
2013 1st	3.00	3.05	3.03	105,000
2013 2nd	—	—	—	None
2013 3rd	—	—	—	None
2013 4th	3.00	3.70	3.31	100,000

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2012 1st	3.00	3.50	3.25	30,000
2012 2nd	3.10	3.10	3.10	3,333
2012 3rd	—	—	—	None
2012 4th	3.00	3.25	3.19	13,000
2013 1st	3.00	3.00	3.00	20,000
2013 2nd	3.50	4.50	4.15	115,000
2013 3rd	3.50	3.50	3.50	40,000
2013 4th	3.50	3.50	3.50	40,000

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2012 1st	3.00	3.00	3.00	16,000
2012 2nd	3.00	3.15	3.07	36,000
2012 3rd	3.25	3.25	3.25	10,000
2012 4th	2.50	2.75	2.73	54,000
2013 1st	—	—	—	None
2013 2nd	—	—	—	None
2013 3rd	2.75	3.10	2.81	60,000
2013 4th	—	—	—	None

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

DISTRIBUTIONS

Distributions are paid to our unit holders in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. We may only make distributions to our members in an amount that does not exceed 60% of our net income for the prior fiscal year provided that we are not in default of our credit agreements and the payment of the distribution would not cause us to default on our credit agreements. During our 2012 fiscal year, we made one distribution to our members of $0.65 per unit for members of record as of November 15, 2011 which was paid on December 23, 2011. During our 2013 fiscal year, we made one distribution to our members of $0.10 per unit for members of record as of August 19, 2013 which was paid in September 2013. Subsequent to the end of our 2013 fiscal year, on December 3, 2013, our board of directors declared a distribution of $0.50 per membership unit for a total of $9,941,500 to be paid to members of record as of December 3, 2013. Management anticipates the distribution will be paid by early February 2014. Our lender has verbally consented to the size of this distribution, however, we are in the process of securing a formal waiver from our lender which we anticipate will be received before the distribution is paid.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2008, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2008. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013

ASSUMES $100 INVESTED ON NOV. 01, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING OCT. 31, 2013

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2011, 2010 and 2009 and the selected income statement data and other financial data for the years ended October 31, 2010 and 2009 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2013 and 2012 and the selected income statement data and other financial data for each of the years in the three year period ended October 31, 2013 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2013	2012	2011	2010	2009
Revenues	$350,721,175	$327,830,377	$324,927,805	$208,461,685	$198,631,396
Cost Goods Sold	338,014,664	322,740,236	301,052,197	190,653,662	191,044,396
Gross Profit	12,706,511	5,090,141	23,875,608	17,808,023	7,587,000
Operating Expenses	2,550,236	2,207,634	2,524,830	2,223,716	1,641,701
Impairment Loss	—	—	—	—	2,400,000
Operating Income	10,156,275	2,882,507	21,350,778	15,584,307	3,545,299
Other Income (Expense)	4,026,753	3,706,912	5,474,218	1,336,652	(1,925,893)
Net Loss Attributable to Non-Controlling Interest	—	—	—	—	600,000
Net Income	$14,183,028	$6,589,419	$26,824,996	$16,920,959	$2,219,406
Weighted Average Units Outstanding	20,645,833	24,460,000	24,460,000	27,326,667	26,485,771
Net Income Per Unit	$0.69	$0.27	$1.10	$0.62	$0.08
Cash Distributions per Unit	$0.10	$0.65	$0.25	$—	$—

Balance Sheet Data:	2013	2012	2011	2010	2009
Current Assets	$14,051,401	$19,215,366	$23,461,588	$21,934,185	$16,229,819
Net Property and Equipment	66,114,201	71,121,448	72,557,819	80,314,240	87,448,240
Other Assets	29,332,147	25,110,250	24,096,284	20,460,582	17,178,331
Total Assets	109,497,749	115,447,064	120,115,691	122,709,007	120,856,390
Current Liabilities	8,323,526	8,466,689	6,450,820	9,216,092	8,884,890
Long-Term Debt	3,285,499	4,286,379	2,069,240	22,607,280	32,818,635
Members' Equity	97,888,724	102,693,996	111,595,631	90,885,635	79,152,865
Book Value Per Unit	$4.92	$4.20	$4.56	$3.72	$2.75

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

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2013 and 2012

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2013 and 2012:

	2013		2012
Income Statement Data	Amount	%	Amount	%
Revenue	$350,721,175	100.0	$327,830,377	100.0
Cost of Goods Sold	338,014,664	96.4	322,740,236	98.4
Gross Profit	12,706,511	3.6	5,090,141	1.6
Operating Expenses	2,550,236	0.7	2,207,634	0.7
Operating Income	10,156,275	2.9	2,882,507	0.9
Other Income	4,026,753	1.1	3,706,912	1.1
Net Income	$14,183,028	4.0	$6,589,419	2.0

Revenues. Our total revenue was higher for our 2013 fiscal year compared to the same period of 2012, primarily due to increased ethanol and distiller grains revenue. For our 2013 fiscal year, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 21% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our 2012 fiscal year, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 4% higher for our 2013 fiscal year compared to the same period of 2012. Management attributes this increase in ethanol prices with increased commodity prices, particularly during our first three quarters of 2013, along with lower ethanol imports from Brazil compared to 2012. In May 2013, Brazil increased the percentage of ethanol that is required to be used in its domestic fuel market which decreased the amount of ethanol that was available for export. This resulted in increased demand for ethanol produced in the United States. Following the end of our 2013 fiscal year, the EPA issued a proposed rule which would decrease the amount of corn based ethanol that is required to be blended in the United States during 2014. If this proposed rule becomes effective, it may result in a significant decrease in ethanol demand during our 2014 fiscal year which could negatively impact ethanol prices.

We sold approximately 2% more gallons of ethanol during our 2013 fiscal year, compared to the same period of 2012. This increase in ethanol sales was mainly due to having more ethanol inventory on hand at the end of our 2012 fiscal year which was then sold during our 2013 fiscal year. Management anticipates that ethanol production will be consistent during our 2014 fiscal year to our 2013 fiscal year provided that we continue to experience favorable operating margins. However, in the event operating margins are unfavorable, we may operate the ethanol plant more slowly in order to maximize our efficiency.

During our 2013 fiscal year, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $2.0 million which decreased our revenue. By comparison, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $1.8 million during our 2012 fiscal year which increased our revenue.

The average price per ton we received for our dried distillers grains was approximately 9% greater for our 2013 fiscal year compared to the same period of 2012. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 38% greater for our 2013 fiscal year compared to the same period of 2012. Management attributes these price increases with higher corn prices and lower corn supplies during the 2013 period which positively impacted the market price of distiller grains. Distiller grains typically trade at a discount compared to the price of corn. During our 2013 fiscal year, the discount between the price of distiller grains and corn was smaller and in some cases distiller grains were trading at a premium compared to corn due to higher corn prices and lower corn availability. Towards the end of our 2013 fiscal year and into the beginning of our 2014 fiscal year, distiller grains prices have been decreasing along with corn prices. Our distiller grains production was slightly less during our 2013 fiscal year compared to the same period of 2012 due to increased corn oil production. As we extract more corn oil from our distiller grains, it results in less total tons of distiller grains produced. Management anticipates that distiller grains production will be comparable during our 2014 fiscal year to our 2013 fiscal year as we have maximized the amount of corn oil that we can take out of distiller grains and still meet our distiller grains quality specifications.

We sold approximately 15% more pounds of corn oil during our 2013 fiscal year compared to the same period of 2012. Management attributes this increase in corn oil sales with better corn oil separation yields during 2013 compared to 2012. Management anticipates that corn oil production will be comparable during our 2014 fiscal year to our 2013 fiscal year because we have maximized the amount of corn oil we can separate from our distillers grains and still meet our distillers grains quality specifications. The average price per pound we received for our corn oil was approximately 10% less for our 2013 fiscal year compared to the same period of 2012. Management attributes this decline in corn oil prices with increased corn oil supply which was not met by corresponding increases in corn oil demand. Management anticipates continued lower corn oil prices due to higher corn oil supplies and relatively lower corn oil demand. Particularly, demand for corn oil from the biodiesel industry has not grown as much as many in the industry anticipated which has negatively impacted corn oil prices. However, as the price of corn oil is reduced, certain industrial corn oil users increase their purchases which provides somewhat of a lower limit for corn oil prices.

Cost of Goods Sold. Our cost of goods sold was higher for our 2013 fiscal year compared to the same period of 2012 due primarily to higher corn costs along with higher natural gas costs. Our average cost per bushel of corn was approximately 3% higher during our 2013 fiscal year compared to the same period of 2012. This increase in our cost per bushel of corn was primarily related to increased market corn prices, especially during the first three quarters of our 2013 fiscal year. The amount of corn harvested in the fall of 2012 was lower due to drought conditions which impacted corn yields. Corn prices were higher during our 2013 fiscal year as the corn marketed tried to ration corn demand through higher corn prices, we also at times had to pay higher basis prices than we have paid in prior years in order to attract the corn we needed to operate. However, due to improved conditions during the 2013 growing season and a record corn crop that was harvested in the fall of 2013, our corn costs were lower during our fourth quarter of 2013 and into our 2014 fiscal year. Management anticipates that corn prices will continue to be lower during our 2014 fiscal year compared to our 2013 fiscal year due to increased corn availability and potentially lower corn demand due to the proposed decrease in the ethanol use requirements of the RFS. However, management anticipates that we may have to pay higher basis for corn during our 2014 fiscal year in order to purchase corn for our ethanol plant due to localized poor weather conditions during 2013 which resulted in a number of acres which were not planted in our area. This lower corn supply in our area could impact our ability to purchase corn and could increase the price we have to pay for the corn we purchase.

We consumed approximately the same amount of corn during our 2013 fiscal year and our 2012 fiscal year. We were able to improve our corn conversion efficiency by 1% during our 2013 fiscal year compared to 2012 which allowed us to produce more of our products per bushel of corn. Management anticipates consistent corn consumption during our 2014 fiscal year compared to our 2013 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 29% during our 2013 fiscal year compared to the same period of 2012. The average price we paid per MMBtu of natural gas was approximately 30% greater during our 2013 fiscal year compared to the same period of 2012. Management attributes this increase in natural gas prices with higher commodity prices generally. Management anticipates that natural gas prices will remain steady during our 2014 fiscal year as natural gas has continued to trade in a relatively small window during our last few fiscal years as compared to historic averages. Management believes that there is adequate natural gas supply available along with relatively consistent natural gas demand which has resulted in lower natural gas volatility during our last several fiscal years. Our natural gas consumption during our 2013 fiscal year was approximately 1% lower compared to our 2012 fiscal year. Management attributes this decrease in our natural gas consumption with improved production efficiency at the plant.

We experienced approximately $48,000 of combined realized and unrealized losses for our 2013 fiscal year related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $4.8 million of combined realized and unrealized losses for our 2012 fiscal year related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our 2013 fiscal year compared to the same period of 2012 primarily due to ethanol promotion costs related to various industry groups which we support. We also had more accruals for executive compensation due to our increased net income during the 2013 period. Management anticipates that our operating expenses will be comparable during our 2014 fiscal year to our 2013 fiscal year.

Other Income (Expense). Other income was greater for our 2013 fiscal year compared to the same period of 2012 due to an increase in our portion of the net income generated by our investments. We had more interest expense during our 2013 fiscal year compared to the same period of 2012 due to borrowing we had outstanding on our revolving loan from the membership unit repurchase we completed during our 2013 fiscal year.

Comparison of the Fiscal Years Ended October 31, 2012 and 2011

The following table shows the results of our operations for the fiscal years ended October 31, 2012 and 2011:

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

The average price per gallon we received for our ethanol was approximately 11% lower for our 2012 fiscal year compared to the same period of 2011. Management attributes this decrease in ethanol prices with lower gasoline demand and increased ethanol supply during 2012 compared to 2011. Gasoline demand was lower during calendar year 2012 due to higher gasoline prices which negatively impacted demand. Since ethanol is primarily blended with gasoline, when gasoline demand decreases, ethanol demand typically decreases comparatively. Also, there were less ethanol exports during calendar year 2012 which negatively impacted ethanol demand and consequently prices. Fuel blenders increased ethanol purchases at the end of calendar year 2011 in order to take advantage of the expiring VEETC blenders' credit. However, ethanol demand dropped off significantly in January 2012. This supply imbalance continued for most of our 2012 fiscal year until ethanol supply started to return to typical levels in the fall of 2012. This excess ethanol supply led to unfavorable operating margins for most of our 2012 fiscal year.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2013 and 2012

Current Assets. We had no cash on hand at either October 31, 2013 or October 31, 2012 because all of the cash we receive is applied towards amounts we owed on our long-term debt. The decrease in our accounts receivable at October 31, 2013 compared to October 31, 2012 was due to timing of payments received from our marketer along with prices for our products being lower at October 31, 2013 compared to October 31, 2012. The value of our inventory was lower at October 31, 2013 compared to October 31, 2012 because we had a significant amount of finished goods inventory at October 31, 2012 due to ethanol delivery disruptions that were caused by Hurricane Sandy which closed blending terminals on the East Coast of the United States at the end of October and into early November 2012. These delays required us to maintain more ethanol in inventory at the end of the 2012 fiscal year which increased the value of our finished goods inventory as of October 31, 2012. The value of our corn inventory was also higher at October 31, 2013 compared to October 31, 2012 due to having more bushels of corn in inventory at October 31, 2013 due to our higher grain storage capacity compared to October 31, 2012. However, this increase in corn bushels in inventory at October 31, 2013 was partially offset by a lower corn price at October 31, 2013 compared to October 31, 2012 which was used to value our corn inventory.

Property and Equipment. The net value of our property and equipment was lower at October 31, 2013 compared to October 31, 2012 due to depreciation. The value of our plant and process equipment was higher at October 31, 2013 compared to October 31, 2012 due to the grain handling equipment we installed during our 2013 fiscal year. We had approximately $1.3 million in construction in progress at October 31, 2013 related to various capital projects we were conducting at the end of our 2013 fiscal year.

Other Assets. Our other assets were higher at October 31, 2013 compared to October 31, 2012 due mainly to the increase in value of our various investments during the 2013 fiscal year. The value of our grant receivable was lower at October 31, 2013 compared to October 31, 2012 due to payments received from our county economic development grant during our 2013 fiscal year.

Current Liabilities. Our checks outstanding in excess of our bank balance are checks that we have issued which have not yet been presented for payment to our bank. When these checks are presented for payment, they are paid from our revolving loan provided we do not have cash on hand. Our accounts payable balance was lower at October 31, 2013 compared to October 31, 2012 due primarily to lower corn prices at October 31, 2013 which reduced the amount of our corn payable. Our accrued expenses were higher at October 31, 2013 compared to October 31, 2012 due to higher levels of accrued bonuses for employees and management.

Long-term Liabilities. Our deferred compensation was lower at October 31, 2013 compared to October 31, 2012 due to payments we made on our deferred compensation arrangements during our 2013 fiscal year. In addition, our long-term debt was lower at October 31, 2013 compared to October 31, 2012 due to loan repayments we made during our 2013 fiscal year. This decrease in our long-term debt occurred despite the fact that we borrowed $17 million to repurchase membership units in December 2012. We had slightly higher deferred revenue at October 31, 2013 compared to October 31, 2012 due to the net effect of continuing amortization of our county economic development grant revenue offset by increased deferred revenue related to a contractual relationship.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of October 31, 2013, we had approximately $30.9 million available pursuant to our revolving term loan.

We do not anticipate securing any additional equity or debt financing for working capital or other purposes in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional sources of capital.

We do not currently anticipate any significant purchases of property and equipment, that would require us to secure additional capital in the next 12 months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require capital expenditures.

The following table shows our cash flows for the fiscal years ended October 31, 2013 and 2012:

	Fiscal Year Ended October 31
	2013	2012
Net cash provided by operating activities	$24,327,715	$18,581,908
Net cash (used in) investing activities	(4,867,493)	(6,728,362)
Net cash (used in) financing activities	(19,460,222)	(12,338,634)

Cash Flow From Operations

Our cash flows from operations for our 2013 fiscal year were higher compared to our 2012 fiscal year due primarily to higher net income during the 2013 period. Due to improved operating margins, we generated more cash from our operations compared to our 2012 fiscal year.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2013 fiscal year compared to the same period of 2012 primarily due to fewer capital expenditure projects during our 2013 fiscal year. During our 2012 fiscal year, we used cash primarily for our fermenter and grain handling upgrade and expansion projects.

Cash Flow From Financing Activities.

During our 2013 fiscal year, we primarily used cash for financing activities related to repurchasing membership units for $17 million, payments on our long-term debt related to our membership unit repurchase and a distribution we paid to our members. During our 2012 fiscal year, we used significantly more cash for distributions that we paid to our members.

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

Short-Term and Long-Term Debt Sources

We have a $35 million credit facility with Farm Credit. In exchange for this $35 million credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. We increased the amount available to us pursuant to our Farm Credit loans during our 2013 fiscal year in order to complete a repurchase of membership units in exchange for $17 million that closed in December 2012.

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of October 31, 2013, we had approximately $1.6 million outstanding on this loan with an accrued interest rate of 3.32% per year. As of October 31, 2013, we had approximately $30.9 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of October 31, 2013, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2013:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Long-Term Debt Obligations	$1,624,000	$40,000	$13,000	$—	$1,571,000
Operating Lease Obligations	5,567,000	1,514,000	3,028,000	1,025,000	—
Purchase Obligations	8,860,000	8,860,000		—	—
Total Contractual Cash Obligations	$16,051,000	$10,414,000	$3,041,000	$1,025,000	$1,571,000

Critical Accounting Policies

Management uses estimates and assumptions in preparing our financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Of the significant accounting policies described in the notes to our financial statements, we believe that the following are the most critical:

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

Investments

The Company has less than a 20% investment interest in four companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Exposure to interest rate risk results primarily from holding revolving lines of credit which bear variable interest rates. Specifically, we had approximately $1.6 million outstanding in variable rate debt as of October 31, 2013. The approximate change to our income for a twelve month period based on a 10% adverse change in interest rates for our variable rate debt as of October 31, 2013 would be approximately $5,000.

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

As of October 31, 2013, we had price protection in place for approximately 17% of our anticipated corn needs, approximately 2% of our natural gas needs and approximately 8% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2013, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2013. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,275,000	MMBTU	10%	$1,262,000
Ethanol	105,928,000	Gallons	10%	20,253,000
Corn	33,376,000	Bushels	10%	16,628,000

For comparison purposes, our sensitivity analysis for our 2012 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,274,000	MMBTU	10%	$855,000
Ethanol	101,980,000	Gallons	10%	26,341,000
Corn	37,396,000	Bushels	10%	24,210,000

Liability Risk

We participate, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. Our premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. These premiums are structures such that we have made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed over the amount in the collateral fund.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Golden Grain Energy, LLC

We have audited the accompanying balance sheets of Golden Grain Energy, LLC as of October 31, 2013 and 2012, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 23, 2013

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2013	October 31, 2012

Current Assets
Accounts receivable	$4,297,920	$6,733,711
Other receivables	596,166	860,725
Derivative instruments	675,631	414,646
Inventory	6,974,314	9,893,958
Prepaid expenses and other	1,507,370	1,312,326
Total current assets	14,051,401	19,215,366

Property and Equipment
Land and land improvements	11,666,479	11,262,333
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,457,627	13,457,627
Office equipment	320,345	320,345
Plant and process equipment	79,854,167	75,454,525
Construction in progress	1,270,164	1,482,255
	132,330,534	127,738,837
Less accumulated depreciation	66,216,333	56,617,389
Net property and equipment	66,114,201	71,121,448

Other Assets
Investments	28,059,657	23,602,518
Grant receivable, net of current portion	1,211,224	1,457,420
Debt issuance costs, net of accumulated amortization (2013 $38,180; 2012 $26,635)	61,266	50,312
Total other assets	29,332,147	25,110,250

Total Assets	$109,497,749	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2013	October 31, 2012

Current Liabilities
Outstanding checks in excess of bank balance	$563,531	$360,338
Current portion long-term debt	37,314	34,454
Accounts payable	6,138,295	6,705,426
Accrued expenses	1,140,979	951,126
Deferred revenue	443,407	415,345
Total current liabilities	8,323,526	8,466,689

Long-term Liabilities
Deferred compensation	190,762	243,122
Long-term debt, net of current maturities	1,583,889	2,742,744
Deferred revenue, net of current portion	1,510,848	1,300,513
Total long-term liabilities	3,285,499	4,286,379

Commitments and Contingencies

Members' Equity (19,883,000 and 24,460,000 units issued and outstanding as of October 31, 2013 and 2012, respectively)	97,888,724	102,693,996

Total Liabilities and Members’ Equity	$109,497,749	$115,447,064

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011

Revenues	$350,721,175	$327,830,377	$324,927,805

Cost of Goods Sold	338,014,664	322,740,236	301,052,197

Gross Profit	12,706,511	5,090,141	23,875,608

Operating Expenses	2,550,236	2,207,634	2,524,830

Operating Income	10,156,275	2,882,507	21,350,778

Other Income (Expense)
Other income (expense)	(527,893)	163,077	135,739
Interest expense	(500,872)	(217,949)	(516,649)
Equity in net income of investments	5,055,518	3,761,784	5,855,128
Total Other Income (Expense)	4,026,753	3,706,912	5,474,218

Net Income	$14,183,028	$6,589,419	$26,824,996

Basic & diluted net income per unit	$0.69	$0.27	$1.10
Weighted average units outstanding for the calculation of basic & diluted net income per unit	20,645,833	24,460,000	24,460,000
Distributions Per Unit	$0.10	$0.65	$0.25

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2013	October 31, 2012	October 31, 2011
Cash Flows from Operating Activities
Net income	$14,183,028	$6,589,419	$26,824,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,610,490	9,101,039	9,265,773
Unrealized loss (gain) on risk management activities	(260,985)	(310,697)	489,274
Amortization of deferred revenue	(512,930)	(487,579)	(502,214)
Change in accretion amounts of interest on grant receivable	(5,856)	(82,530)	(52,924)
Earnings in excess of distributions from investments	(4,457,139)	(1,219,065)	(4,383,990)
Deferred compensation expense	15,531	64,075	314,739
Change in assets and liabilities
Accounts receivable	2,435,791	8,177,073	(5,401,600)
Inventory	2,919,644	(4,008,220)	1,181,470
Prepaid expenses and other	69,515	10,309	(462,751)
Accounts payable	208,664	1,008,026	761,135
Accrued expenses	189,853	(101,199)	91,088
Deferred compensation payable	(67,891)	(158,743)	(91,595)
Net cash provided by operating activities	24,327,715	18,581,908	28,033,401

Cash Flows from Investing Activities
Capital expenditures	(4,867,493)	(6,728,362)	(1,516,814)
Proceeds from sale of equipment	—	—	19,300
Purchase of investments	—	—	(65,000)
Net cash (used in) investing activities	(4,867,493)	(6,728,362)	(1,562,514)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	203,193	360,338	(359,308)
Proceeds from long-term debt	17,000,000	2,692,315	—
Payments for long-term debt	(18,155,995)	(68,693)	(20,386,200)
Payments for debt issuance costs	(22,500)	—	—
Redemption of membership units	(17,000,000)	—	—
Distributions to members	(1,988,300)	(15,899,000)	(6,115,000)
Payment received on deferred contract	251,328	—	—
Payments received on grant receivable	252,052	576,406	755,323
Net cash (used in) financing activities	(19,460,222)	(12,338,634)	(26,105,185)

Net Increase (Decrease) in Cash and Equivalents	—	(485,088)	365,702

Cash and Equivalents – Beginning of Period	—	485,088	119,386

Cash and Equivalents – End of Period	$—	$—	$485,088

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2013 $50,878; 2012 $25,800; 2011 $57,064)	$556,855	$203,381	$362,933

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts Payable related to construction in process	$—	$775,796	$—
Equity adjustment in investee	—	407,946	—
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Consolidated Statements of Changes in Members' Equity
For the years ended October 31, 2013, 2012 and 2011

Balance - October 31, 2010	$90,885,635
Distribution for 24,460,000 Class A and Class B units, December 2010, $0.25 per unit	(6,115,000)
Net income	26,824,996
Balance - October 31, 2011	111,595,631
Distribution for 24,460,000 Class A and Class B units, December 2011, $0.65 per unit	(15,899,000)
Equity adjustment in investee	407,946
Net income	6,589,419
Balance - October 31, 2012	102,693,996
Redemption of 4,577,000 membership units	(17,000,000)
Distribution for 19,883,000 Class A and Class B units, August 2013, $0.10 per unit	(1,988,300)
Net Income	14,183,028
Balance - October 31, 2013	$97,888,724

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

Investments
The Company has less than a 20% investment interest in four companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the year ended October 31, 2013 for all companies is based on the investee's results for the twelve month period ended September 30, 2013.

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

Grant receivable and deferred revenue
Grant receivable is recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $2,683,000 associated with the original plant construction and recorded approximately $2,090,000 for an amendment to the original tax increment financing monies associated with the plant expansion that was completed in June 2007 to be received over a 10-year period for the tax increment financing monies. The amendment to the grant was approved in May 2008. These grants were recorded at their net present value using a discount rate of 6%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of October 31, 2013 the present value of the grant receivable was approximately $1,698,000 and the corresponding deferred revenue was approximately $1,054,000.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2013, 2012 or 2011 for environmental liabilities.

Deferred Compensation Plan
The Company established a deferred compensation plan for management under a bonus and bonus phantom unit plan. Costs of the plan are amortized over the vesting period, which is the lesser of three to five years from the grant date or seven years of continuous employment. The liability under the plan will be paid out and is recorded at the higher of market price or book value of the Company’s units as of October 31, 2013 and 2012, respectively.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2013 fiscal year, ethanol sales accounted for approximately 76% of total revenue, distiller grains sales accounted for approximately 21% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 83% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of October 31, 2013 and October 31, 2012:

	October 31, 2013	October 31, 2012
Raw Materials	$4,341,444	$3,049,045
Work in Process	1,550,697	2,449,296
Finished Goods	1,082,173	4,395,617
Totals	$6,974,314	$9,893,958

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $30,000,000 and $5,000,000 and maturing on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.32% as of October 31, 2013). The borrowings are secured by substantially all the assets of the Company. On December 26, 2012, the Company executed an amended credit agreement that increased the total loan availability from $22.5 million to $35 million. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of October 31, 2013, the Company had approximately $1.6 million outstanding and $30.9 million additional available to borrow under the credit agreement.

The Company has other notes payable of approximately $50,000 and $85,000 outstanding as of October 31, 2013 and October 31, 2012, respectively.

The estimated maturities of long-term debt for the twelve month periods ending October 31 are as follows:

2014	$37,000
2015	13,000
2016	—
2017	—
2018	1,571,000
Total	$1,621,000

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the fiscal years ended October 31, 2013, 2012 and 2011 totaled approximately $65,573,000, $109,059,000 and $97,840,000, respectively. As of October 31, 2013 and 2012 the amount we owed to related parties was approximately $778,000 and $457,000, respectively.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction in expenses related to these shared costs during the fiscal years ended October 31, 2013, 2012 and 2011 of approximately $169,000, $166,000 and $263,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment. During the fiscal years ended October 31, 2013, 2012 and 2011 the Company recorded compensation expense related to this plan of approximately $16,000, $64,000 and $315,000, respectively. As of October 31, 2013 and 2012, the Company had a liability of approximately $191,000 and $243,000 outstanding as deferred compensation, respectively and has approximately $11,000 to be recognized as future compensation expense. Three of the employees covered under this plan are fully vested and another employee has approximately three years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of October 31, 2013. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 3,000 unvested equivalent phantom units outstanding under this plan as of October 31, 2013.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $89,000, $91,000 and $79,000 during the years ended October 31, 2013, 2012 and 2011, respectively

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers
The Company has entered into marketing agreements with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol, distiller grains and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place are as follows:

	2013	2012	2011
Sales ethanol, distiller grains & corn oil	$353,289,000	$326,671,000	$338,495,000
Marketing fees	584,000	618,000	790,000

As of	October 31, 2013	October 31, 2012
Amount due from marketer of ethanol, distiller grains & corn oil	$4,276,000	$6,216,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2013, 2012 and 2011 and the fair value of derivatives as of October 31, 2013 and 2012:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(3,388,000)	$1,405,000	$(1,983,000)
fiscal year 2013	Cost of Goods Sold	1,222,000	(1,270,000)	(48,000)
	Total	$(2,166,000)	$135,000	$(2,031,000)

Commodity Contracts for the	Revenue	$693,000	$1,084,000	$1,777,000
fiscal year 2012	Cost of Goods Sold	(3,540,000)	(1,287,000)	(4,827,000)
	Total	$(2,847,000)	$(203,000)	$(3,050,000)

Commodity Contracts for the	Revenue	$(11,509,000)	$(1,083,000)	$(12,592,000)
fiscal year 2011	Cost of Goods Sold	11,340,000	795,000	12,135,000
	Total	$(169,000)	$(288,000)	$(457,000)

	Balance Sheet Classification	October 31, 2013	October 31, 2012
Futures and option contracts through March 2014
In gain position		$3,775,000	$486,000
In loss position		(4,131,000)	(977,000)
Cash held by broker		1,032,000	906,000
	Current Asset	$676,000	$415,000

As of October 31, 2013, the Company had the following approximate outstanding purchase commitments, of which approximately $3,450,000 were with related parties.

	Commitments Through	Amount
Corn - fixed price	March 2014	$3,122,000
Corn - basis contract	November 2013	5,738,000

As of October 31, 2013, the Company has fixed price futures and forward contracts in place for approximately 17% of our anticipated corn needs, 2% of our natural gas needs and 8% of our ethanol sales for the next 12 months.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
October 31, 2013
Assets	$3,775,000	$2,414,000	$1,361,000	$—
Liabilities	(4,131,000)	(1,861,000)	(2,270,000)	—
October 31, 2012
Assets	$486,000	$—	$486,000	$—
Liabilities	(977,000)	—	(977,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	9/30/2013	9/30/2012	9/30/2011
Current Assets	$241,993	$224,095	$268,721
Other Assets	288,159	313,018	346,004
Current Liabilities	164,813	163,804	184,981
Long-term Debt	32,597	40,396	101,294
Members’ Equity	332,744	332,913	328,450
Revenue	1,140,309	1,056,422	1,073,305
Gross Profit	68,152	58,844	99,271
Net Income	59,556	49,535	82,346

The following table shows the condensed financial information of Guardian Energy, which represents greater than 10% of the net income for the year ended October 31, 2013.

Guardian Energy Condensed Financial Information
Balance Sheet	9/30/2013	9/30/2012	9/30/2011
Current Assets	$42,981	$32,506	$46,945
Other Assets	65,556	73,277	82,446
Current Liabilities	18,958	20,687	25,339
Long-term Debt	24,080	31,158	56,059
Members’ Equity	65,499	53,938	47,993

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The Company recorded equity in net income of approximately $1,083,000 from Absolute Energy, $2,426,000 from Guardian Energy, $963,000 from Homeland Energy Solutions and $584,000 from our other investments for a total of approximately $5,056,000 for the fiscal year ended October 31, 2013. Income for the fiscal years ended October 31, 2012 and 2011 totaled approximately $3,762,000 and $5,855,000, respectively.

10. MEMBERS’ EQUITY

The Company repurchased 4,577,000 of Class A units during 2013 for a purchase price of $17.0 million. The total number of Class A and B units outstanding as of October 31, 2013 and 2012 was 19,883,000 and 24,460,000, respectively. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

The Company has three leases for equipment with original terms of 5 to 10 years which extend through February 2018. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the year ending October 31, 2013, 2012 and 2011 was approximately $1,732,000, $2,198,000 and $1,793,000, respectively.

At October 31, 2013, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2014	$1,514,000
2015	1,514,000
2016	1,514,000
2017	886,000
2018	139,000
Total	$5,567,000

12. SELF INSURANCE

The Company participates, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. The Company's premiums are accrued by a charge to income for the period to which the premium relates and is remitted by the Company's insurer to the captive reinsurer. These premiums are structures such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2013
Total revenues	$85,408,162	$93,880,209	$84,597,520	$86,835,284
Gross profit (loss)	(965,555)	2,134,266	5,527,465	6,010,335
Operating income (loss)	(1,736,938)	1,585,609	4,958,513	5,349,091
Net income (loss)	(1,763,757)	2,558,407	6,982,173	7,306,205
Basic & diluted earnings (loss) per unit	$(0.08)	$0.13	$0.35	$0.37

Year ended October 31, 2012
Total revenues	$84,368,277	$79,018,996	$85,411,913	$79,031,191
Gross profit (loss)	6,946,933	850,638	(1,909,128)	(798,302)
Operating income (loss)	6,279,954	301,416	(2,344,795)	(1,354,068)
Net income (loss)	9,479,539	813,532	(2,387,429)	(1,316,223)
Basic & diluted earnings (loss) per unit	$0.39	$0.03	$(0.10)	$(0.05)

Year ended October 31, 2011
Total revenues	$72,668,264	$67,503,827	$89,806,943	$94,948,771
Gross profit	5,900,436	896,161	6,152,169	10,926,842
Operating income	5,252,936	250,949	5,559,691	10,287,202
Net income	6,462,553	1,471,308	6,652,296	12,238,839
Basic & diluted earnings per unit	$0.26	$0.06	$0.27	$0.50

14. SUBSEQUENT EVENTS

On December 3, 2013 the board of directors declared a cash distribution of $0.50 per membership unit to the holders of Class A and Class B units of record at the close of business on December 3, 2013 for a total distribution of $9,941,500. The distribution will be recorded in the Company's first quarter financial statements for the 2014 fiscal year and is expected to be paid by February 2014. The Company is in the process of receiving a waiver from the lender to pay this distribution since it is over the limit outlined in the master credit agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2013.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2013.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2013 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2014 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2013 fiscal year end. This proxy statement is referred to in this report as the 2014 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2014 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 29 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.
3.3	First Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC dated February 20, 2012.		Exhibit 3.1 to the registrants Form 10-Q filed with the Commission on March 15, 2012.
3.4	Second Amendment to the Third Amended and Restated Operating Agreement of Golden Grain energy, LLC dated February 25, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
10.1	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 14, 2006.
10.2	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.3	Management Phantom Unit and Bonus Plan dated December 19, 2008.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.4	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2009.
10.5	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.6	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.7	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.8	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +		Exhibit 10.21 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.11	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +		Exhibit 10.22 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.12	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.13	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.

10.14	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.15	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on December 23, 2011.
10.16	Member Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Golden Grain Energy, LLC dated August 27, 2012.+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 13, 2012.
10.17	Membership Unit Repurchase Agreement dated December 12, 2012 between Golden Grain Energy, LLC and Steven Retterath.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.18	Amendment to the Master Loan Agreement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.19	Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.20	$5,000,000 Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2013 and October 31, 2012, (ii) Statements of Operations for the fiscal years ended October 31, 2013, 2012 and 2011, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2013, 2012 and 2011, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 23, 2013	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 23, 2013	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 23, 2013	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 23, 2013	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 23, 2013	/s/ Stan Laures
Stan Laures, Director

Date:	December 23, 2013	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 23, 2013	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 23, 2013	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 23, 2013	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 23, 2013	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 23, 2013	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 23, 2013	/s/ Roger Shaffer
Roger Shaffer, Director