Form 10-Q
period 2014-01-31
GOLDEN GRAIN ENERGY
filed 2014-03-11
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of March 11, 2014, there were 18,963,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	January 31, 2014	October 31, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$4,602,341	$—
Accounts receivable	6,131,921	4,297,920
Other receivables	601,572	596,166
Derivative instruments	610,295	675,631
Inventory	8,659,260	6,974,314
Prepaid expenses and other	1,654,444	1,507,370
Total current assets	22,259,833	14,051,401

Property and Equipment
Land and land improvements	11,666,479	11,666,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,466,553	13,457,627
Office equipment	320,345	320,345
Plant and process equipment	79,631,519	79,854,167
Construction in progress	1,485,532	1,270,164
	132,332,180	132,330,534
Less accumulated depreciation	68,216,583	66,216,333
Net property and equipment	64,115,597	66,114,201

Other Assets
Investments	27,892,815	28,059,657
Other assets	1,041,185	1,272,490
Total other assets	28,934,000	29,332,147

Total Assets	$115,309,430	$109,497,749

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2014	October 31, 2013
	(Unaudited)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$563,531
Current portion long-term debt	38,065	37,314
Accounts payable	5,694,945	6,138,295
Accrued expenses	1,085,167	1,140,979
Deferred revenue	413,594	443,407
Total current liabilities	7,231,771	8,323,526

Long-term Liabilities
Deferred compensation	224,865	190,762
Long-term debt, net of current maturities	3,312	1,583,889
Deferred revenue, net of current portion	1,427,225	1,510,848
Total long-term liabilities	1,655,402	3,285,499

Commitments and Contingencies

Members' Equity (19,883,000 units issued and outstanding)	106,422,257	97,888,724

Total Liabilities and Members’ Equity	$115,309,430	$109,497,749

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013

Revenues	$72,987,525	$85,408,162

Cost of Goods Sold	58,593,832	86,373,717

Gross Profit (Loss)	14,393,693	(965,555)

Operating Expenses	784,742	771,383

Operating Income (Loss)	13,608,951	(1,736,938)

Other Income (Expense)
Other income (expense)	88,889	—
Interest expense	(63,285)	(123,233)
Equity in net income of investments	4,840,478	96,414
Total Other Income (Expense)	4,866,082	(26,819)

Net Income (Loss)	$18,475,033	$(1,763,757)

Basic & diluted net income (loss) per unit	$0.93	$(0.08)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,883,000	22,934,333
Distributions Per Unit	$0.50	$—

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2014	January 31, 2013
Cash Flows from Operating Activities
Net income (loss)	$18,475,033	$(1,763,757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,408,998	2,361,014
Unrealized loss (gain) on risk management activities	65,336	(175,826)
Amortization of deferred revenue	(113,436)	(113,259)
Change in accretion of interest on grant receivable	(8,410)	(30,524)
Distributions in excess of earnings from investments	276,842	436,632
Deferred compensation expense	34,103	15,187
Change in assets and liabilities
Accounts receivable	(1,834,001)	(732,498)
Inventory	(1,684,946)	(4,284,366)
Prepaid expenses and other	(152,480)	(571,680)
Accounts payable	(443,350)	(164,178)
Accrued expenses	(55,812)	72,407
Deferred compensation payable	—	(67,891)
Net cash provided by (used in) operating activities	16,967,877	(5,018,739)

Cash Flows from Investing Activities
Capital expenditures	(407,522)	(1,268,451)
Purchase of investments	(110,000)	—
Net cash (used in) investing activities	(517,522)	(1,268,451)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	(563,531)	236,046
Proceeds from long-term debt	—	22,848,644
Payments for long-term debt	(1,579,826)	—
Payments for debt issuance costs	—	(22,500)
Redemption of membership units	—	(17,000,000)
Distributions to members	(9,941,500)	—
Payment received on deferred contract	—	225,000
Payments received on grant receivable	236,843	—
Net cash (used in) provided by financing activities	(11,848,014)	6,287,190

Net Increase in Cash and Equivalents	4,602,341	—

Cash and Equivalents – Beginning of Period	—	—

Cash and Equivalents – End of Period	$4,602,341	$—

Supplemental Cash Flow Information
Cash paid for interest	$76,250	$71,162

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts Payable related to construction in process	$—	$(204,811)
Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
January 31, 2014

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2013, contained in the Company's annual report on Form 10-K for 2013.
In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation. The adjustments made to these statements consist only of normal recurring adjustments.

Nature of Business
Golden Grain Energy, LLC (Golden Grain Energy) is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States. The Company also holds several investments in various companies that focus on ethanol production, marketing and/or logistics.

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

Investments
The Company has less than a 20% investment interest in four companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended January 31, 2014 for all companies is based on the investee's results for the three month period ended December 31, 2013.

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
Notes to Unaudited Financial Statements
January 31, 2014

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

Property & Equipment
Property and equipment are stated at costs. Significant additions and betterments are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. The Company uses the straight-line method of computing depreciation over the estimated useful lives between 5 and 40 years.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
January 31, 2014

primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended January 31, 2014, ethanol sales accounted for approximately 79% of total revenue, distiller grains sales accounted for approximately 18% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 81% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of January 31, 2014 and October 31, 2013:

	January 31, 2014	October 31, 2013
Raw Materials	$4,209,851	$4,341,444
Work in Process	1,505,253	1,550,697
Finished Goods	2,944,156	1,082,173
Totals	$8,659,260	$6,974,314

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $30,000,000 and $5,000,000 and mature on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.31% as of January 31, 2014). The borrowings are secured by substantially all the assets of the Company. On December 26, 2012, the Company executed an amended credit agreement that increased the total loan availability from $22.5 million to $35 million. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of January 31, 2014, the Company had no outstanding borrowings and $32.5 million additional available to borrow under the credit agreement. As of October 31, 2013, the Company had approximately $1.6 million outstanding.

The Company has other notes payable of approximately $41,000 and $50,000 outstanding as of January 31, 2014 and October 31, 2013, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three months ended January 31, 2014 and 2013 totaled approximately $16,977,000, and $19,317,000, respectively. As of January 31, 2014 the amount we owed to related parties was approximately $536,000.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies have agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction in expenses related to these shared costs during the three months ended January 31, 2014 and 2013 of approximately $61,000 and $52,000, respectively.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
January 31, 2014

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds has a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment with the Company. During the three months ended January 31, 2014 and 2013, the Company recorded compensation expense related to this plan of approximately $34,000 and $15,000, respectively. As of January 31, 2014 and October 31, 2013, the Company had a liability of approximately $225,000 and $190,000 outstanding as deferred compensation, respectively. As of January 31, 2014, the Company had approximately $32,000 to be recognized as future compensation expense. Three of the employees covered under this plan are fully vested and another employee has approximately three years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of January 31, 2014. Fair value is determined by recent trading activity of the Company's membership units.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31,
	2014	2013
Sales ethanol, distiller grains & corn oil	$76,705,000	$85,710,000
Marketing fees	101,000	146,000

As of	January 31, 2014	October 31, 2013
Amount due from marketer of ethanol, distiller grains & corn oil	$4,818,000	$4,276,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2014 and 2013 and the fair value of derivatives as of January 31, 2014 and October 31, 2013:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
January 31, 2014

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(2,299,000)	$(1,317,000)	$(3,616,000)
three months ended January 31,	Cost of Goods Sold	(2,038,000)	2,592,000	554,000
2014	Total	$(4,337,000)	$1,275,000	$(3,062,000)

Commodity Contracts for the	Revenue	$134,000	$(290,000)	$(156,000)
three months ended January 31,	Cost of Goods Sold	855,000	29,000	884,000
2013	Total	$989,000	$(261,000)	$728,000

	Balance Sheet Classification	January 31, 2014	October 31, 2013
Futures and option contracts through December 2014
In gain position		$1,085,000	$3,775,000
In loss position		(173,000)	(4,131,000)
Cash held by (due to) broker		(302,000)	1,032,000
	Current Asset	$610,000	$676,000

As of January 31, 2014, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $4,601,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Ethanol - fixed price	February 2014	$4,556,000
Corn - fixed price	December 2014	5,257,000
Corn - basis contract	March 2014	14,247,000

As of January 31, 2014, the Company has fixed price futures and forward contracts in place for approximately 20% of our anticipated corn needs, 0% of our natural gas needs and 2% of our ethanol sales for the next 12 months with no open positions beyond that period.

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
Notes to Unaudited Financial Statements
January 31, 2014

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
January 31, 2014
Assets	$1,085,000	$1,085,000	$—	$—
Liabilities	(173,000)	(173,000)	—	—
October 31, 2013
Assets	$3,775,000	$2,414,000	$1,361,000	$—
Liabilities	(4,131,000)	(1,861,000)	(2,270,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	12/31/2013	9/30/2013
Current Assets	$345,801	$241,993
Other Assets	283,350	288,159
Current Liabilities	243,063	164,813
Long-term Debt	45,769	32,597
Members’ Equity	340,319	332,744

	Three Months Ended
Income Statement	12/31/2013	12/31/2012
Revenue	$263,570	$263,734
Gross Profit	59,235	7,409
Net Income	53,388	2,829

The following table shows the condensed financial information of Guardian Energy, which represents greater than 10% of the net income for the three months ended January 31, 2014.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
January 31, 2014

Guardian Energy Condensed Financial Information
Balance Sheet	12/31/2013	9/30/2013
Current Assets	$51,308	$42,981
Other Assets	63,089	65,556
Current Liabilities	25,016	18,958
Long-term Debt	22,277	24,080
Members’ Equity	67,104	65,499

The Company recorded equity in net income of approximately $1,395,000 from Absolute Energy, $2,297,000 from Guardian Energy, $963,000 from Homeland Energy Solutions and $149,000 from our other investments for a total of approximately $4,840,000 for the three months ended January 31, 2014. Income for the three months ended January 31, 2013 totaled approximately $96,000.

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

•	Changes in the availability and price of corn and natural gas;

•	The effect a reduction or elimination of the Federal Renewable Fuels Standard would have on the market for our ethanol;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

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

On December 3, 2013, our board of directors declared a distribution of $0.50 per membership unit for members of record as of December 3, 2013. The total amount of the distribution was $9,941,500 which was paid in January 2014.

The ethanol industry is dependent on several incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. Subject to the EPA's ability to reduce the RFS limits, which authority it appears the EPA will use this year as discussed below, the RFS requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022.

The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The statutory volume requirement of the RFS for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations (RVO) that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA proposal was subject to a 60-day public comment period which expired on January 28, 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met and therefore any complete or partial waiver of the RFS would be illegal. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 RVO which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. However, rail shipments recently have been slowed by a number or factors. At times during our 2014 fiscal year, we have been required to reduce production or cease production altogether when we have run out of ethanol storage capacity. Further, our ethanol inventory has increased due to the difficulty we have experienced shipping our ethanol which has impacted our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railcars and railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue at least until the weather improves but may continue for some period of time until the rail transportation capacity in the United States increases. While many ethanol producers are impacted by these railroad shipment challenges, ethanol produced abroad may benefit due to higher domestic ethanol prices which could negatively impact demand for domestic supplies of ethanol.

Results of Operations

Comparison of the Three Months Ended January 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$72,987,525	100.0	$85,408,162	100.0
Cost of Goods Sold	58,593,832	80.3	86,373,717	101.1
Gross Profit (Loss)	14,393,693	19.7	(965,555)	(1.1)
Operating Expenses	784,742	1.1	771,383	0.9
Operating Income (Loss)	13,608,951	18.6	(1,736,938)	(2.0)
Other Income (Expense)	4,866,082	6.7	(26,819)	—
Net Income (Loss)	$18,475,033	25.3	$(1,763,757)	(2.1)

Revenues. Our total revenue was lower for our first quarter of 2014 compared to the same period of 2013, primarily due to decreased ethanol and distiller grains revenue. For our first quarter of 2014, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our first quarter of 2013, ethanol sales accounted for approximately 74% of our total revenue, distiller grains sales accounted for approximately 23% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 4% lower for our first quarter of 2014 compared to the same period of 2013. Management attributes this decrease in ethanol prices with decreased commodity prices during our first quarter of 2014. In addition, management believes that uncertainty surrounding ethanol demand created by the EPA's proposed RVO for corn based ethanol for 2014 has negatively impacted ethanol prices. However, ethanol prices have been supported recently by ethanol supply constraints due to railcar shortages and difficulty moving railcars. Increased oil production in North Dakota has increased demand for railcars capable of carrying ethanol. This shortage of railcars has made it more difficult to secure railcars to ship our ethanol to the markets that need ethanol. Further, due to the unusually long winter and the severe weather that has been experienced in many parts of the United States, rail shipments have been slowed which has impacted ethanol supplies. Management believes that these supply constraints have led to higher ethanol prices, especially in the spot market, as gasoline blenders seek to meet ethanol demands. Management anticipates that these rail shipping difficulties will continue until the end of the winter.

In May 2013, Brazil increased the percentage of ethanol that is required to be used in its domestic fuel market which decreased the amount of ethanol that was available for export to the U.S. Recently, proposals in Brazil have been introduced to further increase the amount of ethanol that is required to be used in Brazil. These increases in Brazilian ethanol demand could positively impact ethanol prices in the United States. In November 2013, the EPA released its proposed RVO for corn-based ethanol which decreased the corn based ethanol use requirement from the statutory level of 14.4 billion to 13 billion gallons. While this proposed RVO has not yet been adopted by the EPA, if the ethanol use requirement in the RFS is reduced it may negatively impact demand for ethanol which may negatively impact prices. Management anticipates that ethanol prices will be lower during our 2014 fiscal year as a result of this potential decrease in ethanol demand along with a decrease in market corn prices which typically results in lower ethanol prices. Management anticipates that operating margins will remain positive during our 2014 fiscal year due to the lower corn prices. However, if ethanol prices continue to decline, especially if corn prices increase, we could experience unfavorable operating margins.

We produced approximately 5% more gallons of ethanol during our first quarter of 2014, compared to the same period of 2013. Despite this increase in production, we sold a comparable amount of ethanol in both periods. Management attributes this discrepancy between the gallons of ethanol we sold and the number of gallons produced with difficulty we experienced shipping our ethanol. We experienced an increase in ethanol inventory during our first quarter of 2014 compared to the same period of 2013 as a result of these logistics difficulties. Management anticipates that we may be forced to slow production at times as a result of these logistics issues which may impact our ethanol production. Management anticipates that these logistics issues will continue through the winter months. Provided these logistics issues are addressed and we continue to experience favorable operating margins, management anticipates that ethanol production will be consistent during our 2014 fiscal year compared to our 2013 fiscal year.

During our first quarter of 2014, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $3.6 million which decreased our revenue. By comparison, we experienced combined realized and unrealized loss on our ethanol derivative instruments of $156,000 during our three months ended January 31, 2013 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 29% less for our first quarter of 2014 compared to the same period of 2013. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 27% less for our first quarter of 2014 compared to the same period of 2013. Management attributes these price decreases with lower corn prices and higher corn supplies after the 2013 harvest. Distiller grains typically trade at a discount compared to the price of corn. During our 2014 fiscal year, the discount between the price of distiller grains and corn was smaller and in some cases distiller grains were trading at a premium compared to corn. Our distiller grains production was slightly less during our first quarter of 2014 compared to the same period of 2013 due to a slight increase in our conversion rate of corn into ethanol. As we extract more ethanol from a bushel of corn, it results in less total tons of distiller grains produced. Management anticipates that distiller grains production will be comparable during the remaining quarters of our 2014 fiscal year compared to our 2013 fiscal year.

We sold approximately 4% less pounds of corn oil during our first quarter of 2014 compared to the same period of 2013. The corn harvested in the fall of 2013 contains less corn oil than last year's corn crop which has impacted the amount of corn oil we can produce per bushel of corn. Management anticipates that corn oil production will be produced at a comparable rate per bushel during the remaining quarters of our 2014 fiscal year to our first fiscal quarter of 2014. The average price per pound we received for our corn oil was approximately 4% less for our first quarter of 2014 compared to the same period of 2013. Management attributes this decline in corn oil prices with increased corn oil supply which has not been met by corresponding increases in corn oil demand. Management anticipates continued lower corn oil prices due to higher corn oil supplies and relatively lower corn oil demand. Particularly, demand for corn oil from the biodiesel industry has not grown as much as many in the industry anticipated which has negatively impacted corn oil prices. A bill was recently introduced which would reinstate a tax incentive relied upon by the biodiesel industry which may increase demand for corn oil. However, the new legislation may not be adopted.

Cost of Goods Sold. Our cost of goods sold was lower for our first quarter of 2014 compared to the same period of 2013 due primarily to lower corn costs offset by higher natural gas costs. Our average cost per bushel of corn was approximately 39% lower during our first quarter of 2014 compared to the same period of 2013. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. The amount of corn harvested in the fall of 2013 was higher than in recent years. Management anticipates that corn prices will continue to be lower during our 2014 fiscal year compared to our 2013 fiscal year due to increased corn availability and potentially lower corn demand due to the proposed decrease in the ethanol use requirements of the RFS. However, management anticipates that we may have to pay higher basis for corn during our 2014 fiscal year in order to purchase corn for our ethanol plant due to localized poor weather conditions during 2013 which resulted in a number of acres which were not planted in our area. This lower corn supply in our area could impact our ability to purchase corn and could increase the price we have to pay for the corn we purchase.

We consumed approximately 4% more corn during our first quarter of 2014 compared to the same period of 2013 due to increased production at the ethanol plant. In addition, we were able to improve our corn conversion rate slightly during our first quarter of 2014 compared to the same period of 2013 which allowed us to produce slightly more of our products per bushel of corn. Management anticipates consistent corn consumption during the rest of our 2014 fiscal year compared to our 2013 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity and the turnover of railcars is adequate.

Our natural gas costs increased by approximately 26% during our first quarter of 2014 compared to the same period of 2013. The average price we paid per MMBtu of natural gas was approximately 24% greater during our first quarter of 2014 compared to the same period of 2013. Management attributes this increase in natural gas prices with higher commodity prices generally. In addition, natural gas prices increased significantly during January when the Canadian natural gas industry had an explosion. We also experienced significant volatility in natural gas prices during January 2014 due to colder than normal temperatures which volatility has continued after the end of our first quarter of 2014. Management anticipates that natural gas prices will be higher during the remaining quarters of our 2014 fiscal year as compared to 2013 and management anticipates continued natural gas volatility. Our natural gas consumption during our first quarter of 2014 was approximately 2% higher compared to our three months ended January 31, 2013. Management attributes this increase in our natural gas consumption with increased production offset by improved production efficiency at the plant.

We experienced approximately $554,000 of combined realized and unrealized gains for our first quarter of 2014 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $884,000 of combined realized and unrealized gains for our three months ended January 31, 2013 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were relatively constant during our first quarter of 2014 compared to the same period of 2013. Management anticipates that our operating expenses will be comparable during the remaining quarters of our 2014 fiscal year compared to our 2013 fiscal year.

Other Income (Expense). Other income was greater for our first quarter of 2014 compared to the same period of 2013 due to an increase in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced favorable operating margins during our first quarter of 2014. We had less interest expense during our first quarter of 2014 compared to the same period of 2013 due to less outstanding borrowing on our revolving loan.

Changes in Financial Condition for the Three Months Ended January 31, 2014 and 2013

Current Assets. We had a significant increase of cash and equivalents at January 31, 2014 compared to outstanding checks in excess of bank balance on October 31, 2013. This increase in our cash position is due to increased profitability during the quarter and cash we received from our investments. The increase in our accounts receivable at January 31, 2014 compared to October 31, 2013 was due to timing of payments received from our marketer. The value of our inventory was higher at January 31, 2014 compared to October 31, 2013 because we had a significant amount of finished goods inventory at January 31, 2013 due to ethanol delivery disruptions that were caused by the weather and delayed railroad shipments.

Property and Equipment. The net value of our property and equipment was lower at January 31, 2014 compared to October 31, 2013 due to depreciation. We had approximately $1.5 million in construction in progress at January 31, 2014 related to various capital projects we were conducting during our 2014 fiscal year.

Other Assets. Our other assets were lower at January 31, 2014 compared to October 31, 2013 due mainly to a decrease in value of our various investments caused by distributions received in excess of earnings for the three months ended January 31, 2014. The value of our grant receivable was lower at January 31, 2014 compared to October 31, 2013 due to payments received from our county economic development grant during the three months ended January 31, 2014.

Current Liabilities. For the period ended October 31, 2013, our outstanding checks in excess of our bank balance are checks that we have issued which have not yet been presented for payment to our bank. When these checks are presented for payment, they are paid from our revolving loan provided we do not have available cash. Our accounts payable balance was lower at January 31, 2014 compared to October 31, 2013 due primarily to lower corn prices at January 31, 2014 which reduced the amount of our corn payable.

Long-term Liabilities. Our long-term debt was lower at January 31, 2014 compared to October 31, 2013 due to loan repayments we made during our three months ended January 31, 2014. We had lower deferred revenue at January 31, 2014 compared to October 31, 2013 due to the continuing amortization of our county economic development grant revenue.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of January 31, 2014, we had approximately $32.5 million available pursuant to our revolving term loan.

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

The following table shows our cash flows for the three months ended January 31, 2014 and 2013:

	Three months ended January 31,
	2014	2013
Net cash provided by (used in) operating activities	$16,967,877	$(5,018,739)
Net cash (used in) investing activities	(517,522)	(1,268,451)
Net cash (used in) provided by financing activities	(11,848,014)	6,287,190

Cash Flow From Operations

Our cash flows from operations for the three months ended January 31, 2014 were higher compared to the same period of 2013 due primarily to higher net income during the 2014 period. Due to improved operating margins, we generated more cash from our operations compared to the same period of 2013.

Cash Flow From Investing Activities

We used less cash for investing activities during our three months ended January 31, 2014 compared to the same period of 2013 primarily due to fewer capital expenditure projects during our 2014 fiscal year. During our three months ended January 31, 2013, we used cash primarily for our grain handling upgrade and expansion projects.

Cash Flow From Financing Activities.

During our three months ended January 31, 2014, we primarily used cash for financing activities related to a distribution we paid to members and payments on our long-term debt. During our three months ended January 31, 2013, we used significantly more cash for redemption of membership units offset by proceeds from our long-term debt.

Short-Term and Long-Term Debt Sources

We have a credit facility with Farm Credit with an initial availability of $35 million, which currently has a availability of $32.5 million. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. We increased the amount available to us pursuant to our Farm Credit loans during our 2013 fiscal year in order to complete a repurchase of membership units in exchange for $17 million that closed in December 2012.

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of January 31, 2014, we had $0 outstanding on this loan with an accrued interest rate of 3.31% per year. As of January 31, 2014, we had approximately $32.5 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2014, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Investments

The Company has less than a 20% investment interest in four companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of January 31, 2014. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of January 31, 2014, we had price protection in place for approximately 20% of our anticipated corn needs, none of our natural gas needs and approximately 2% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,335,000	MMBTU	10%	$1,949,000
Ethanol	112,696,000	Gallons	10%	22,798,000
Corn	32,315,000	Bushels	10%	14,619,000

Liability Risk

We participate, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. Our premiums are accrued by a charge to income for the period to which the premium relates and is remitted by our insurer to the captive reinsurer. These premiums are structured such that we have made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. We cannot be assessed over the amount in the collateral fund.

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Walter Wendland, along with our Chief Financial Officer, (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. Based on this review and evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended January 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2013, included in our annual report on Form 10-K.

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. The EPA is also seeking comments on several petitions it has received for partial waiver of the statutory volumes for 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met. Any challenge to a reduction in the RFS may take time to work through the courts and the waiver may be implemented despite the legal challenges. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we have been required to reduce production or cease production altogether when we have run out of ethanol storage capacity. Further, our ethanol inventory has increased due to the difficulty we have experienced shipping our ethanol which has impacted our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railcars and railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue at least until the weather improves but may continue for some period off time until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2014 and October 31, 2013, (ii) Statements of Operations for the three months ended January 31, 2014 and 2013, (iii) Statements of Cash Flows for the three months ended January 31, 2014 and 2013, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 11, 2014	/s/ Walter Wendland
Walter Wendland
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2014	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)