Form 10-Q
period 2014-04-30
GOLDEN GRAIN ENERGY
filed 2014-06-16
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of June 16, 2014, there were 18,963,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	April 30, 2014	October 31, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$26,005,887	$—
Accounts receivable	2,266,575	4,297,920
Other receivables	830,010	596,166
Derivative instruments	1,701,079	675,631
Inventory	11,634,568	6,974,314
Prepaid expenses and other	1,504,715	1,507,370
Total current assets	43,942,834	14,051,401

Property and Equipment
Land and land improvements	11,666,479	11,666,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,519,305	13,457,627
Office equipment	320,345	320,345
Plant and process equipment	80,212,580	79,854,167
Construction in progress	1,183,472	1,270,164
	132,663,933	132,330,534
Less accumulated depreciation	70,642,192	66,216,333
Net property and equipment	62,021,741	66,114,201

Other Assets
Investments	31,991,313	28,059,657
Other assets	1,045,615	1,272,490
Total other assets	33,036,928	29,332,147

Total Assets	$139,001,503	$109,497,749

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2014	October 31, 2013
	(Unaudited)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$563,531
Current portion long-term debt	32,143	37,314
Accounts payable	7,522,382	6,138,295
Accrued expenses	1,318,951	1,140,979
Distribution payable	7,953,200	—
Deferred revenue	373,442	443,407
Total current liabilities	17,200,118	8,323,526

Long-term Liabilities
Deferred compensation	100,679	190,762
Long-term debt, net of current maturities	—	1,583,889
Deferred revenue, net of current portion	453,940	1,510,848
Total long-term liabilities	554,619	3,285,499

Commitments and Contingencies

Members' Equity (19,883,000 units issued and outstanding)	121,246,766	97,888,724

Total Liabilities and Members’ Equity	$139,001,503	$109,497,749

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013

Revenues	$79,555,311	$93,880,209	$152,542,836	$179,288,371

Cost of Goods Sold	60,966,422	91,745,943	119,560,254	178,119,660

Gross Profit	18,588,889	2,134,266	32,982,582	1,168,711

Operating Expenses	987,521	548,657	1,772,263	1,320,040

Operating Income (Loss)	17,601,368	1,585,609	31,210,319	(151,329)

Other Income (Expense)
Other income (expense)	363,388	39,735	452,277	39,735
Interest income (expense)	(46,701)	(170,389)	(109,986)	(293,622)
Equity in net income of investments	4,859,654	1,103,452	9,700,132	1,199,866
Total Other Income (Expense)	5,176,341	972,798	10,042,423	945,979

Net Income	$22,777,709	$2,558,407	$41,252,742	$794,650

Basic & diluted net income per unit	$1.15	$0.13	$2.07	$0.04
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,883,000	19,883,000	19,883,000	21,408,666
Distributions Per Unit	$0.40	$—	$0.90	$—

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2014	April 30, 2013
Cash Flows from Operating Activities
Net income	$41,252,742	$794,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,837,479	4,744,894
Unrealized (gain) on risk management activities	(1,025,448)	(1,870,725)
Amortization of deferred revenue	(226,873)	(226,518)
Change in accretion of interest on grant receivable	(8,410)	(59,923)
Earnings in excess of distributions from investments	(3,821,656)	(594,196)
Deferred compensation expense	35,931	15,216
Change in assets and liabilities
Accounts receivable	2,031,345	(1,448,718)
Inventory	(4,660,254)	(3,228,190)
Prepaid expenses and other	(238,491)	(155,392)
Accounts payable	934,087	(1,077,797)
Accrued expenses	51,958	(34,867)
Deferred compensation payable	—	(67,891)
Net cash provided by (used in) operating activities	39,162,410	(3,209,457)

Cash Flows from Investing Activities
Capital expenditures	(1,189,275)	(2,648,750)
Purchase of investments	(110,000)	—
Net cash (used in) investing activities	(1,299,275)	(2,648,750)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	(563,531)	292,828
Proceeds from long-term debt	—	22,353,435
Payments for long-term debt	(1,589,060)	(16,884)
Payments for debt issuance costs	—	(22,500)
Redemption of membership units	—	(17,000,000)
Distributions to members	(9,941,500)	—
Payment received on deferred contract	—	251,328
Payments received on grant receivable	236,843	—
Net cash (used in) provided by financing activities	(11,857,248)	5,858,207

Net Increase in Cash and Equivalents	26,005,887	—

Cash and Equivalents – Beginning of Period	—	—

Cash and Equivalents – End of Period	$26,005,887	$—

Supplemental Cash Flow Information
Cash paid for interest	$123,837	$236,549

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts Payable related to construction in process	$—	$497,895
Deferred Revenue reclassified as a reduction in fixed assets	450,000	—
Distributions Declared and unpaid	7,953,200	—
Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2014

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

Cash and Equivalents
The Company's cash balances are maintained in bank depositories and periodically exceed federally insured limits during the period. The Company has not experienced any losses in connection with these balances.
Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended April 30, 2014 for all companies is based on the investee's results for the three and six month periods ended March 31, 2014.

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
April 30, 2014

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

Deferred Compensation
The Company has a deferred compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds has a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment with the Company. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of April 30, 2014. Fair value is determined by recent trading activity of the Company's membership units.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2014

be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and six months ended April 30, 2014, ethanol sales accounted for approximately 83% and 81% of total revenue, respectively, distiller grains sales accounted for approximately15% and 17% of total revenue, respectively, and corn oil sales accounted for approximately 2% of total revenue while corn costs averaged approximately 71% and 76% of cost of goods sold, respectively.

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

2.    INVENTORY

Inventory consisted of the following as of April 30, 2014 and October 31, 2013:

	April 30, 2014	October 31, 2013
Raw Materials	$6,058,013	$4,341,444
Work in Process	1,716,387	1,550,697
Finished Goods	3,860,168	1,082,173
Totals	$11,634,568	$6,974,314

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $30,000,000 and $5,000,000 which mature on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.31% as of April 30, 2014). The borrowings are secured by substantially all the assets of the Company. On December 26, 2012, the Company executed an amended credit agreement that increased the total loan availability from $22.5 million to $35 million. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of April 30, 2014, the Company had no outstanding borrowings and $30 million additional available to borrow under the credit agreement. As of October 31, 2013, the Company had approximately $1.6 million outstanding.

The Company has other notes payable of approximately $32,000 and $50,000 outstanding as of April 30, 2014 and October 31, 2013, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three months and six months ended April 30, 2014 totaled approximately $20,412,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2014

and $37,389,000, respectively. Purchases during the three months and six months ended April 30, 2013 totaled approximately $18,776,000 and $38,093,000, respectively. As of April 30, 2014 the amount we owed to related parties was approximately $511,000.

The Company entered into an agreement with Homeland Energy Solutions, LLC in December 2008. Pursuant to the agreement, the companies agreed to share the compensation costs associated with each position covered by the agreement partially in an effort to reduce the costs of administrative overhead. The Company recorded a reduction in expenses related to these shared costs during the three months and six months ended April 30, 2014 of approximately $57,000 and $118,000, respectively and for the same periods of 2013 of $34,000 and $100,000, respectively. On May 16, 2014, the Company terminated the management services agreement with Homeland Energy Solutions, LLC.

5.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers

The Company has entered into marketing agreements with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol, distiller grains and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Sales ethanol, distiller grains & corn oil	$79,658,000	$94,910,000	$156,363,000	$180,620,000
Marketing fees	104,000	150,000	205,000	296,000

As of	April 30, 2014	October 31, 2013
Amount due from marketer	$2,255,000	$4,276,000

6.    RISK MANAGEMENT

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2014 and 2013 and the fair value of derivatives as of April 30, 2014 and October 31, 2013:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2014

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$1,000	$1,000
three months ended April 30, 2014	Cost of Goods Sold	(617,000)	(1,519,000)	(2,136,000)
	Total	$(617,000)	$(1,518,000)	$(2,135,000)

Commodity Contracts for the	Revenue	$(596,000)	$(284,000)	$(880,000)
three months ended April 30, 2013	Cost of Goods Sold	(1,248,000)	(857,000)	(2,105,000)
	Total	$(1,844,000)	$(1,141,000)	$(2,985,000)

Commodity Contracts for the	Revenue	$(2,299,000)	$(1,316,000)	$(3,615,000)
six months ended April 30, 2014	Cost of Goods Sold	(2,655,000)	1,073,000	(1,582,000)
	Total	$(4,954,000)	$(243,000)	$(5,197,000)

Commodity Contracts for the	Revenue	$(462,000)	$(574,000)	$(1,036,000)
six months ended April 30, 2013	Cost of Goods Sold	(393,000)	(828,000)	(1,221,000)
	Total	$(855,000)	$(1,402,000)	$(2,257,000)

	Balance Sheet Classification	April 30, 2014	October 31, 2013
Futures and option contracts through December 2014
In gain position		$5,000	$3,775,000
In loss position		(611,000)	(4,131,000)
Cash held by (due to) broker		2,307,000	1,032,000
	Current Asset	$1,701,000	$676,000

As of April 30, 2014, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $15,534,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Distiller Grains - fixed price	July 2014	$8,498,000
Corn - fixed price	March 2015	14,751,000
Corn - basis contract	October 2014	33,307,000

As of April 30, 2014, the Company has fixed price futures and forward contracts in place for approximately 18% of our anticipated corn needs, 0% of our natural gas needs and 0% of our ethanol sales for the next 12 months with no open positions beyond that period.

7.    FAIR VALUE MEASUREMENTS

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2014

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Derivative financial instruments
April 30, 2014
Assets	$5,000	$—	$5,000	$—
Liabilities	(611,000)	(611,000)	—	—
October 31, 2013
Assets	$3,775,000	$2,414,000	$1,361,000	$—
Liabilities	(4,131,000)	(1,861,000)	(2,270,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	3/31/2014	9/30/2013
Current Assets	$489,837	$241,993
Other Assets	278,098	288,159
Current Liabilities	350,769	164,813
Long-term Debt	40,435	32,597
Members’ Equity	376,730	332,744

	Three Months Ended April 30,		Six Months Ended April 30,
Income Statement	2014	2013	2014	2013
Revenue	$246,580	$225,713	$510,150	$489,447
Gross Profit	57,491	14,535	116,726	21,945
Net Income	53,573	9,743	106,961	12,572

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2014

The following table shows the condensed financial information of Guardian Energy, which represents greater than 10% of the net income for the three months ended April 30, 2014 (in 000's).

Guardian Energy Condensed Financial Information
Balance Sheet	3/31/2014	9/30/2013
Current Assets	$54,851	$42,981
Other Assets	61,300	65,556
Current Liabilities	16,421	18,958
Long-term Debt	20,461	24,080
Members’ Equity	79,269	65,499

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended April 30,		Six Months Ended April 30,
Equity in Net Income	2014	2013	2014	2013
Absolute Energy	$1,144	$219	$2,538	$311
Guardian Energy	2,360	484	4,657	452
Homeland Energy Solutions	1,158	123	2,158	154
Other	198	277	347	283
Total	$4,860	$1,103	$9,700	$1,200

Income from investments for the three months and six months ended April 30, 2014 totaled approximately $4,860,000 and $9,700,000, respectively. Income for the three and six months ended April 30, 2013 totaled approximately $1,103,000 and $1,200,000, respectively.

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

On December 3, 2013, our board of directors declared a distribution of $0.50 per membership unit for members of record as of December 3, 2013. The total amount of the distribution was $9,941,500 which was paid in January 2014. On April 21, 2014, our board of directors declared a distribution of $0.40 per membership unit for members of record as of April 21, 2014. The total amount of the distribution was $7,953,200 which was paid in May 2014.

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

The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. However, rail shipments recently have been slowed by a number or factors. At times during our 2014 fiscal year, we have been required to reduce production or cease production altogether when we have run out of ethanol storage capacity. Further, our ethanol inventory has increased due to the difficulty we have experienced shipping our ethanol which has negatively impacted our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railcars and railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue for some period of time until the rail transportation capacity in the United States increases. While many ethanol producers are impacted by these railroad shipment challenges, ethanol produced abroad may benefit due to higher domestic ethanol prices which could negatively impact demand for domestic supplies of ethanol. Despite the higher domestic prices, we have seen an increase in ethanol exports which has provided support for domestic ethanol prices.

Effective as of May 16, 2014, we terminated the Management Services Agreement with Homeland Energy Solutions, LLC. At the time of the termination, the only management position that was shared between us and Homeland Energy Solutions was the Chief Executive Officer position.

Effective as of May 16, 2014, Walter Wendland submitted his resignation as our President and Chief Executive Officer. Christine Marchand was appointed by our board of directors to serve as the interim Chief Executive Officer. Ms. Marchand currently serves as our Chief Financial Officer.

Results of Operations

Comparison of the Three Months Ended April 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$79,555,311	100.0	$93,880,209	100.0
Cost of Goods Sold	60,966,422	76.6	91,745,943	97.7
Gross Profit	18,588,889	23.4	2,134,266	2.3
Operating Expenses	987,521	1.2	548,657	0.6
Operating Income	17,601,368	22.1	1,585,609	1.7
Other Income	5,176,341	6.5	972,798	1.0
Net Income	$22,777,709	28.6	$2,558,407	2.7

Revenues. Our total revenue was lower for our second quarter of 2014 compared to the same period of 2013, primarily due to decreased ethanol and distiller grains revenue. For our second quarter of 2014, ethanol sales accounted for approximately 83% of our total revenue, distiller grains sales accounted for approximately 15% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue. For our second quarter of 2013, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 21% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 4% higher for our second quarter of 2014 compared to the same period of 2013. Management attributes this increase in ethanol prices with recent ethanol supply constraints due to a shortage of locomotives and railcars and difficulty moving railcars. Increased oil production in North Dakota has increased demand for locamotives and railcars capable of carrying ethanol. This shortage of railcars has made it more difficult to secure railcars to ship our ethanol to the markets that need ethanol. Further, due to the unusually long winter and the severe weather that has been experienced in many parts of the United States, rail shipments have been slowed which has impacted ethanol supplies. Management believes that these supply constraints have led to higher ethanol prices, especially in the spot market, as gasoline blenders seek to meet ethanol demands. While these shipping constraints have eased as the weather improves, management anticipates that they will return in the future as we continue to experience a shortage of rail infrastructure to serve current demand.

In May 2013, Brazil increased the percentage of ethanol that is required to be used in its domestic fuel market which decreased the amount of ethanol that was available for export to the U.S. Recently, proposals in Brazil have been introduced to further increase the amount of ethanol that is required to be used in Brazil. These increases in Brazilian ethanol demand could positively impact ethanol prices in the United States. In November 2013, the EPA released its proposed RVO for corn-based ethanol which decreased the corn based ethanol use requirement from the statutory level of 14.4 billion to 13 billion gallons. While this proposed RVO has not yet been adopted by the EPA, if the ethanol use requirement in the RFS is reduced, it may negatively impact demand for ethanol which may negatively impact prices. Management anticipates that ethanol prices will be lower during our 2014 fiscal year as a result of this potential decrease in ethanol demand along with a decrease in market corn prices which typically results in lower ethanol prices. Management anticipates that operating margins will remain positive during our 2014 fiscal year due to the lower corn prices. However, if ethanol prices continue to decline, especially if corn prices increase, we could experience unfavorable operating margins.

We produced approximately 11% less gallons and sold approximately 13% less gallons of ethanol during our second quarter of 2014, compared to the same period of 2013. Due to the unreliability of the rail transportation system, we were forced to slow down production at times during our second quarter of 2014. Management attributes this discrepancy between the gallons of ethanol we sold and the number of gallons produced with difficulty we experienced shipping our ethanol. We experienced an increase in ethanol inventory during our second quarter of 2014 compared to the same period of 2013 as a result of these logistics difficulties. Management anticipates that we may be forced to continue to slow production at times as a result of these logistics issues which may impact our ethanol production. Management anticipates that these logistics issues will continue through the rest of our 2014 fiscal year and therefore, management anticipates that ethanol production will be less during our 2014 fiscal year compared to our 2013 fiscal year.

During our second quarter of 2014, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $1,000 which increased our revenue. By comparison, we experienced combined realized and unrealized loss on our ethanol derivative instruments of $880,000 during our three months ended April 30, 2013 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 25% less for our second quarter of 2014 compared to the same period of 2013. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 54% less for our second quarter of 2014 compared to the same period of 2013. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2013 harvest. Distiller grains typically trade at a percentage compared to the price of corn. During our 2014 fiscal year, the percentage between the price of distiller grains and corn was larger and in most cases distiller grains were trading at a premium compared to corn. Our distiller grains production was approximately 18% less during our second quarter of 2014 compared to the same period of 2013 due primarily to a decrease in ethanol production and a slight improvement in our conversion rate of corn into ethanol. As we extract more ethanol from a bushel of corn, it results in less total tons of distiller grains produced. Management anticipates that distiller grains production will be lower during the remaining quarters of our 2014 fiscal year compared to our 2013 fiscal year due to lower rates of ethanol production.

We sold approximately 27% less pounds of corn oil during our second quarter of 2014 compared to the same period of 2013. In addition to the decrease in ethanol production, the corn harvested in the fall of 2013 contains less corn oil than last year's corn crop which has impacted the amount of corn oil we can produce per bushel of corn. We also experienced maintenance issues with our corn oil extraction equipment during our second quarter of 2014. Management anticipates that corn oil production will be at a comparable rate per bushel during the remaining quarters of our 2014 fiscal year to our first two fiscal quarters of 2014. The average price per pound we received for our corn oil was approximately 16% less for our second quarter of 2014 compared to the same period of 2013. Management attributes this decline in corn oil prices with increased corn oil supply which has not been met by corresponding increases in corn oil demand. Management anticipates continued lower corn oil prices due to higher corn oil supplies and relatively lower corn oil demand. Particularly, demand for corn oil from the biodiesel industry has not grown as much as many in the industry anticipated which has negatively impacted corn oil prices. A bill was recently introduced which would reinstate a tax incentive relied upon by the biodiesel industry which may increase demand for corn oil. However, the new legislation may not be adopted.

Cost of Goods Sold. Our cost of goods sold was lower for our second quarter of 2014 compared to the same period of 2013 due primarily to lower corn costs offset by higher natural gas costs. Our average cost per bushel of corn was approximately 34% lower during our second quarter of 2014 compared to the same period of 2013. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. The amount of corn harvested in the fall of 2013 was higher than in recent years. Management anticipates that corn prices will continue to be lower during our 2014 fiscal year compared to our 2013 fiscal year due to increased corn availability and potentially lower corn demand due to the proposed decrease in the ethanol use requirements of the RFS. Despite the fact that local corn production was adversely affected by extreme wet weather in the spring of 2013 causing many local acres to not get planted, management anticipates that corn prices will be lower during our 2014 fiscal year compared to our 2013 fiscal year due to increased corn availability nationally.  Management anticipates that the local corn basis will be stronger than historical basis levels compared to other areas of the country due to the lack of local production in the area.  With the large national crop, corn demand estimates for our 2014 fiscal year are much higher than our 2013 fiscal year which could also support corn basis levels and could make corn somewhat difficult to originate for plant operations.

We consumed approximately 12% less corn during our second quarter of 2014 compared to the same period of 2013 due to decreased production at the ethanol plant. By contrast, we were able to improve our corn conversion rate slightly during our second quarter of 2014 compared to the same period of 2013 which allowed us to produce slightly more of our products per bushel of corn. Management anticipates consistent corn consumption during the rest of our 2014 fiscal year compared to our 2013 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity and the turnover of railcars is adequate.

Our natural gas costs increased by approximately 105% during our second quarter of 2014 compared to the same period of 2013. The average price we paid per MMBtu of natural gas was approximately 133% greater during our second quarter of 2014 compared to the same period of 2013. Management attributes this increase in natural gas prices with higher commodity prices. In addition, natural gas prices increased significantly during the winter months when the Canadian natural gas industry had an explosion and the colder than normal temperatures during the winter months which led to significant volatility during our second quarter of 2014. Management anticipates that natural gas will return to a more historic price range during the remaining quarters of our 2014 fiscal year as compared to 2013 as long as the summer is not unseasonably warm. Our natural gas consumption during our second quarter of 2014 was approximately 12% lower compared to the same period of 2013. Management attributes this decrease in our natural gas consumption with decreased production and improved production efficiency at the plant.

We experienced approximately $2,136,000 of combined realized and unrealized losses for our second quarter of 2014 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $2,105,000 of combined realized and unrealized losses for the same period of 2013 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our second quarter of 2014 compared to the same period of 2013 primary due to increases in the accrued bonuses and dues and subscriptions. Management anticipates that our operating expenses will be higher during the remaining quarters of our 2014 fiscal year compared to our 2013 fiscal year due to an increase in administrative wages for bonuses.

Other Income (Expense). Other income was greater for our second quarter of 2014 compared to the same period of 2013 due to an increase in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced favorable operating margins during our second quarter of 2014. We had less interest expense during our second quarter of 2014 compared to the same period of 2013 due to less outstanding borrowing on our revolving loan.

Comparison of the Six Months Ended April 30, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$152,542,836	100.0	$179,288,371	100.0
Cost of Goods Sold	119,560,254	78.4	178,119,660	99.3
Gross Profit	32,982,582	21.6	1,168,711	0.7
Operating Expenses	1,772,263	1.2	1,320,040	0.7
Operating Income (Loss)	31,210,319	20.5	(151,329)	(0.1)
Other Income	10,042,423	6.6	945,979	0.5
Net Income	$41,252,742	27.0	$794,650	0.4

Revenues. Our total revenue was lower for our six months ended April 30, 2014 compared to the same period of 2013, primarily due to decreased ethanol and distiller grains revenue. For our six months ended April 30, 2014, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue. For our six months ended April 30, 2013, ethanol sales accounted for approximately 74% of our total revenue, distiller grains sales accounted for approximately 23% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately the same for our six months ended April 30, 2014 compared to the same period of 2013. Ethanol prices saw little change during the six months periods despite the fact that the industry was producing more gallons during the first six months of 2014 as compared to the same period of 2013. Management thinks that prices did not fall during 2014 with the increases in supply because of the poor rail performance and an increase in ethanol exports.

We produced approximately 4% less gallons of ethanol during the six months ended April 30, 2014, compared to the same period of 2013. We sold approximately 6% less gallons of ethanol in the six months ended April 30, 2014, compared to the same period of 2013. Management attributes this discrepancy between the gallons of ethanol we sold and the number of gallons produced with difficulty we experienced shipping our ethanol. We experienced an increase in ethanol inventory during our six months ended April 30, 2014 compared to the same period of 2013 as a result of these logistics difficulties.

During our six months ended April 30, 2014, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $3,615,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized loss on our ethanol derivative instruments of approximately $1,036,000 during our six months ended April 30, 2013 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 27% less for our six months ended April 30, 2014 compared to the same period of 2013. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 42% less for our six months ended April 30, 2014 compared to the same period of 2013. Management attributes these price decreases with lower corn prices and higher corn supplies after the 2013 harvest. Distillers grains typically trade at a discount compared to the price of corn. During our 2014 fiscal year, the price of distiller grains has actually traded at a premium to corn. Our distiller grains production was approximately 12% less during our six months ended

April 30, 2014 compared to the same period of 2013 due to the reduction in ethanol production as a result of the logistic issues we experienced during our 2014 fiscal year.

We sold approximately 15% less pounds of corn oil during our six months ended April 30, 2014 compared to the same period of 2013. In addition to the the logistic difficulties which have caused us to reduce production, the corn harvested in the fall of 2013 contains less corn oil than last year's corn crop which has impacted the amount of corn oil we can produce per bushel of corn. The average price per pound we received for our corn oil was approximately 10% less for our six months ended April 30, 2014 compared to the same period of 2013. Management attributes this decline in corn oil prices with increased corn oil supply which has not been met by corresponding increases in corn oil demand.

Cost of Goods Sold. Our cost of goods sold was lower for our six months ended April 30, 2014 compared to the same period of 2013 due primarily to lower corn costs offset by higher natural gas costs. Our average cost per bushel of corn was approximately 37% lower during our six months ended April 30, 2014 compared to the same period of 2013. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. The amount of corn harvested in the fall of 2013 was higher than in recent years. Management anticipates that corn prices will continue to be lower during our 2014 fiscal year compared to our 2013 fiscal year due to increased corn availability nationwide and potentially lower corn demand due to the proposed decrease in the ethanol use requirements of the RFS.

We consumed approximately 4% less corn during our six months ended April 30, 2014 compared to the same period of 2013 due to decreased production at the ethanol plant. Management anticipates consistent corn consumption during the rest of our 2014 fiscal year compared to our 2013 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity and the turnover of railcars is adequate.

Our natural gas costs increased by approximately 67% during our six months ended April 30, 2014 compared to the same period of 2013. The average price we paid per MMBtu of natural gas was approximately 76% greater during our six months ended April 30, 2014 compared to the same period of 2013. Our natural gas consumption during our second quarter of 2014 was approximately 5% lower compared to our six months ended April 30, 2013. Management attributes this decrease in our natural gas consumption with decreased production.

We experienced approximately $1,582,000 of combined realized and unrealized loss for our six months ended April 30, 2014 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $1,221,000 of combined realized and unrealized loss for our six months ended April 30, 2013 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our six months ended April 30, 2014 compared to the same period of 2013 primarily due to an increase in dues and subscriptions and accrual of employee bonuses. Management anticipates that our operating expenses will be slightly higher during the remaining quarters of our 2014 fiscal year compared to our 2013 fiscal year.

Other Income (Expense). Other income was greater for our six months ended April 30, 2014 compared to the same period of 2013 due to an increase in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced favorable operating margins during the six months ended April 30, 2014. We had less interest expense during our six months ended April 30, 2014 compared to the same period of 2013 due to less outstanding borrowing on our revolving loan.

Changes in Financial Condition for the Six Months Ended April 30, 2014 and 2013

Current Assets. We had a significant increase of cash and equivalents at April 30, 2014 compared to outstanding checks in excess of bank balance on October 31, 2013. This increase in our cash position is due to increased profitability during the year and cash we received from our investments. The decrease in our accounts receivable and increase in inventory at April 30, 2014 compared to October 31, 2013 was due to us not being able to load and ship railcars due to disruptions in service from the railroad.

Property and Equipment. The net value of our property and equipment was lower at April 30, 2014 compared to October 31, 2013 due to depreciation. We had approximately $1.2 million in construction in progress at April 30, 2014 related to various capital projects we were conducting during our 2014 fiscal year.

Other Assets. Our other assets were higher at April 30, 2014 compared to October 31, 2013 due mainly to an increase in the value of our various investments caused by earnings recorded in excess of distributions received for the six months ended April 30, 2014.

Current Liabilities. For the period ended October 31, 2013, our outstanding checks in excess of our bank balance are checks that we have issued which have not yet been presented for payment to our bank. When these checks are presented for payment, they are paid from our revolving loan provided we do not have available cash. Our accounts payable balance was higher at April 30, 2014 compared to October 31, 2013 due mainly to a higher amount of corn payable as of April 30, 2014 than as of October 31, 2014.

Long-term Liabilities. Our long-term debt was lower at April 30, 2014 compared to October 31, 2013 due to loan repayments we made during our six months ended April 30, 2014. We had lower deferred revenue at April 30, 2014 compared to October 31, 2013 due to the continuing amortization of our county economic development grant revenue and reclassification of deferred revenue into fixed assets.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of April 30, 2014, we had approximately $30.0 million available pursuant to our revolving term loan.

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

We are in the process of evaluating our options for investing our excess cash in short-term liquid investments which allow us to access the cash when we need it and preserve our capital while limiting our loss exposure. Only a portion of our cash balances are federally insured when they are deposited with our lender. As a result, we are evaluating our options for decreasing the risk we face because we are concentrating our cash balances with one financial institution.

The following table shows our cash flows for the six months ended April 30, 2014 and 2013:

	Six Months Ended April 30,
	2014	2013
Net cash provided by (used in) operating activities	$39,162,410	$(3,209,457)
Net cash (used in) investing activities	(1,299,275)	(2,648,750)
Net cash (used in) provided by financing activities	(11,857,248)	5,858,207

Cash Flow From Operations

Our cash flows from operations for the six months ended April 30, 2014 were higher compared to the same period of 2013 due primarily to higher net income during the 2014 period. Due to improved operating margins, we generated more cash from our operations compared to the same period of 2013.

Cash Flow From Investing Activities

We used less cash for investing activities during our six months ended April 30, 2014 compared to the same period of 2013 primarily due to fewer capital expenditure projects during our 2014 fiscal year. During our six months ended April 30, 2013, we used cash primarily for our grain handling upgrade and expansion projects.

Cash Flow From Financing Activities.

During our six months ended April 30, 2014, we primarily used cash for financing activities related to a distribution we paid to members and payments on our long-term debt. During our six months ended April 30, 2013, we used significantly more cash for redemption of membership units offset by proceeds from our long-term debt.

Short-Term and Long-Term Debt Sources

We have a credit facility with Farm Credit with an initial availability of $35 million, which currently has a availability of $30.0 million. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. We increased the amount available to us pursuant to our Farm Credit loans during our 2013 fiscal year in order to complete a repurchase of membership units in exchange for $17 million that closed in December 2012.

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of April 30, 2014, we had $0 outstanding on this loan with an accrued interest rate of 3.31% per year. As of April 30, 2014, we had approximately $30.0 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2014, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of April 30, 2014. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2014, we had price protection in place for approximately 18% of our anticipated corn needs, none of our natural gas needs and none of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,335,000	MMBTU	10%	$1,596,000
Ethanol	114,666,500	Gallons	10%	29,228,000
Corn	32,846,000	Bushels	10%	16,381,000

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

Our management, including our interim President and Chief Executive Officer (the principal executive officer) and our Chief Financial Officer, (the principal financial officer), Christine Marchand, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. Based on this review and evaluation, this officer believes that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended April 30, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2014 and October 31, 2013, (ii) Statements of Operations for the three and six months ended April 30, 2014 and 2013, (iii) Statements of Cash Flows for the six months ended April 30, 2014 and 2013, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 16, 2014	/s/ Christine Marchand
Christine Marchand
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	June 16, 2014	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)