Form 10-Q
period 2014-07-31
GOLDEN GRAIN ENERGY
filed 2014-09-12
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 12, 2014, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2014	October 31, 2013
	(Unaudited)
Current Assets
Cash and equivalents	$25,651,774	$—
Marketable securities	13,723,140	—
Accounts receivable	7,577,814	4,297,920
Other receivables	725,537	596,166
Derivative instruments	1,356,344	675,631
Inventory	7,228,875	6,974,314
Prepaid expenses and other	1,438,789	1,507,370
Total current assets	57,702,273	14,051,401

Property and Equipment
Land and land improvements	11,666,479	11,666,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,519,305	13,457,627
Office equipment	197,308	320,345
Plant and process equipment	80,382,597	79,854,167
Construction in progress	1,908,831	1,270,164
	133,436,272	132,330,534
Less accumulated depreciation	72,903,607	66,216,333
Net property and equipment	60,532,665	66,114,201

Other Assets
Investments	32,943,072	28,059,657
Other assets	865,835	1,272,490
Total other assets	33,808,907	29,332,147

Total Assets	$152,043,845	$109,497,749

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2014	October 31, 2013
	(Unaudited)
Current Liabilities
Outstanding checks in excess of bank balance	$—	$563,531
Current portion long-term debt	22,723	37,314
Accounts payable	6,524,561	6,138,295
Accrued expenses	1,479,787	1,140,979
Deferred revenue	260,149	443,407
Total current liabilities	8,287,220	8,323,526

Long-term Liabilities
Deferred compensation	103,047	190,762
Long-term debt, net of current maturities	—	1,583,889
Deferred revenue, net of current portion	481,056	1,510,848
Total long-term liabilities	584,103	3,285,499

Commitments and Contingencies

Members' Equity (19,883,000 units issued and outstanding)	143,172,522	97,888,724

Total Liabilities and Members’ Equity	$152,043,845	$109,497,749

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Revenues	$70,787,145	$84,597,520	$223,329,981	$263,885,891

Cost of Goods Sold	51,794,354	79,070,055	171,354,608	257,189,715

Gross Profit	18,992,791	5,527,465	51,975,373	6,696,176

Operating Expenses	1,025,631	568,952	2,797,894	1,888,992

Operating Income	17,967,160	4,958,513	49,177,479	4,807,184

Other Income (Expense)
Other income	80,665	—	532,942	39,735
Interest (expense)	(45,828)	(172,613)	(155,814)	(466,235)
Equity in net income of investments	3,923,759	2,196,273	13,623,891	3,396,139
Total Other Income	3,958,596	2,023,660	14,001,019	2,969,639

Net Income	$21,925,756	$6,982,173	$63,178,498	$7,776,823

Basic & diluted net income per unit	$1.10	$0.35	$3.18	$0.37
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,883,000	19,883,000	19,883,000	20,900,111
Distributions Per Unit	$—	$—	$0.90	$—

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2014	July 31, 2013
Cash Flows from Operating Activities
Net income	$63,178,498	$7,776,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,237,273	7,176,590
Unrealized (gain) on risk management & investing activities	(653,853)	(695,103)
Amortization of deferred revenue	(313,050)	(409,833)
Change in accretion of interest on grant receivable	(17,159)	19,380
Earnings in excess of distributions from investments	(4,553,415)	(2,787,759)
Deferred compensation expense	38,299	15,388
Change in assets and liabilities
Accounts receivable	(3,279,894)	4,335,967
Inventory	(254,561)	(4,574,928)
Prepaid expenses and other	(119,278)	28,600
Accounts payable	(63,734)	231,806
Accrued expenses	212,794	(24,591)
Deferred compensation payable	—	(67,891)
Net cash provided by operating activities	61,411,920	11,024,449

Cash Flows from Investing Activities
Capital expenditures	(2,097,121)	(3,473,593)
Proceeds from sale of equipment	—	—
Purchase of marketable securities	(13,750,000)	—
Purchase of investments	(330,000)	—
Net cash (used in) investing activities	(16,177,121)	(3,473,593)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	(563,531)	29,190
Proceeds from long-term debt	—	17,000,000
Payments for long-term debt	(1,598,480)	(8,060,926)
Payments for debt issuance costs	—	(22,500)
Redemption of membership units	—	(17,000,000)
Distributions to members	(17,894,700)	—
Payment received on deferred contract	—	251,328
Payments received on grant receivable	473,686	252,052
Net cash (used in) financing activities	(19,583,025)	(7,550,856)

Net Increase in Cash and Equivalents	25,651,774	—

Cash and Equivalents – Beginning of Period	—	—

Cash and Equivalents – End of Period	$25,651,774	$—

Supplemental Cash Flow Information
Cash paid for interest	$169,896	$433,124

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in process	$—	$109,100
Deferred revenue reclassified as a reduction in fixed assets	450,000	—
Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2014

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

Cash and Equivalents
The Company's cash balances are maintained in bank depositories and periodically exceed federally insured limits during the period. The Company has not experienced any losses in connection with these balances. Also included in cash and equivalents are highly liquid investments that are readily convertible into known amounts of cash which are subject to an insignificant risk of change in value due to interest rate, quoted price or penalty on withdrawal and have a maturity of three months or less.
Marketable Securities
Investments in traded securities which typically have a maturity of more than three months or inherently have more than an insignificant risk of change in value due to interest rate, quoted price or penalty of withdrawal are classified as marketable securities. Marketable securities consist held-to-maturity securitites, which are measured at cost, and trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).
At July 31, 2014, marketable securities consisted of mutual funds with an approximate cost and fair market value of $11,000,000 and $10,976,000, respectively. For the three and nine months ended July 31, 2014 the Company recorded a net unrealized loss of approximately $24,000 from these investments as part of other income (expense). The Company also held certificates of deposit with an approximate value of $2,747,000 as of July 31, 2014, all with maturities of less than one year. There were no marketable securities as of October 31, 2013.
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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2014

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the quarter ended July 31, 2014 for all investments is based on the investee's results for the three and nine month periods ended June 30, 2014.

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

Property & Equipment
Property and equipment are stated at historical cost. Significant additions and betterments are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. The Company uses the straight-line method of computing depreciation over the estimated useful lives between 3 and 40 years.

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

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. The Company occasionally also enters into derivative contracts to hedge its exposure to price risk as it relates to ethanol sales. As part of its risk management process, the Company uses futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage its risk related to pricing of inventories. All of the Company's derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2014

Deferred Compensation
The Company has a deferred compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds has a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment with the Company. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of July 31, 2014. Fair value is determined by recent trading activity of the Company's membership units.

Net income per unit
Basic and diluted earnings per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Fair Value
Financial instruments include cash and equivalents, certificates of deposit, marketable securities, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and nine months ended July 31, 2014, ethanol sales accounted for approximately 81% and 81% of total revenue, respectively, distiller grains sales accounted for approximately 17% and 17% of total revenue, respectively, and corn oil sales accounted for approximately 2% of total revenue while corn costs averaged approximately 75% and 76% of cost of goods sold, respectively.

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

2.    INVENTORY

Inventory consisted of the following as of July 31, 2014 and October 31, 2013:

	July 31, 2014	October 31, 2013
Raw Materials	$4,432,201	$4,341,444
Work in Process	1,529,949	1,550,697
Finished Goods	1,266,725	1,082,173
Totals	$7,228,875	$6,974,314

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $30,000,000 and $5,000,000 which mature on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.31% as of July 31, 2014). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2014

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of July 31, 2014, the Company had no outstanding borrowings and $30 million additional available to borrow under the credit agreement. As of October 31, 2013, the Company had approximately $1.6 million outstanding.

The Company has other notes payable of approximately $23,000 and $50,000 outstanding as of July 31, 2014 and October 31, 2013, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the three months and nine months ended July 31, 2014 totaled approximately $14,443,000 and $51,832,000, respectively. Purchases during the three months and nine months ended July 31, 2013 totaled approximately $11,916,000 and $50,009,000, respectively. As of July 31, 2014 the amount we owed to related parties was approximately $437,000.

Previously, the Company had a management services agreement with Homeland Energy Solutions, LLC to share the compensation costs associated with each management position covered under the agreement partially in an effort to reduce the costs of administrative overhead. This agreement was terminated on May 16, 2014. The Company recorded a reduction in expenses related to these shared costs during the three months and nine months ended July 31, 2014 of approximately none and $118,000, respectively and for the same periods of 2013 of $34,000 and $135,000, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Sales ethanol, distiller grains & corn oil	$71,437,000	$85,595,000	$227,800,000	$266,215,000
Marketing fees	105,000	148,000	310,000	444,000

As of	July 31, 2014	October 31, 2013
Amount due from marketer	$7,577,000	$4,276,000

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2014

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the periods ended July 31, 2014 and 2013 and the fair value of derivatives as of July 31, 2014 and October 31, 2013:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(474,000)	$(70,000)	$(544,000)
three months ended July 31, 2014	Cost of Goods Sold	2,367,000	3,516,000	5,883,000
	Total	$1,893,000	$3,446,000	$5,339,000

Commodity Contracts for the	Revenue	$(2,658,000)	$1,809,000	$(849,000)
three months ended July 31, 2013	Cost of Goods Sold	(500,000)	951,000	451,000
	Total	$(3,158,000)	$2,760,000	$(398,000)

Commodity Contracts for the	Revenue	$(2,774,000)	$(1,386,000)	$(4,160,000)
nine months ended July 31, 2014	Cost of Goods Sold	(288,000)	4,589,000	4,301,000
	Total	$(3,062,000)	$3,203,000	$141,000

Commodity Contracts for the	Revenue	$(3,120,000)	$1,235,000	$(1,885,000)
nine months ended July 31, 2013	Cost of Goods Sold	(893,000)	123,000	(770,000)
	Total	$(4,013,000)	$1,358,000	$(2,655,000)

	Balance Sheet Classification	July 31, 2014	October 31, 2013
Futures and option contracts through December 2014
In gain position		$3,759,000	$3,775,000
In loss position		(919,000)	(4,131,000)
Cash held by (due to) broker		(1,484,000)	1,032,000
	Current Asset	$1,356,000	$676,000

As of July 31, 2014, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $14,044,000 of the purchase commitments were with related parties.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2014

	Commitments Through	Amount
Sale commitments
Distiller Grains - fixed price	December 2014	$7,701,000

Purchase commitments
Corn - fixed price	July 2015	$9,515,000
Corn - basis contract	July 2015	26,320,000
Natural gas - fixed price	March 2015	2,688,000

As of July 31, 2014, the Company has fixed price futures and forward contracts in place for approximately 19% of our anticipated corn needs, 18% of our natural gas needs and 1% of our ethanol sales for the next 12 months with no open positions beyond that period.

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

Marketable Securities: The Company's short-term investments are classified within Level 1 and comprise of short-term liquid investments (e.g. mutual funds), classified as trading securities, which are carried at fair value based on the quoted market prices.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2014

	Total	Level 1	Level 2	Level 3
Marketable securities, July 31, 2014
Assets	$10,976,000	$10,976,000	$—	$—
Derivative financial instruments
July 31, 2014
Assets	$3,759,000	$3,754,000	$5,000	$—
Liabilities	(919,000)	(845,000)	(74,000)	—
October 31, 2013
Assets	$3,775,000	$2,414,000	$1,361,000	$—
Liabilities	(4,131,000)	(1,861,000)	(2,270,000)	—
8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	6/30/2014	9/30/2013
Current Assets	$352,605	$241,993
Other Assets	272,526	288,159
Current Liabilities	215,175	164,813
Long-term Debt	18,863	32,597
Members’ Equity	391,093	332,744

	Three Months Ended July 31,		Nine Months Ended July 31,
Income Statement	2014	2013	2014	2013
Revenue	$236,440	$309,205	$746,589	$798,652
Gross Profit	53,352	28,311	170,079	50,526
Net Income	48,753	26,827	155,714	39,398

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July 31,
Equity in Net Income	2014	2013	2014	2013
Absolute Energy	$1,304	$480	$3,843	$791
Guardian Energy	802	1,163	5,458	1,615
Homeland Energy Solutions	1,735	444	3,894	599
Other	83	108	429	391
Total	$3,924	$2,196	$13,624	$3,396

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

•	Changes in the availability and price of corn and natural gas;

•	The effect a reduction or elimination of the Federal Renewable Fuels Standard would have on the market for our ethanol;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

•	The ability of the railroad system and infrastructure to be able to meet the demands of their customers;

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

The RFS for 2013 was approximately 16.55 billion gallons, of which corn based ethanol could be used to satisfy approximately 13.8 billion gallons. The statutory volume requirement of the RFS for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations (RVO) that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 RVO below the 2013 level of 13.8 billion gallons. The EPA proposal was subject to a 60-day public comment period which expired on January 28, 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met and therefore any complete or partial waiver of the RFS would be illegal. The EPA is also seeking comment on several petitions it has received for partial waiver of the statutory volumes for 2014. If the EPA's proposal becomes a final rule significantly reducing the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 RVO which can be satisfied by corn based ethanol by approximately 1.8 billion gallons.

The ethanol industry continues to experience difficulty moving its finished products by rail. We have been impacted by these rail shipping delays which at times have required us to slow or cease production when our ethanol storage tanks are full. The shipping delays were the most severe during our second quarter of 2014 but we have continued to be impacted by shipping delays during our third quarter of 2014. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews and bottlenecks on the railroads due to a lack of additional track where it is needed, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower railcar shipments will continue for some period of time until the rail transportation capacity in the United States is expanded. While many ethanol producers are impacted by these railroad shipment challenges, ethanol produced abroad may benefit due to higher domestic ethanol prices which could negatively impact demand for domestic supplies of ethanol. Despite the higher domestic prices, we have seen an increase in ethanol exports which has provided support for domestic ethanol prices.

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

During our third quarter of 2014, we established an investment account with Vanguard. We deposited nearly $11 million in this account during our third quarter of 2014. These funds are invested in short-term liquid investments which are intended to allow us to access the cash when we need it and preserve our capital while limiting our loss exposure. In addition, we purchased $5 million worth of certificates of deposit with Wells Fargo.

Results of Operations

Comparison of the Three Months Ended July 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$70,787,145	100.0	$84,597,520	100.0
Cost of Goods Sold	51,794,354	73.2	79,070,055	93.5
Gross Profit	18,992,791	26.8	5,527,465	6.5
Operating Expenses	1,025,631	1.4	568,952	0.7
Operating Income	17,967,160	25.4	4,958,513	5.9
Other Income	3,958,596	5.6	2,023,660	2.4
Net Income	$21,925,756	31.0	$6,982,173	8.3

Revenues. Our total revenue was lower for our third quarter of 2014 compared to the same period of 2013 due to decreased sales of our products along with lower average prices that we received for our products. However, we continue to experience very favorable operating margins due to a larger decrease in our cost of goods sold for our third quarter of 2014 compared to the same period of 2013. For our third quarter of 2014, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue. For our third quarter of 2013, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 14% lower for our third quarter of 2014 compared to the same period of 2013. Management attributes this decrease in the average price we received for our ethanol with lower corn prices which typically impacts ethanol prices. We continue to see rail shipping delays which management believes continues to support ethanol prices. These shipping delays may continue into the future which could continue to result in ethanol supply disruptions and higher ethanol prices. Management anticipates that the railroads will continue to work to improve shipping times, however, it may take some time for the railroads to increase capacity. Management anticipates that the rail shipping delays will increase during the winter months due to anticipated poor weather which has an impact on rail shipping and loading times.

Recently, exports have increased which have reduced ethanol stocks and has been favorable for ethanol prices. Ethanol exports may be important going forward in the event the EPA elects to reduce the RVO for corn-based ethanol which was previously proposed by the EPA. Management anticipates that ethanol prices will continue to be impacted by the uncertainty which is created by the unsettled RVO for 2014, however, management anticipates continued strong operating margins due to lower corn prices and ethanol supply which is in line with ethanol demand. However, if ethanol prices continue to decline significantly, especially if corn prices increase, we could experience unfavorable operating margins.

We produced approximately 6% less gallons of ethanol during our third quarter of 2014 compared to the same period of 2013 due to continued slowing of our operations related to logistics issues and our maintenance shutdown taking place during our third quarter of 2014 compared to our fourth quarter of 2013. Due to the timing of our rail shipments, we actually sold approximately 2% more gallons of ethanol during our third quarter of 2014 compared to the same period of 2013 which increased our revenue. We expect to continue to face rail shipping delays which may require us to reduce production at the plant and could require us to shutdown altogether if we run out of ethanol storage capacity.

During our third quarter of 2014, we experienced combined realized and unrealized loss on our ethanol derivatives of approximately $544,000 which decreased our revenue. By comparison, we also experienced combined realized and unrealized loss on our ethanol derivative instruments of $849,000 during our three months ended July 31, 2013 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 12% less for our third quarter of 2014 compared to the same period of 2013. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 17% less for our third quarter of 2014 compared to the same period of 2013. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2013 harvest. In addition, China's virtual ban on distiller grains imports from the United States has reduced exports of distiller grains which has impacted distiller grains prices. Management believes that China is seeking to protect its domestic corn producers in addition to their stated concerns regarding the unapproved corn trait being marketing in the United States. As a result, it is difficult to know when China might restart distiller grains imports. This uncertainty has continued to negatively impact distiller grains prices. After quarters where distiller grains were trading at a premium to a comparable volume of corn, market distiller grains are now trading at a discount to corn. Our distiller grains prices were supported by certain forward distiller grains sales we had in place which positively impacted our average distiller grains prices during the 2014 period. Management anticipates that distiller grains will continue to trade at a discount to corn for the foreseeable future.

Our distiller grains production was approximately 16% less during our third quarter of 2014 compared to the same period of 2013 due primarily to a decrease in ethanol production and our maintenance shutdown taking place in the third quarter of 2014 compared to the fourth quarter of 2013. In addition, we experienced a slight improvement in our conversion rate of corn into ethanol. As we extract more ethanol from a bushel of corn, it results in less total tons of distiller grains produced. Management anticipates continued lower ethanol production due to rail logistics issues which may result in lower distiller grains production during our final quarter of 2014 and into our 2015 fiscal year.

We sold approximately 29% less pounds of corn oil during our third quarter of 2014 compared to the same period of 2013. This reduction in corn oil sales resulted from decreased production due to the maintenance shutdown occurring during the third quarter of 2014. In addition to the decrease in ethanol production during our third quarter of 2014 compared to the same period of 2013, the corn harvested in the fall of 2013 contains less corn oil than last year's corn crop which has impacted the amount of corn oil we can produce per bushel of corn. Management anticipates that corn oil production will be at a comparable rate per bushel during the remaining quarters of our 2014 fiscal year to our first three fiscal quarters of 2014. The average price per pound we received for our corn oil was approximately 7% less for our third quarter of 2014 compared to the same period of 2013. Management attributes this decline in corn oil prices with increased corn oil supply in the market which has not been met by corresponding increases in corn oil demand. In addition, corn oil substitutes for biodiesel production such as soybean oil have been priced lower recently which has negatively impacted corn oil prices. Corn oil demand from the biodiesel industry has been slower due to lower biodiesel demand which may continue for the remaining quarter of our 2014 fiscal year and beyond. A bill was recently introduced which would reinstate a tax incentive relied upon by the biodiesel industry which may increase demand for corn oil. However, the new legislation may not be adopted.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our third quarter of 2014 compared to the same period of 2013 due primarily to lower corn costs partially offset by higher natural gas costs. Our average cost per bushel of corn was approximately 33% lower during our third quarter of 2014 compared to the same period of 2013. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. Management believes there is a significant amount of corn still available in the market and that with harvest starting soon, corn prices will remain lower. Current assessments of the 2014 corn crop are favorable, with the most recent crop ratings being the most favorable in the last five years, which may lead to continued lower corn prices. Corn demand has been impacted by the anticipated reduction in the RFS which has been proposed by the EPA. It looks as though any announcement regarding the RFS will not be made until after the fall harvest has started which may result in further corn price adjustments. Management anticipates continued lower corn prices during our 2015 fiscal year. If China continues to avoid corn and distiller grains imports from the United States, corn prices may be reduced further.

We consumed approximately 10% less corn during our third quarter of 2014 compared to the same period of 2013 due to decreased production at the ethanol plant. In addition, we were able to improve our corn conversion rate during our third quarter of 2014 compared to the same period of 2013 which allowed us to produce more of our products per bushel of corn. Management anticipates consistent corn consumption during the rest of our 2014 fiscal year and into our 2015 fiscal year provided we continue to experience profitable operating margins with slower rail transportation. If rail shipping times normalize and we are able to increase production, we may experience increased corn consumption.

Our natural gas costs increased by approximately 1% during our third quarter of 2014 compared to the same period of 2013. The average price we paid per MMBtu of natural gas was approximately 15% greater during our third quarter of 2014 compared to the same period of 2013. Management attributes this increase in natural gas prices with higher commodity prices and decreased natural gas supply which resulted from last winter which depleted natural gas reserves. Management anticipates that natural gas prices will continue to trade in a range which has been typical of previous years, however, if we experience another long and cold winter it may result in higher natural gas delivery charges which can significantly increase our natural gas costs to the plant. These delivery charges significantly increased our natural gas costs during our second quarter of 2014 and may return again. Our natural gas consumption during our third quarter of 2014 was approximately 12% lower compared to the same period of 2013. Management attributes this decrease in our natural gas consumption with decreased production.

We experienced approximately $5,883,000 of combined realized and unrealized gains for our third quarter of 2014 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $451,000 of combined realized and unrealized gains for the same period of 2013 related to our corn and natural gas derivative instruments which also decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were significantly higher during our third quarter of 2014 compared to the same period of 2013 primary due to increases in our accrued bonuses, dues and subscriptions, and an increase in our property taxes. Management anticipates that our operating expenses will be higher during the remaining quarters of our 2014 fiscal year compared to our 2013 fiscal year due to an increase in administrative wages for bonuses and an increase in our property tax accrual.

Other Income (Expense). Other income was greater for our third quarter of 2014 compared to the same period of 2013 due to an increase in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced favorable operating margins during our third quarter of 2014. We had less interest expense during our third quarter of 2014 compared to the same period of 2013 due to less outstanding borrowing on our revolving loan. We had more other income during our third quarter of 2014 compared to the same period of 2013 due to dividends from certain cost method investments.

Comparison of the Nine Months Ended July 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$223,329,981	100.0	$263,885,891	100.0
Cost of Goods Sold	171,354,608	76.7	257,189,715	97.5
Gross Profit	51,975,373	23.3	6,696,176	2.5
Operating Expenses	2,797,894	1.3	1,888,992	0.7
Operating Income	49,177,479	22.0	4,807,184	1.8
Other Income	14,001,019	6.3	2,969,639	1.1
Net Income	$63,178,498	28.3	$7,776,823	2.9

Revenues. Our total revenue was lower for our nine months ended July 31, 2014 compared to the same period of 2013, primarily due to decreased ethanol and distiller grains revenue. For our nine months ended July 31, 2014, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue. For our nine months ended July 31, 2013, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 21% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 5% less for our nine months ended July 31, 2014 compared to the same period of 2013 due to lower market ethanol prices. We sold approximately 4% less gallons of ethanol in the nine months ended July 31, 2014, compared to the same period of 2013 due to logistics issues which required us to reduce our ethanol production.

During our nine months ended July 31, 2014, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $4,160,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized loss on our ethanol derivative instruments of approximately $1,885,000 during our nine months ended July 31, 2013 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 22% less for our nine months ended July 31, 2014 compared to the same period of 2013. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 35% less for our nine months ended July 31, 2014 compared to the same period of 2013. Management attributes these price decreases with lower corn prices and higher corn supplies after the 2013 harvest. Our distiller grains production was approximately 13% less during our nine months ended July 31, 2014 compared to the same period of 2013 due to the reduction in ethanol production we experienced during our 2014 fiscal year.

We sold approximately 20% less pounds of corn oil during our nine months ended July 31, 2014 compared to the same period of 2013. In addition to the the logistic difficulties which have caused us to reduce production, the corn harvested in the fall of 2013 contains less corn oil than last year's corn crop which has impacted the amount of corn oil we can produce per bushel of corn. The average price per pound we received for our corn oil was approximately 9% less for our nine months ended July 31, 2014 compared to the same period of 2013. Management attributes this decline in corn oil prices with increased corn oil supply which has not been met by corresponding increases in corn oil demand.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our nine months ended July 31, 2014 compared to the same period of 2013 due primarily to lower corn costs partially offset by higher natural gas costs. Our average cost per bushel of corn was approximately 36% lower during our nine months ended July 31, 2014 compared to the same period of 2013. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. The amount of corn harvested in the fall of 2013 was higher than in recent years which has significantly increased the supply of corn in the market and resulted in lower corn prices. We consumed approximately 6% less corn during our nine months ended July 31, 2014 compared to the same period of 2013 due to decreased production at the ethanol plant.

Our natural gas costs increased by approximately 47% during our nine months ended July 31, 2014 compared to the same period of 2013. The average price we paid per MMBtu of natural gas was approximately 58% greater during our nine months ended July 31, 2014 compared to the same period of 2013. Our natural gas consumption during our third quarter of 2014 was approximately 7% lower compared to our nine months ended July 31, 2013. Management attributes this decrease in our natural gas consumption with decreased production.

We experienced approximately $4,301,000 of combined realized and unrealized gain for our nine months ended July 31, 2014 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $770,000 of combined realized and unrealized loss for our nine months ended July 31, 2013 related to our corn and natural gas derivative instruments which increased our cost of goods sold.

Operating Expenses. Our operating expenses were higher during our nine months ended July 31, 2014 compared to the same period of 2013 primarily due to an increase in dues and subscriptions, accrual of employee bonuses and increased property taxes.

Other Income (Expense). Other income was greater for our nine months ended July 31, 2014 compared to the same period of 2013 due to an increase in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced favorable operating margins during the nine months ended July 31, 2014. We had less interest expense during our nine months ended July 31, 2014 compared to the same period of 2013 due to less outstanding borrowing on our revolving loan. We had significantly more other income during our nine months ended July 31, 2014 compared to the same period of 2013 due to dividends from certain cost method investments.

Changes in Financial Condition for the Nine Months Ended July 31, 2014 and 2013

Current Assets. We had significantly more cash and equivalents at July 31, 2014 compared to October 31, 2013. This increase in our cash position is due to our increased profitability during the year and cash we received from our investments. A portion of our cash was held in a certificates of deposit and brokerage accounts which are readily convertible to cash. These investments are designated on our balance sheet as "Marketable Securities." The increase in our accounts receivable at July 31, 2014 compared to October 31, 2013 was due to the timing of a rail shipment of our ethanol at the end of July 2014 for which we had not yet received payment as of July 31, 2014. The value of our derivative instruments was higher at July 31, 2014 compared to October 31, 2013 due to an increase in the unrealized gains we had on our risk management positions at July 31, 2014. The value of our inventory was greater at July 31, 2014 compared to October 31, 2013 primarily due to increased finished goods inventory due to slower rail shipments which have required us to maintain more of our products in inventory than we have in the past.

Property and Equipment. The net value of our property and equipment was lower at July 31, 2014 compared to October 31, 2013 due to depreciation. We had approximately $1.9 million in construction in progress at July 31, 2014 related to various capital projects we were conducting during our 2014 fiscal year, including the rebuild of our thermal oxidizer, plant computer controls and our railroad expansion project.

Other Assets. Our other assets were higher at July 31, 2014 compared to October 31, 2013 due to an increase in the value of our various investments caused by earnings recorded by our investments in excess of distributions received for the nine months ended July 31, 2014.

Current Liabilities. We had checks issued in excess of bank balances at October 31, 2013 and none at July 31, 2014 due to the significant amount of cash we have on hand at July 31, 2014. Checks that we have issued in excess of our bank balances are paid from our revolving loan when they are presented to our bank for payment. Our accounts payable balance was slightly higher at July 31, 2014 compared to October 31, 2013 due mainly to a higher corn payable as of July 31, 2014 than as of October 31, 2013. Our accrued expenses were higher at July 31, 2014 compared to October 31, 2013 due to higher accrued employee benefits.

Long-term Liabilities. Our long-term debt was lower at July 31, 2014 compared to October 31, 2013 due to loan repayments we made during our nine months ended July 31, 2014. We had less deferred compensation expense at July 31, 2014 compared to October 31, 2013 due to payments we made on our executive compensation awards during our 2014 fiscal year. We had lower deferred revenue at July 31, 2014 compared to October 31, 2013 due to the continuing amortization of our county economic development grant revenue and reclassification of deferred revenue into fixed assets.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of July 31, 2014, we had approximately $30.0 million available pursuant to our revolving term loan and approximately $39 million in cash and equivalents and marketable securities.

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

We have commenced a program of investing our excess cash in short-term liquid investments which allow us to access the cash when we need it and preserve our capital while limiting our loss exposure. Only a portion of our cash balances are federally insured when they are deposited with our lender. As a result, our plan is intended to decrease the risk we face because we are concentrating our cash balances with one financial institution.

The following table shows our cash flows for the nine months ended July 31, 2014 and 2013:

	Nine Months Ended July 31,
	2014	2013
Net cash provided by operating activities	$61,411,920	$11,024,449
Net cash (used in) investing activities	(16,177,121)	(3,473,593)
Net cash (used in) financing activities	(19,583,025)	(7,550,856)

Cash Flow From Operations

Our cash flows from operations for the nine months ended July 31, 2014 were higher compared to the same period of 2013 due primarily to higher net income during the 2014 period. Due to improved operating margins, we generated more cash from our operations compared to the same period of 2013.

Cash Flow From Investing Activities

We used more cash for investing activities during our nine months ended July 31, 2014 compared to the same period of 2013 primarily due to fewer capital expenditure projects during our 2014 fiscal year offset by the amount of cash that we have invested into marketable securities. During our nine months ended July 31, 2013, we used cash for capital expenditures related to our grain handling upgrade and rail expansion projects.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2014, we primarily used cash for financing activities related to a distribution we paid to members and payments on our long-term debt. During our nine months ended July 31, 2013, we used significantly more cash for redemption of membership units and payments we made on our long-term debt offset by proceeds from our long-term debt.

Short-Term and Long-Term Debt Sources

We have a credit facility with Farm Credit with an initial availability of $35 million, which currently has availability of $30.0 million. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. We increased the amount available to us pursuant to our Farm Credit loans during our 2013 fiscal year in order to complete a repurchase of membership units in exchange for $17 million that closed in December 2012.

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of July 31, 2014, we had $0 outstanding on this loan with an accrued interest rate of 3.31% per year. As of July 31, 2014, we had approximately $30.0 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2014, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2014. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of July 31, 2014, we had price protection in place for approximately 19% of our anticipated corn needs, 18% of our natural gas needs and 1% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,733,000	MMBTU	10%	$1,137,000
Ethanol	113,332,500	Gallons	10%	23,029,000
Corn	32,586,000	Bushels	10%	14,501,000

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

Our management, including our interim President and Chief Executive Officer (the principal executive officer) and our Chief Financial Officer, (the principal financial officer), Christine Marchand, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. Based on this review and evaluation, this officer believes that our disclosure controls and procedures are effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

For the fiscal quarter ended July 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligation (RVO) that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would result in a lowering of the 2014 RVO for corn based ethanol below the 2013 level of 13.8 billion gallons. The EPA is also seeking comments on several petitions it has received for partial waiver of the statutory volumes for 2014. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met. Any challenge to a reduction in the RFS may take time to work through the courts and the waiver may be implemented despite the legal challenges. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting the ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we have been required to reduce production or cease production altogether when we have run out of ethanol storage capacity. Further, our ethanol inventory has increased due to the difficulty we have experienced shipping our ethanol which has impacted our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer locomotives and railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower rail shipments will continue at least until the weather improves but may continue for some period of time until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

If China's effective ban on imports of U.S. distiller grains continues, exports of distillers grain could be dramatically reduced which could have a negative effect on the price of distiller grains in the U.S. and affect our profitability. China, the largest buyer of distiller grains in the world, announced on June 9, 2014 that it would stop issuing import permits for U.S. distiller grains due to the presence of a genetically modified trait not approved by China for import. It is unknown how long this effective ban on U.S. distiller grains will continue. Even if China agrees to accept U.S. distiller grains in the future, it is expected that additional restrictions will be placed on such imports which may be difficult to satisfy. If export demand of distiller grains is significantly reduced, the price of distiller grains in the U.S. would likely decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2014 and October 31, 2013, (ii) Statements of Operations for the three and nine months ended July 31, 2014 and 2013, (iii) Statements of Cash Flows for the nine months ended July 31, 2014 and 2013, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 12, 2014	/s/ Christine Marchand
Christine Marchand
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 12, 2014	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)