Form 10-K
period 2014-10-31
GOLDEN GRAIN ENERGY
filed 2014-12-23
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2014

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

As of April 30, 2014, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,802,167. As of April 30, 2014, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $345,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 22, 2014, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	Changes in the availability and price of corn and natural gas;

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

During our 2014 fiscal year, legislative uncertainty existed in the ethanol industry which management believes impacted our financial performance. The ethanol industry is dependent on the ethanol use requirement in the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year an increasing amount of renewable fuels must be used in the United States. During our 2014 fiscal year, proposals were presented in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligation (RVO) that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. The EPA proposal was subject to a 60-day public comment period which expired on January 28, 2014 and pursuant to which the EPA received a significant number of comments. On November

21, 2014, the EPA announced that it will not issue a final RVO for 2014 before the end of 2014. Instead, the EPA announced that in 2015 it will set RVOs for 2014 through 2016. If the EPA elects to reduce the renewable fuels use requirements in the RFS in any material manner, the market price and demand for ethanol will likely decrease which will negatively impact our financial performance.

The ethanol industry continues to experience difficulty moving its finished products by rail. We have been impacted by these rail shipping delays which at times have required us to slow or cease production when our ethanol storage tanks are full. The shipping delays were the most severe during our second quarter of 2014 but we have continued to be impacted by shipping delays during our last half of 2014. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer railroad crews and bottlenecks on the railroads due to a lack of additional track where it is needed, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower rail shipments will continue for some period of time until the rail transportation capacity in the United States is expanded. While many ethanol producers are impacted by these rail shipment challenges, ethanol produced abroad may benefit due to higher domestic ethanol prices which could negatively impact demand for domestic supplies of ethanol. Despite the higher domestic prices, we have seen an increase in ethanol exports which has provided support for domestic ethanol prices.

Effective as of May 16, 2014, we terminated the Management Services Agreement with Homeland Energy Solutions, LLC. At the time of the termination, the only management position that was shared between us and Homeland Energy Solutions was the Chief Executive Officer position.

Effective as of May 16, 2014, Walter Wendland submitted his resignation as our President and Chief Executive Officer. Christine Marchand was appointed by our board of directors to serve as the interim Chief Executive Officer. Effective as of October 20, 2014, Curtis Strong was appointed as our Executive Vice President and will serve as our principal executive officer.

During our third quarter of 2014, we established an investment account with Vanguard. We deposited funds in this account at various times during our third and fourth quarters of 2014. As of October 31, 2014, we had approximately $5,264,000 in our Vanguard account. These funds are invested in short-term liquid investments which are intended to allow us to access the cash when we need it and preserve our capital while limiting our loss exposure. In addition, we had approximately $2,999,000 invested in certificates of deposit with Wells Fargo as of October 31, 2014.

GS CleanTech Corporation, a wholly owned subsidiary of GreenShift Corporation ("GreenShift") has sued more than twenty ethanol producers who operate corn oil extraction equipment claiming that these systems violate GreenShift's patents related to corn oil extraction technology. These lawsuits have been watched closely by the ethanol industry. On October 23, 2014, the Federal Court hearing the GreenShift patent infringement cases granted summary judgment in favor of the defendants and found GreenShift's patents invalid. While GreenShift has announced that it will appeal the decision, we believe it is unlikely that GreenShift will be successful in any such appeal.

We entered into an agreement with four companies which will develop a natural gas co-generation facility adjacent to our ethanol plant. We will purchase process steam from these companies at a discount compared to the cost of a comparable amount of natural gas which we would use to generate the process steam. We have also agreed to loan these companies $500,000 to assist in the development of the project. This natural gas co-generation facility will also produce electricity for sale. Management anticipates that this project will be operational by the end of 2015.

On December 3, 2013, our board of directors declared a distribution of $0.50 per membership unit for members of record as of December 3, 2013. The total amount of the distribution was $9,941,500 which was paid in January 2014. On April 21, 2014, our board of directors declared a distribution of $0.40 per membership unit for members of record as of April 21, 2014. The total amount of the distribution was $7,953,200 which was paid in May 2014. On November 17, 2014, our board of directors declared a distribution of $2.60 per membership unit for members of record as of November 17, 2014. The total amount of the distribution was $51,669,800 which was paid in December 2014.

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

Product	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Ethanol	81%	76%	77%
Distiller Grains	16%	21%	20%
Corn Oil	3%	3%	3%

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. During our 2014 fiscal year, the largest importers of United States distiller grains were China, Mexico, Turkey and Canada along with many Pacific Rim countries. However, demand for distiller grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distiller grains from the United States due to the presence in some shipments of a genetically modified corn trait not approved for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the United States government that distiller grains shipments to China are free of the genetically modified corn trait. Officials from the United States and China have been unable to agree on testing procedures for distiller grains exported to China. If the certification requirements continue, export demand of distiller grains could be significantly reduced as a result.

In 2014, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil a distant second. The United Arab Emirates and the Philippines have also been top destinations. Ethanol exports could continue to increase in the future if market conditions are favorable. However, the imposition by the European Union in 2013 of a tariff on ethanol which is produced in the United States has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. Lower ethanol prices have increased exports which may continue if ethanol prices remain at their current levels.

We expect our ethanol, distiller grains and corn oil marketer to explore all markets for our products, including export markets. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

Distribution Methods

On October 1, 2012, we entered into an ethanol marketing agreement with RPMG. Because we are an owner of Renewable Products Marketing Group, LLC ("RPMG, LLC"), the parent company of RPMG, we receive favorable marketing fees from RPMG. Our ethanol marketing agreement allows us to elect to sell our ethanol through an index arrangement or at a fixed price agreed to between us and RPMG. Pursuant to the ethanol marketing agreement, RPMG is our exclusive marketer. The term of our ethanol marketing agreement is perpetual, until it is terminated by either party. The primary reasons our ethanol marketing agreement would terminate are if we cease to be an owner of RPMG, LLC, if there is a breach of the ethanol marketing agreement which is not cured, or if we give advance notice to RPMG that we wish to terminate the ethanol marketing agreement. Notwithstanding our right to terminate the ethanol marketing agreement, we may be obligated to continue to market our ethanol through RPMG for a period of time after the termination. Further, following the termination, we agreed to accept an assignment of certain railcar leases which RPMG has secured to service our ethanol sales. If our ethanol marketing agreement is terminated, it would trigger a redemption of our ownership interest in RPMG, LLC at our contributed capital balance at the time of termination.

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

Sources and Availability of Raw Materials

Corn

Our plant currently uses approximately 40 million bushels of corn per year, or approximately 110,000 bushels per day, as the feedstock for its dry milling process. In October 2008, we received our Iowa grain dealer license which allows us to purchase corn directly from local producers in addition to local grain elevators as intermediaries. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

During the 2012 growing season, many of the corn producing regions of the United States experienced drought conditions. In addition, in 2013, corn planting was delayed in a large percentage of the corn belt. Both of these factors negatively impacted corn supplies and resulted in a significant increase in corn prices during our 2013 fiscal year. However, the corn harvest in the fall of 2013 and the 2014 growing season have resulted in two years of very strong corn crops which significantly reduced our corn costs during our 2014 fiscal year. Corn prices have continued lower following the end of our 2014 fiscal year due to adequate corn supplies and relatively stable corn demand. Further, since China has rejected corn exports from the United States, domestic supplies of corn have been strong which has resulted in lower corn prices. Management expects that corn prices will remain lower due to the large corn crop that was harvested in the fall of 2014 along which relatively stable corn demand. Management does not anticipate difficulty securing corn for our production process during our 2015 fiscal year. However, if corn demand increases or if we experience unfavorable growing conditions during 2015, either locally or globally, it could impact the price we pay for corn which can have a negative impact on our profitability.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continued for a period of 10 years with an option for a 5 year renewal. During our 2014 fiscal year we provided notice to Interstate Power and Light Company of our election to renew our natural gas transportation agreement. We do not anticipate any problems securing the natural gas that we require to continue to operate the ethanol plant at capacity during our 2015 fiscal year or beyond.

Electricity

We entered into an agreement with Interstate Power and Light Company to supply all electrical energy required by the plant. The agreement commenced on June 2004 and continued through May 2007. After the expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2015 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. We will pay a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2015 fiscal year or beyond.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit. For our 2015 fiscal year, we anticipate adding a centrifuge, making improvements to our stack coils, water treatment facility and ethanol loadout functions along with completing the railroad track expansion and other smaller capital projects using cash from our operations. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations and complete our capital expenditures during our 2015 fiscal year and beyond.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. While management believes we are a lower cost producer of ethanol, larger ethanol producers may be able to take advantage of economies of scale due to their larger size and increased bargaining power with both customers and raw material suppliers which could put us at a competitive disadvantage compared to these larger ethanol producers. As of December 11, 2014, the Renewable Fuels Association ("RFA") estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.1 billion gallons of ethanol per year and another 3 plants under expansion or construction with capacity to produce an additional 100 million gallons of ethanol per year. The RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of December 11, 2014. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,762	—	12%
Poet Biorefining	1,626	—	11%
Valero Renewable Fuels	1,240	—	8%
Green Plains Renewable Energy	1,004	—	7%
Flint Hills Resources	760	—	5%
Updated: December 11, 2014

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

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA passes a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for 2014 is approximately 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The RFS statutory volume requirement for 2015 is approximately 20.5 billion gallons, of which corn based ethanol can be used to satisfy approximately 15 billion gallons. However, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 to 15.21 billion gallons of which corn based ethanol could be used to satisfy only 13 billion gallons. This proposed rule would result in a lowering of the 2014 standard below the 2013 level of 13.8 billion gallons. The EPA also sought comment on several petitions it has received for partial waiver of the statutory volumes for 2014. The 60-day public comment period ended on January 28, 2014 and the rule was submitted by the EPA to the Office of Management and Budget ("OMB") for review on August 22, 2014. On November 21, 2014, the EPA announced that it would delay finalizing the rule on the 2014 RFS standards until after the end of 2014. The EPA indicated that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with action on the 2015 standards. If the EPA's proposal becomes a final rule significantly reducing the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance. Current ethanol production capacity exceeds the EPA's proposed 2014 standard which can be satisfied by corn based ethanol.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there were still significant federal and state regulatory hurdles that needed to be addressed. The EPA has made gains towards clearing those federal regulatory hurdles. In February 2012, the EPA approved health effects and emissions testing on E15 which was required by the Clean Air Act before E15 can be sold into the market. In March 2012, the EPA approved a model Misfueling Mitigation Plan and fuel survey which must be submitted by applicants before E15 registrations can be approved. In April 2012, the EPA approved the first E15 registrations approving twenty producers which have successfully registered their product to be used as E15. Finally, in June 2012, the EPA gave the final approval to allow the sale of E15. Although management believes that these developments are significant steps towards introduction of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, E15 has not had an immediate impact on ethanol demand in the United States.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2014 fiscal year, we incurred costs and expenses of approximately $180,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling. In addition, a state court in California recently required that CARB take certain corrective actions regarding the approval of the LCFS regulations while allowing the LCFS regulations to remain in effect during this process. If federal and state challenges to the LCFS are ultimately unsuccessful, the LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices.

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in decreased exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

Employees

As of October 31, 2014, we had 47 full-time employees and no part time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2014, 2013 and 2012 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently the price of gasoline has been decreasing significantly which has reduced the spread between the price of gasoline and the price of ethanol. This trend has reduced demand for ethanol and has negatively impacted ethanol prices. These lower ethanol prices have come at a time when corn prices are increasing which has decreased our profit margins. If this trend continues for a significant period of time, it could hurt our ability to profitably operate the ethanol plant which could decrease the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. While the last two corn crops, harvested in the fall of 2013 and 2014, were both record corn crops, and management anticipates that we will not experience difficulty securing the corn we need to operate the ethanol plant at capacity during 2015, it is possible that corn demand may increase such that a shortage could develop. Further, if the corn crop harvested in future years is smaller than we experienced in 2014, it is possible that we could experience corn shortages in the future which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

We engage in hedging transactions which involve risks that could harm our business.  We are exposed to market risk from changes in commodity prices.  Exposure to commodity price risk results from our dependence on corn and natural gas in the ethanol production process, along with sales of ethanol.  We seek to minimize the risks from fluctuations in the prices of corn, natural gas and ethanol through the use of hedging instruments.  The effectiveness of our hedging strategies is dependent on the price of corn, natural gas and ethanol and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts.  Our hedging activities may not successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high corn and natural gas prices or relatively lower ethanol prices. Alternatively, we may choose not to engage in hedging transactions in the future and our operations and financial conditions may be adversely affected during periods in which corn and/or natural gas prices increase or ethanol prices decrease. Further, we may be required to use a significant amount of cash to make margin calls required by our commodities broker as a result of decreases in corn prices and the resulting unrealized and realized losses we may experience on our hedging activities. Utilizing cash for margin calls has an impact on the cash we have available for our operations which could result in liquidity problems during times when corn prices change significantly which can harm our profitability.

Our business is not diversified.  Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other significant sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  Further, all of our investments are in companies involved in the ethanol industry. If economic or political factors adversely affect the market for ethanol, distiller grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a credit facility with Farm Credit. Our credit agreements with Farm Credit include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Farm Credit could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. The ethanol industry has recently been experiencing difficulty transporting our ethanol which is produced. This difficulty has impacted our operations. Ethanol is typically transported by rail. At times during our 2014 fiscal year, we have been required to reduce production or cease production altogether when we have run out of ethanol storage capacity. Further, our ethanol inventory has increased due to the difficulty we have experienced shipping our ethanol which has impacted our financial performance. The slower rail shipments have been due to a combination of factors including increased shipments of corn, coal and oil by rail, decreased shipment capacity by the railroads due to fewer locomotives and railroad crews, and poor weather conditions which have slowed rail travel and loading times. Management anticipates that these slower rail shipments will continue until the rail transportation capacity in the United States increases. These delays in shipping our products have resulted in decreased revenue and have required us to reduce the amount of ethanol we produce which has a negative impact on our financial performance. If these rail shipment challenges continue, they may negatively impact our ability to operate the ethanol plant profitably which could reduce the value of our units.

If China's effective ban on imports of U.S. distiller grains continues, exports of distiller grain could be dramatically reduced which could have a negative effect on the price of distiller grains in the U.S. and affect our profitability. China, the largest buyer of distiller grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distiller grains due to the presence of a genetically modified corn trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distiller grains shipments to China are free of the genetically modified corn trait. Officials from the U.S and China have been unable to agree on testing procedures for distiller grains exported to China. If the certification requirements continue and U.S. producers can not satisfy those requirements, export demand of distiller grains could be significantly reduced as a result. If export demand of distiller grains is significantly reduced, the price of distiller grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies which are seeking to develop commercial-scale cellulosic ethanol plants. As a result, at least three companies have reportedly already begun producing cellulosic ethanol on a commercial scale and a handful of other companies have begun construction on commercial scale cellulosic ethanol plants, some of which are expected to be completed by the end of 2014. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than we are able.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  These third-

party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

New plants under construction or decreases in ethanol demand may result in excess production capacity in our industry which could negatively impact our profitability. The supply of domestically produced ethanol is at an all-time high. According to the Renewable Fuels Association, as of December 11, 2014, there are 213 ethanol plants in the United States with capacity to produce approximately 15.1 billion gallons of ethanol per year. In addition, there are 3 new ethanol plants under construction or expanding which together are estimated to increase ethanol production capacity by 100 million gallons per year. Excess ethanol production capacity may have an adverse impact on our results of operations, cash flows and general financial condition. According to the Renewable Fuels Association, approximately 3% of the ethanol production capacity in the United States was idled as of December 11, 2014. Further, ethanol demand may not increase past approximately 13.4 billion gallons of ethanol due to the blend wall unless higher percentage blends of ethanol are approved by the EPA for use in all standard (non-flex fuel) vehicles, not just vehicles produced in the model year 2001 and later. While the United States is currently exporting some ethanol which has resulted in increased ethanol demand, these ethanol exports may not continue. If ethanol demand does not grow at the same pace as increases in supply, we expect the selling price of ethanol to decline. If excess capacity in the ethanol industry continues to occur, the market price of ethanol may decline to a level that is inadequate to generate sufficient cash flow to cover our costs, which could negatively affect our profitability.

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

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2014 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe, as a result of this tariff, if ethanol prices increase, these exports to the European Union may cease. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal incentives, most importantly the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. Recently, there have been proposals in Congress to reduce or eliminate the RFS. In addition, on November 15, 2013, the EPA announced a proposal to significantly reduce the RFS levels for 2014 from the statutory volume requirement of 18.15 billion gallons to 15.21 billion gallons and reduce the renewable volume obligations that can be satisfied by corn based ethanol from 14.4 billion gallons to 13 billion gallons. This proposal would also result in a lowering of the 2014 numbers below the 2013 level of 13.8 billion gallons. According to the RFS, the EPA only has authority to waive the requirements of the RFS, in whole or in part, provided one of two conditions are met. The conditions are: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Many in the ethanol industry believe that neither of these two conditions have been met. However, any challenge to a reduction in the RFS may take time to work through the courts and the waiver may be implemented despite the legal challenges. If the EPA's proposal becomes a final rule which significantly reduces the RFS or if the RFS were to be otherwise reduced or eliminated, it may lead to a significant decrease in ethanol demand which could negatively impact our results of operations.

The Secondary Tariff on Imported Ethanol expired on December 31, 2011, and its absence could negatively impact our profitability. The secondary tariff on imported ethanol was allowed to expire on December 31, 2011. This secondary tariff on imported ethanol was a 54 cent per gallon tariff on ethanol produced in certain foreign countries. Following the expiration of this tariff, the price of ethanol in the United States increased significantly, due in part to higher corn prices. This made the United States a favorable market for foreign ethanol producers to export ethanol, especially in areas of the United States which are served by international shipping ports. This increase in ethanol imports resulted in lower demand for domestically produced ethanol. Management believes that the increase in ethanol imports may have resulted in less favorable operating margins during 2012 which negatively impacted our operations. While ethanol imports were lower during 2013 and 2014 due to a number of factors, these imports could come back in the future which could decrease our ability to profitably operate the ethanol plant and may reduce the value of our units.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011 the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. On June 23, 2014 the U.S. Supreme Court affirmed in part and reversed in part the D.C. Circuit’s decision. For plants that already hold PSD permits the court generally affirmed the EPA's ability to regulate greenhouse gas regulations. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 124-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year. Following the end of our 2014 fiscal year, we purchased an additional approximately 30 acres of land adjacent to our ethanol plant which will be used for the natural gas co-generation project and for other plant upgrade projects we may undertake in the future.

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

As of December 22, 2014, there were approximately 958 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2013 1st	3.00	3.05	3.03	105,000
2013 2nd	—	—	—	None
2013 3rd	—	—	—	None
2013 4th	3.00	3.70	3.31	100,000
2014 1st	3.34	3.50	3.46	65,000
2014 2nd	3.50	4.50	4.17	104,390
2014 3rd	4.50	4.50	4.50	84,000
2014 4th	2.20	6.25	4.96	210,000

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2013 1st	3.00	3.00	3.00	20,000
2013 2nd	3.50	4.50	4.15	115,000
2013 3rd	3.50	3.50	3.50	40,000
2013 4th	3.50	3.50	3.50	40,000
2014 1st	3.50	3.75	3.63	65,000
2014 2nd	4.25	4.50	4.38	60,000
2014 3rd	—	—	—	None
2014 4th	—	—	—	None

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2013 1st	—	—	—	None
2013 2nd	—	—	—	None
2013 3rd	2.75	3.10	2.81	60,000
2013 4th	—	—	—	None
2014 1st	3.10	3.50	3.28	30,000
2014 2nd	3.70	4.25	4.06	63,000
2014 3rd	4.30	4.60	4.47	129,000
2014 4th	4.70	6.00	5.39	61,000

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

ISSUER REPURCHASES OF EQUITY SECURITIES

During our fourth quarter of 2014, we made the following repurchase of our membership units.

Period	Total number of units purchased	Average price paid per unit	Total number of units purchased as part of publicly announced plans or programs	Maximum number of units that may yet be purchased under the plans or programs
August 2014	—	$—	—	—
September 2014	10,000	5.00	—	—
October 2014	—	—	—	—
Total	10,000	$5.00	—	—

DISTRIBUTIONS

Distributions are paid to our unit holders in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. We may only make distributions to our members in an amount that does not exceed 75% of our net income for the prior fiscal year provided that we are not in default of our credit agreements and the payment of the distribution would not cause us to default on our credit agreements. During our 2013 fiscal year, we made one distribution to our members of $0.10 per unit for members of record as of August 19, 2013 which was paid in September 2013. During our 2014 fiscal year, we made two distributions to our members for a total of $0.90 per membership unit for a total distribution of $17,894,700. Subsequent to the end of our 2014 fiscal year, on November 17, 2014, our board of directors declared a distribution of $2.60 per membership unit for a total of $51,695,800 to be paid to members of record as of November 17, 2014. The distribution was paid in December 2014.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2009, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2009. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014

ASSUMES $100 INVESTED ON NOV. 01, 2009
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 31, 2014

Company/Market/Peer Group	10/31/2009	10/31/2010	10/31/2011	10/31/2012	10/31/2013	10/31/2014
Golden Grain Energy, LLC	$100.00	$103.33	$99.57	$79.94	$92.25	$194.03
NASDAQ Index	$100.00	$123.72	$133.75	$150.08	$200.43	$239.68
SIC Code Index	$100.00	$150.96	$162.99	$215.73	$328.90	$382.31

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2012, 2011 and 2010 and the selected income statement data and other financial data for the years ended October 31, 2011 and 2010 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2014 and 2013 and the selected income statement data and other financial data for each of the years in the three year period ended October 31, 2014 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2014	2013	2012	2011	2010
Revenues	$289,152,549	$350,721,175	$327,830,377	$324,927,805	$208,461,685
Cost Goods Sold	225,335,539	338,014,664	322,740,236	301,052,197	190,653,662
Gross Profit	63,817,010	12,706,511	5,090,141	23,875,608	17,808,023
Operating Expenses	3,569,152	2,550,236	2,207,634	2,524,830	2,223,716
Operating Income	60,247,858	10,156,275	2,882,507	21,350,778	15,584,307
Other Income (Expense)	19,031,679	4,026,753	3,706,912	5,474,218	1,336,652
Net Income	$79,279,537	$14,183,028	$6,589,419	$26,824,996	$16,920,959
Weighted Average Units Outstanding	19,881,333	20,645,833	24,460,000	24,460,000	27,326,667
Net Income Per Unit	$3.99	$0.69	$0.27	$1.10	$0.62
Cash Distributions per Unit	$0.90	$0.10	$0.65	$0.25	$—

Balance Sheet Data:	2014	2013	2012	2011	2010
Current Assets	$70,279,557	$14,051,401	$19,215,366	$23,461,588	$21,934,185
Net Property and Equipment	59,644,340	66,114,201	71,121,448	72,557,819	80,314,240
Other Assets	37,633,918	29,332,147	25,110,250	24,096,284	20,460,582
Total Assets	167,557,815	109,497,749	115,447,064	120,115,691	122,709,007
Current Liabilities	7,791,972	8,323,526	8,466,689	6,450,820	9,216,092
Long-Term Liabilities	542,282	3,285,499	4,286,379	2,069,240	22,607,280
Members' Equity	159,223,561	97,888,724	102,693,996	111,595,631	90,885,635
Book Value Per Unit	$8.01	$4.92	$4.20	$4.56	$3.72

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2014 and 2013

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2014 and 2013:

	2014		2013
Income Statement Data	Amount	%	Amount	%
Revenue	$289,152,549	100.0	$350,721,175	100.0
Cost of Goods Sold	225,335,539	77.9	338,014,664	96.4
Gross Profit	63,817,010	22.1	12,706,511	3.6
Operating Expenses	3,569,152	1.2	2,550,236	0.7
Operating Income	60,247,858	20.8	10,156,275	2.9
Other Income	19,031,679	6.6	4,026,753	1.1
Net Income	$79,279,537	27.4	$14,183,028	4.0

Revenues. Our total revenue was significantly lower for our 2014 fiscal year compared to the same period of 2013, primarily due to decreased average prices for each of our products. In addition to the decrease in the average prices we received for our products, we produced less of our products during our 2014 fiscal year compared to the same period of 2013. For our 2014 fiscal year, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our 2013 fiscal year, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 21% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price we received per gallon of ethanol we sold was approximately 7% lower for our 2014 fiscal year compared to the same period of 2013. Management attributes this decrease in ethanol prices with decreased corn and gasoline prices which both impact the market price of ethanol. In addition, uncertainty existed throughout our 2014 fiscal year related to whether the EPA would reduce the ethanol use requirement in the Renewable Fuels Standard (RFS) for 2014. The EPA proposed reducing the amount of corn-based ethanol which was required to be used in 2014 to levels which were below the 2013 requirement. Management believes this uncertainty caused fuel blenders to reduce ethanol demand which negatively impacted ethanol prices. However, ethanol prices were supported during our 2014 fiscal year as a result of increased ethanol exports and domestic ethanol supply shortages which resulted from slower rail shipments, especially during our second quarter of 2014. Management attributes the increase in ethanol exports to the lower ethanol prices which made United States ethanol more cost competitive in the world market.

We experienced delays in shipping our products during our 2014 fiscal year which at times required us to decrease or cease operations while we waited for our ethanol to be shipped by rail. We only have a limited amount of ethanol storage at our ethanol plant, and if our ethanol storage is full, we must cease operations until ethanol is shipped from our plant. These rail shipment delays were reduced during the summer months when weather conditions improved. However, management anticipates that rail shipping delays may reoccur during the winter months of our 2015 fiscal year, especially during poor weather. Management believes that the railroads do not have the necessary infrastructure, both physical infrastructure and employees, necessary to meet rail shipping demand. In recent years with the increase in the size of corn crops and increased rail shipments of crude oil from the Bakken in North Dakota, rail shipping demand has increased significantly. Management anticipates that it will take several years for the railroads to increase capacity to meet this increase in demand. While management believes the delayed rail shipments restricted the supply of ethanol in the market which positively impacted prices, it also had the effect of reducing our production at times during the year which decreased our total revenue.

Recently, the EPA has announced that it will delay making a decision on whether to change the RFS requirements for using ethanol into next year. Both the ethanol industry and the petroleum industry are claiming victory as a result of this delay, however, it is uncertain whether the delay signals a more significant change that may be coming with respect to the RFS. As a result of this delay, the ethanol industry will continue to deal with the uncertainty related to the RFS. Management anticipates that ethanol prices will remain lower during our 2015 fiscal year as a result of lower corn prices, lower oil prices and uncertainty regarding the RFS. However, management anticipates that the lower ethanol prices will continue to result in ethanol exports which may support prices. Management anticipates that, provided corn prices remain low, operating margins during our 2015 fiscal year should be favorable. However, any change in the RFS that occurs during 2015 may be magnified if the change impacts prior year ethanol use requirements or otherwise significantly reduces ethanol demand.

We sold approximately 3% fewer gallons of ethanol during our 2014 fiscal year, compared to the same period of 2013. This decrease in ethanol sales was mainly due to logistics issues which required us to reduce or cease operations when we were unable to transport ethanol from our plant, particularly during the end of our first quarter and during our second quarter of our 2014 fiscal year. These logistics issues were reduced during our third and fourth quarters of 2014 which allowed us to increase production. Management anticipates that ethanol production will be comparable during our 2015 fiscal year to our 2014 fiscal year. However, if the rail shipping logistics issues during our 2015 fiscal year are worse than during our 2014 fiscal year, our production could be negatively impacted which could reduce our revenue. During our 2014 fiscal year, the rail shipping logistics reduced the total supply of ethanol in the market which improved our operating margins. Management anticipates that any rail shipping problems that occur during our 2015 fiscal year might have a comparable impact on our operating margins by increasing ethanol prices.

During our 2014 fiscal year, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $4.0 million which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $2.0 million during our 2013 fiscal year which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 27% less for our 2014 fiscal year compared to the same period of 2013, and the average price per ton we received for our modified/wet distillers grains was approximately 41% less for our 2014 fiscal year compared to the same period of 2013. Management attributes these price decreases with significantly lower corn and soybean prices and increased corn and soybean supplies during the 2014 period. Since distiller grains are primarily used as a feed substitute for corn and soybean meal, when corn and soybean prices decrease and the supply of these competing products increase, it negatively impacts distiller grains demand and prices. In prior years we experienced higher corn prices and reduced corn supplies and as a result, the price of distiller grains relative to the market price of corn reached record highs. However, this trend was no longer in effect starting with the corn harvest in the fall of 2013 and continuing to date. Management anticipates that corn prices and demand will remain low during our 2015 fiscal year due to the size of the 2014 corn harvest and relatively stable corn demand. As a result, management anticipates distiller grains prices will remain lower during our 2015 fiscal year.

Distiller grains prices were negatively impacted during our 2014 fiscal year as a result of Chinese trade policies which impacted both corn and distiller grains. The Chinese imposed a virtual ban on distiller grains imports from the United States and significantly reduced corn imports, by taking steps to terminate any imports of corn or distiller grains which contain a corn hybrid trait which is not approved in China. This Chinese trade policy has directly hurt distiller grains prices as it virtually eliminated the largest export market for distiller grains and it also resulted in increased corn supplies in the United States which increased competition in the feed market. Management believes that the Chinese trade policy is designed to help Chinese corn producers who experienced an unfavorable corn harvest which resulted in Chinese corn prices which are not competitive with United States corn prices.

We sold approximately 10% less total tons of distiller grains during our 2014 fiscal year compared to the same period of 2013 due to reduced production at the ethanol plant and increased efficiencies of converting corn into ethanol which leads to less co-products such as distiller grains. Since distiller grains are a co-product of the ethanol production process, when we reduce production of ethanol it has a corresponding impact on distiller grains production. Management anticipates relatively stable distiller grains production during our 2015 fiscal year as we anticipate a comparable amount of ethanol production during our 2015 fiscal year.

The average price we received for our corn oil was approximately 12% less during our 2014 fiscal year compared to the same period of 2013 due to an increase in corn oil supplies and relatively lower corn oil demand. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production. We experienced decreased corn oil demand during our 2014 fiscal year as a result of lower biodiesel production. In addition, soybean oil prices were lower during 2014 which resulted in biodiesel producers using soybean oil to produce biodiesel instead of corn oil.

We sold approximately 17% less pounds of corn oil during our 2014 fiscal year compared to the same period of 2013 primarily due to decreased total production at the ethanol plant along with a decrease in the amount of corn oil we separated from each pound of distiller grains during the 2014 period. The corn we used during our 2014 fiscal year did not contain as much corn oil as the corn we used during our 2013 fiscal year. As a result, the amount of corn oil that was available to be removed from the distiller grains we produced was lower during our 2014 fiscal year compared to the same period of 2013.

Management attributes the decline in corn oil prices with increased market corn oil supply which was not met by corresponding increases in corn oil demand. Management anticipates continued lower corn oil prices due to higher corn oil supplies and relatively lower corn oil demand. Without a significant increase in biodiesel production, corn oil demand may not increase significantly which could result in continued lower corn oil prices. Several ethanol producers who also produce corn oil are considering building biodiesel production facilities that will be adjacent to their ethanol plants. If this were to occur, it may result in an increase in corn oil demand which could benefit corn oil prices.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our 2014 fiscal year compared to the same period of 2013 due to significantly lower market corn prices and decreased corn consumption partially offset by increased natural gas costs. Our average cost per bushel of corn was approximately 37% less during our 2014 fiscal year compared to the same period of 2013. This decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies and relatively lower corn demand due to reduced corn exports to China and reduced ethanol production. Corn prices have remained lower following the end of our 2014 fiscal year due to a large corn crop which was harvested in the fall of 2014. Management anticipates that corn supplies will remain favorable during our 2015 fiscal year which should result in relatively stable corn prices. Further, if the ethanol use requirement in the RFS is reduced during our 2015 fiscal year it could result in even lower corn prices. These lower corn prices could impact the amount of corn which is planted during 2015 which could result in higher corn prices later in our 2015 fiscal year. However, since other commodity prices are lower, the lower corn prices may not significantly impact farmer planting decisions.

We consumed approximately 4% fewer bushels of corn during our 2014 fiscal year compared to 2013 due primarily to reduced ethanol production, partially offset by increased ethanol produced per bushel of corn during the 2014 period. We were able to improve our corn conversion efficiency by 1% during our 2014 fiscal year compared to 2013 which allowed us to produce more ethanol per bushel of corn. Management anticipates consistent corn consumption during our 2015 fiscal year compared to our 2014 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 37% during our 2014 fiscal year compared to the same period of 2013 primarily due to significantly higher natural gas costs during our first and second quarters of 2014. The average price we paid per MMBtu of natural gas was approximately 46% greater during our 2014 fiscal year compared to the same period of 2013. Management attributes this increase in natural gas prices with a longer and colder winter and an explosion at a Canadian natural gas facility which reduced supply and increased demand for natural gas and in turn increased our natural gas costs during that time period. These higher prices continued after the end of the winter in 2014. Natural gas prices decreased during the summer months as natural gas demand is typically lower and market natural gas supplies returned to more normal levels during the summer months of 2014 which also resulted in lower natural gas prices. Management anticipates that natural gas prices will increase again during the winter months of our 2015 fiscal year. However, unless we experience another exceptionally cold and long winter during our 2015 fiscal year, management does not anticipate the same increase in natural gas prices that we experienced during our 2014 fiscal year.

Our natural gas consumption during our 2014 fiscal year was approximately 6% lower compared to our 2013 fiscal year. Management attributes this decrease in our natural gas consumption with improved production efficiency at the plant and decreased total production during the 2014 period.

We experienced approximately $4.6 million of combined realized and unrealized gains for our 2014 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $48,000 of combined realized and unrealized losses for our 2013 fiscal year related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were significantly higher during our 2014 fiscal year compared to the same period of 2013 primarily due to increases in our bonuses, dues and subscriptions, and an increase in our property taxes. We had more accrued bonuses for administrative personnel due to our significantly increased net income during the 2014 period compared to the 2013 period. Management anticipates that our operating expenses will be comparable during our 2015 fiscal year to our 2014 fiscal year, however, the impact that our management bonuses have on operating expenses will depend on the amount of net income we generate during the 2015 fiscal year which is difficult to predict with any certainty at this time.

Other Income (Expense). Other income was significantly greater for our 2014 fiscal year compared to the same period of 2013 due to an increase in our portion of the net income generated by our investments. Our investments are in companies involved in the ethanol industry. Favorable operating margins during our 2014 fiscal year in the ethanol industry resulted in a significant increase in the net income generated by our investments. We had significantly less interest expense during our 2014 fiscal year compared to the same period of 2013 due to having less borrowing during the 2014 period. During our 2013 fiscal year we were making debt payments related to our membership unit repurchase which was completed during the first quarter of our 2013 fiscal year.

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

The average price per ton we received for our dried distiller grains was approximately 9% greater for our 2013 fiscal year compared to the same period of 2012. In addition, the average price per ton we received for our modified/wet distiller grains was approximately 38% greater for our 2013 fiscal year compared to the same period of 2012. Management attributes these price increases with higher corn prices and lower corn supplies during the 2013 period which positively impacted the market price of distiller grains. Distiller grains typically trade at a discount compared to the price of corn. During our 2013 fiscal year, the discount between the price of distiller grains and corn was smaller and in some cases distiller grains were trading at a premium compared to corn due to higher corn prices and lower corn availability.

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

Cost of Goods Sold. Our cost of goods sold was higher for our 2013 fiscal year compared to the same period of 2012 due primarily to higher corn costs along with higher natural gas costs. Our average cost per bushel of corn was approximately 3% higher during our 2013 fiscal year compared to the same period of 2012. This increase in our cost per bushel of corn was primarily related to increased market corn prices, especially during the first three quarters of our 2013 fiscal year. The amount of corn harvested in the fall of 2012 was lower due to drought conditions which impacted corn yields. Corn prices were higher during our 2013 fiscal year as the corn market tried to ration corn demand through higher corn prices, we also at times had to pay higher basis prices than we paid in prior years in order to attract the corn we needed to operate. However, due to improved conditions during the 2013 growing season and a record corn crop that was harvested in the fall of 2013, our corn costs were lower during our fourth quarter of 2013.

We consumed approximately the same amount of corn during our 2013 fiscal year compared to our 2012 fiscal year. We were able to improve our corn conversion efficiency by 1% during our 2013 fiscal year compared to 2012 which allowed us to produce more of our products per bushel of corn.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2014 and 2013

Current Assets. We had more than $50 million in cash and equivalents at October 31, 2014 compared to no cash and equivalents at October 31, 2013. During our 2013 fiscal year we were using all available cash to repay our long-term debt. In addition, at October 31, 2014 we had more than $5 million in marketable securities associated with short-term investments we purchased during our 2014 fiscal year. We had more accounts receivable at October 31, 2014 compared to October 31, 2013 due to timing of train shipments and payments received from our marketer. The value of our inventory was lower at October 31, 2014 compared to October 31, 2013 due to lower corn and ethanol prices which impact the value of our inventory as well as fewer gallons of ethanol in ending inventory.

Property and Equipment. The net value of our property and equipment was lower at October 31, 2014 compared to October 31, 2013 due to depreciation. The value of our plant and process equipment was higher at October 31, 2014 compared to October 31, 2013 due to plant improvements to the syrup load out system, railroad expansion projects and the rebuild of our thermal oxidizer project which increased the value of our plant and process equipment.

Other Assets. Our other assets were higher at October 31, 2014 compared to October 31, 2013 due mainly to the increase in value of our various investments during the 2014 fiscal year.

Current Liabilities. We had no checks outstanding in excess of our bank balances at October 31, 2014 compared to approximately $564,000 at October 31, 2013. When these checks are presented for payment, they are paid from our revolving loan provided we do not have cash on hand. Our accounts payable balance was lower at October 31, 2014 compared to October 31, 2013 due primarily to lower corn prices at October 31, 2014 which reduced the amount of our corn payable. Our accrued expenses were higher at October 31, 2014 compared to October 31, 2013 due to higher levels of accrued bonuses for employees and management.

Long-term Liabilities. Our deferred compensation was lower at October 31, 2014 compared to October 31, 2013 due to a reclassification of a portion of the deferred compensation into current liabilities during our 2014 fiscal year. In addition, our long-term debt was lower at October 31, 2014 compared to October 31, 2013 due to loan repayments we made during our 2014 fiscal year. We had less deferred revenue at October 31, 2014 compared to October 31, 2013 due to the net effect of continuing amortization of our county economic development grant revenue offset by decreased deferred revenue related to a contractual relationship.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of October 31, 2014, we had $27.5 million available pursuant to our revolving term loan. In addition, we had approximately $50 million in cash and equivalents and more than $5 million in short-term marketable securities at October 31, 2014. Following the end of our 2014 fiscal year, we issued a distribution to our members in the amount of $51,669,800 which used cash after the end of our 2014 fiscal year.

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

The following table shows our cash flows for the fiscal years ended October 31, 2014 and 2013:

	Fiscal Year Ended October 31
	2014	2013
Net cash provided by operating activities	$79,230,916	$24,327,715
Net cash (used in) investing activities	(12,143,716)	(4,867,493)
Net cash (used in) financing activities	(19,642,634)	(19,460,222)

Cash Flow From Operations

Our cash flows from operations for our 2014 fiscal year were higher compared to our 2013 fiscal year due primarily to higher net income during the 2014 period. Due to improved operating margins, we generated significantly more cash from our operations compared to our 2013 fiscal year.

Cash Flow From Investing Activities

We used more cash for investing activities during our 2014 fiscal year compared to the same period of 2013 primarily due to the net effect of having less capital expenditures and more investments during the 2014 period. We purchased marketable securities with our excess cash during our 2014 fiscal year and we made a small investment in a blending terminal during our 2014 fiscal year. Our capital expenditures during our 2014 fiscal year were primarily for plant improvements to the syrup load out system, railroad expansion projects and the rebuild of our thermal oxidizer. During our 2013 fiscal year, we used cash primarily for improvements to our grain handling system and final construction costs on a new corn storage bin.

Cash Flow From Financing Activities.

We used a comparable amount of cash for financing activities during our 2014 fiscal year and our 2013 fiscal year, however, we had significant different uses for the cash during the two periods. During our 2014 fiscal year, we primarily used cash for distributions to our members. During our 2013 fiscal year we used cash for financing activities related to repurchasing membership units for $17 million, payments on our long-term debt related to our membership unit repurchase and a smaller distribution we paid to our members.

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

Short-Term and Long-Term Debt Sources

We have a $35 million credit facility with Farm Credit. The amount available for us to borrow reduces by $2.5 million semi-annually. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. We increased the amount available to us pursuant to our Farm Credit loans during our 2013 fiscal year in order to complete a repurchase of membership units in exchange for $17 million that closed in December 2012.

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of October 31, 2014, we had $0 outstanding on this loan with an accrued interest rate of 3.31% per year. As of October 31, 2014, we had $27.5 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of October 31, 2014, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond. Due to the size of the distribution we issued after the end of our 2014 fiscal year, we received a verbal waiver of our loan covenant which restricts the amount of distributions we can make to our members.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2014:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$3,693,000	$1,514,000	$2,115,000	$64,000	$—
Purchase Obligations	23,892,000	23,892,000		—	—
Total Contractual Cash Obligations	$27,585,000	$25,406,000	$2,115,000	$64,000	$—

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

Investments

We have less than a 20% investment interest in four companies in related industries. These investments are being accounted for by the equity method of accounting under which our share of net income is recognized as income in our income statement and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2014 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2014, we had price protection in place for approximately 8% of our anticipated corn needs, approximately 23% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2014, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2014. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,468,000	MMBTU	10%	$993,000
Ethanol	114,665,000	Gallons	10%	18,851,000
Corn	37,155,000	Bushels	10%	16,304,000

For comparison purposes, our sensitivity analysis for our 2013 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,275,000	MMBTU	10%	$1,262,000
Ethanol	105,928,000	Gallons	10%	20,253,000
Corn	33,376,000	Bushels	10%	16,628,000

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

We have audited the accompanying balance sheets of Golden Grain Energy, LLC as of October 31, 2014 and 2013, and the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 22, 2014

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2014	October 31, 2013

Current Assets
Cash and equivalents	$47,444,566	$—
Marketable securities	8,262,637	—
Accounts receivable	7,586,542	4,297,920
Other receivables	752,305	596,166
Derivative instruments	385,815	675,631
Inventory	4,860,052	6,974,314
Prepaid expenses and other	987,640	1,507,370
Total current assets	70,279,557	14,051,401

Property and Equipment
Land and land improvements	11,666,479	11,666,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	13,519,305	13,457,627
Office equipment	197,308	320,345
Plant and process equipment	81,520,875	79,854,167
Construction in progress	2,252,148	1,270,164
	134,917,867	132,330,534
Less accumulated depreciation	75,273,527	66,216,333
Net property and equipment	59,644,340	66,114,201

Other Assets
Investments	36,788,435	28,059,657
Other assets	845,483	1,272,490
Total other assets	37,633,918	29,332,147

Total Assets	$167,557,815	$109,497,749

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2014	October 31, 2013

Current Liabilities
Outstanding checks in excess of bank balance	$—	$563,531
Current portion long-term debt	13,114	37,314
Accounts payable	5,575,194	6,138,295
Accrued expenses	1,908,324	1,140,979
Other current liabilities	295,340	443,407
Total current liabilities	7,791,972	8,323,526

Long-term Liabilities
Deferred compensation	235,421	190,762
Long-term debt, net of current maturities	—	1,583,889
Other long-term liabilities	306,861	1,510,848
Total long-term liabilities	542,282	3,285,499

Commitments and Contingencies

Members' Equity (19,873,000 and 19,883,000 units issued and outstanding as of October 31, 2014 and 2013, respectively)	159,223,561	97,888,724

Total Liabilities and Members’ Equity	$167,557,815	$109,497,749

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012

Revenues	$289,152,549	$350,721,175	$327,830,377

Cost of Goods Sold	225,335,539	338,014,664	322,740,236

Gross Profit	63,817,010	12,706,511	5,090,141

Operating Expenses	3,569,152	2,550,236	2,207,634

Operating Income	60,247,858	10,156,275	2,882,507

Other Income (Expense)
Other income (expense)	913,661	(527,893)	163,077
Interest expense	(196,236)	(500,872)	(217,949)
Equity in net income of investments	18,314,254	5,055,518	3,761,784
Total Other Income (Expense)	19,031,679	4,026,753	3,706,912

Net Income	$79,279,537	$14,183,028	$6,589,419

Basic & diluted net income per unit	$3.99	$0.69	$0.27
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,881,333	20,645,833	24,460,000
Distributions Per Unit	$0.90	$0.10	$0.65

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2014	October 31, 2013	October 31, 2012
Cash Flows from Operating Activities
Net income	$79,279,537	$14,183,028	$6,589,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,610,066	9,610,490	9,101,039
Unrealized loss (gain) on risk management & investing activities	27,179	(260,985)	(310,697)
Amortization of deferred revenue	(452,054)	(512,930)	(487,579)
Change in accretion amounts of interest on grant receivable	(58,167)	(5,856)	(82,530)
Earnings in excess of distributions from investments	(8,163,778)	(4,457,139)	(1,219,065)
Deferred compensation expense	38,299	15,531	64,075
Change in assets and liabilities
Accounts receivable	(3,288,622)	2,435,791	8,177,073
Inventory	2,114,262	2,919,644	(4,008,220)
Prepaid expenses and other	363,590	69,515	10,309
Accounts payable	(1,013,101)	208,664	1,008,026
Accrued expenses	773,705	189,853	(101,199)
Deferred compensation payable	—	(67,891)	(158,743)
Net cash provided by operating activities	79,230,916	24,327,715	18,581,908

Cash Flows from Investing Activities
Capital expenditures	(3,578,716)	(4,867,493)	(6,728,362)
Proceeds from sale of equipment	—	—	—
Purchase of marketable securities	(28,000,000)	—	—
Sale of marketable securities	20,000,000	—	—
Purchase of investments	(565,000)	—	—
Net cash (used in) investing activities	(12,143,716)	(4,867,493)	(6,728,362)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	(563,531)	203,193	360,338
Proceeds from long-term debt	—	17,000,000	2,692,315
Payments for long-term debt	(1,608,089)	(18,155,995)	(68,693)
Payments for debt issuance costs	—	(22,500)	—
Redemption of membership units	(50,000)	(17,000,000)	—
Distributions to members	(17,894,700)	(1,988,300)	(15,899,000)
Payment received on deferred contract	—	251,328	—
Payments received on grant receivable	473,686	252,052	576,406
Net cash (used in) financing activities	(19,642,634)	(19,460,222)	(12,338,634)

Net Increase (Decrease) in Cash and Equivalents	47,444,566	—	(485,088)

Cash and Equivalents – Beginning of Period	—	—	485,088

Cash and Equivalents – End of Period	$47,444,566	$—	$—

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2014 $0; 2013 $50,878; 2012 $25,800)	$213,765	$556,855	$203,381

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts Payable related to construction in process	$—	$—	$775,796
Equity adjustment in investee	—	—	407,946
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Consolidated Statements of Changes in Members' Equity
For the years ended October 31, 2014, 2013 and 2012

Balance - October 31, 2011	$111,595,631
Distribution for 24,460,000 Class A and Class B units, December 2011, $0.65 per unit	(15,899,000)
Equity adjustment in investee	407,946
Net income	6,589,419
Balance - October 31, 2012	102,693,996
Redemption of 4,577,000 membership units	(17,000,000)
Distribution for 19,883,000 Class A and Class B units, August 2013, $0.10 per unit	(1,988,300)
Net Income	14,183,028
Balance - October 31, 2013	97,888,724
Redemption of 10,000 membership units	(50,000)
Distribution for 19,883,000 Class A and Class B units, March & May 2014, $0.90 per unit	(17,894,700)
Net Income	79,279,537
Balance - October 31, 2014	$159,223,561

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
Marketable Securities
Marketable securities consist of certificates of deposits with original maturities of greater than three months and mutual funds. Certificates of deposit are considered held to maturity securities, which are measured at cost. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income (expense).
At October 31, 2014, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $5,211,000 and $5,264,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $3,000,000. For the year ended October 31, 2014 the Company recorded a net realized and unrealized gain of approximately $110,000 and $53,000 from these investments as part of other income (expense). There were no marketable securities as of October 31, 2013.
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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the year ended October 31, 2014 for all companies is based on the investee's results for the twelve month period ended September 30, 2014.

Revenue and Cost Recognition
Revenue from the sale of the Company's products is recognized at the time title to the goods and all risks of ownership transfer to the customers.  This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. Collectability

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

of revenue is reasonably assured based on historical evidence of collectability between the Company and its customer. Interest income is recognized as earned.

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

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. The Company occasionally also enters into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. As part of its risk management process, the Company uses futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage its risk related to commodity prices. All of the Company's derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2014, 2013 or 2012 for environmental liabilities.

Deferred Compensation Plan
The Company has a deferred compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds has a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment with the Company. Considering the portion subject to vesting, the amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of October 31, 2014 and 2013, respectively. Fair value is determined by recent trading activity of the Company's membership units.

Fair Value
Financial instruments include cash and equivalents, certificates of deposit, marketable securities, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments (see Note 8).

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2014 fiscal year, ethanol sales accounted for approximately 81% of total revenue, distiller grains sales accounted for approximately 16% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 76% of cost of goods sold.

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

Reclassification
Certain items in the prior years balance sheet and cash flow statements for the year ended October 31, 2013 have been reclassified to conform to the 2014 classifications. The changes do not affect net liabilities or net cash flow but were changed to agree with the classifications used in the October 31, 2014 financial statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

2.    INVENTORY

Inventory consisted of the following as of October 31, 2014 and October 31, 2013:

	October 31, 2014	October 31, 2013
Raw Materials	$3,150,725	$4,341,444
Work in Process	1,193,582	1,550,697
Finished Goods	515,745	1,082,173
Totals	$4,860,052	$6,974,314

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $30,000,000 and $5,000,000 and mature on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.31% as of October 31, 2014). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of October 31, 2014, the Company had no outstanding borrowings and $27.5 million additional available to borrow under the credit agreement. As of October 31, 2013 the Company has approximately $1.6 million outstanding.

The Company has other notes payable of approximately $13,000 and $50,000 outstanding as of October 31, 2014 and October 31, 2013, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases during the fiscal years ended October 31, 2014, 2013 and 2012 totaled approximately $66,507,000, $65,573,000 and $109,059,000, respectively. As of October 31, 2014 and 2013 the amount we owed to related parties was approximately $456,000 and $778,000, respectively.

Previously, the Company had a management services agreement with Homeland Energy Solutions, LLC to share the compensation costs associated with each management position covered under the agreement partially in an effort to reduce the costs of administrative overhead. This agreement was terminated on May 16, 2014. The Company recorded a reduction in expenses related to these shared costs during the fiscal years ended October 31, 2014, 2013 and 2012 of approximately $118,000, $169,000 and $166,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company has a deferred phantom unit compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds have a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment. During the fiscal years ended October 31, 2014, 2013 and 2012 the Company recorded compensation expense related to this plan of approximately $38,000, $16,000 and $64,000, respectively. As of October 31, 2014 and 2013, the Company had a liability of approximately $361,000 and $191,000 outstanding as deferred compensation, respectively and has approximately $189,000 to be recognized as future compensation expense. Two of the employees covered under this plan are fully vested and another employee has approximately three years left to vest. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of October 31, 2014. Fair value is determined by recent trading activity of the Company's membership units. The Company had approximately 26,000 unvested equivalent phantom units outstanding under this plan as of October 31, 2014.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $93,000, $89,000 and $91,000 during the years ended October 31, 2014, 2013 and 2012, respectively

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers
The Company has entered into marketing agreements with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol, distiller grains and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place are as follows:

	2014	2013	2012
Sales ethanol, distiller grains & corn oil	$293,550,000	$353,289,000	$326,671,000
Marketing fees	430,000	584,000	618,000

As of	October 31, 2014	October 31, 2013
Amount due from marketer of ethanol, distiller grains & corn oil	$7,587,000	$4,276,000

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2014, 2013 and 2012 and the fair value of derivatives as of October 31, 2014 and 2013:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(2,736,000)	$(1,232,000)	$(3,968,000)
fiscal year 2014	Cost of Goods Sold	3,108,000	1,518,000	4,626,000
	Total	$372,000	$286,000	$658,000

Commodity Contracts for the	Revenue	$(3,388,000)	$1,405,000	$(1,983,000)
fiscal year 2013	Cost of Goods Sold	1,222,000	(1,270,000)	(48,000)
	Total	$(2,166,000)	$135,000	$(2,031,000)

Commodity Contracts for the	Revenue	$693,000	$1,084,000	$1,777,000
fiscal year 2012	Cost of Goods Sold	(3,540,000)	(1,287,000)	(4,827,000)
	Total	$(2,847,000)	$(203,000)	$(3,050,000)

	Balance Sheet Classification	October 31, 2014	October 31, 2013
Futures and option contracts through March 2015
In gain position		$648,000	$3,775,000
In loss position		(726,000)	(4,131,000)
Cash held by broker		464,000	1,032,000
	Current Asset	$386,000	$676,000

As of October 31, 2014, the Company had the following approximate outstanding purchase and sales commitments, of which approximately $5,510,000 were with related parties.

	Commitments Through	Amount
Sale commitments
Distiller Grains - fixed price	March 2015	$8,799,000

Purchase commitments
Corn - fixed price	October 2015	$5,834,000
Corn - basis contract	July 2015	14,740,000
Natural gas - fixed price	March 2015	3,318,000

As of October 31, 2014, the Company has fixed price futures and forward contracts in place for approximately 8% of anticipated corn needs and 23% of natural gas needs for the next 12 months with no open positions beyond that point.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities, October 31, 2014
Assets	$5,264,000	$5,264,000	$—	$—
Derivative financial instruments
October 31, 2014
Assets	$648,000	$447,000	$201,000	$—
Liabilities	(726,000)	(610,000)	(116,000)	—
October 31, 2013
Assets	$3,775,000	$2,414,000	$1,361,000	$—
Liabilities	(4,131,000)	(1,861,000)	(2,270,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	9/30/2014	9/30/2013	9/30/2012
Current Assets	$320,903	$241,993	$224,095
Other Assets	267,563	288,159	313,018
Current Liabilities	140,262	164,813	163,804
Long-term Debt	17,007	32,597	40,396
Members’ Equity	431,197	332,744	332,913
Revenue	988,226	1,140,309	1,056,422
Gross Profit	220,216	68,152	58,844
Net Income	209,768	59,556	49,535

The following table (in 000's) shows the condensed financial information of Guardian Energy, which represents greater than 10% of the Company's net income for the year ended October 31, 2013.

Guardian Energy Condensed Financial Information
Balance Sheet	9/30/2014	9/30/2013	9/30/2012
Current Assets	$68,726	$42,981	$32,506
Other Assets	56,576	65,556	73,277
Current Liabilities	22,193	18,958	20,687
Long-term Debt	16,788	24,080	31,158
Members’ Equity	86,321	65,499	53,938

The Company recorded equity in net income of approximately $4,916,000 from Absolute Energy, $7,547,000 from Guardian Energy, $5,404,000 from Homeland Energy Solutions and $447,000 from our other investments for a total of approximately $18,314,000 for the fiscal year ended October 31, 2014. Income for the fiscal years ended October 31, 2013 and 2012 totaled approximately $5,056,000 and $3,762,000, respectively.

10. MEMBERS’ EQUITY

The Company repurchased 10,000 of Class A units during 2014 for purchase price of $50,000 and 4,577,000 of Class A units during 2013 for a purchase price of $17.0 million. The total number of Class A and B units outstanding as of October 31, 2014 and 2013 was 19,873,000 and 19,883,000, respectively. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

The Company has three leases for equipment with original terms of 5 to 10 years which extend through February 2018. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the year ending October 31, 2014, 2013 and 2012 was approximately $1,913,000, $1,732,000 and $2,198,000, respectively.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

At October 31, 2014, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2015	$1,514,000
2016	1,514,000
2017	886,000
2018	139,000
Total	$4,053,000

12. GROUP INSURANCE

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

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2014
Total revenues	$72,987,525	$79,555,311	$70,787,145	$65,822,568
Gross profit	14,393,693	18,588,889	18,992,791	11,841,637
Operating income	13,608,951	17,601,368	17,967,160	11,070,379
Net income	18,475,033	22,777,709	21,925,756	16,101,039
Basic & diluted earnings per unit	$0.93	$1.15	$1.10	$0.81

Year ended October 31, 2013
Total revenues	$85,408,162	$93,880,209	$84,597,520	$86,835,284
Gross profit (loss)	(965,555)	2,134,266	5,527,465	6,010,335
Operating income (loss)	(1,736,938)	1,585,609	4,958,513	5,349,091
Net income (loss)	(1,763,757)	2,558,407	6,982,173	7,306,205
Basic & diluted earnings (loss) per unit	$(0.08)	$0.13	$0.35	$0.37

Year ended October 31, 2012
Total revenues	$84,368,277	$79,018,996	$85,411,913	$79,031,191
Gross profit (loss)	6,946,933	850,638	(1,909,128)	(798,302)
Operating income (loss)	6,279,954	301,416	(2,344,795)	(1,354,068)
Net income (loss)	9,479,539	813,532	(2,387,429)	(1,316,223)
Basic & diluted earnings (loss) per unit	$0.39	$0.03	$(0.10)	$(0.05)

14. SUBSEQUENT EVENTS

On November 17, 2014 the board of directors declared a cash distribution of $2.60 per membership unit to the holders of Class A and Class B units of record at the close of business on November 17, 2014 for a total distribution of $51,669,800. The distribution will be recorded in the Company's first quarter financial statements for the 2015 fiscal year and was paid on December 10, 2014.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2014.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including our Executive Vice President and Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2014.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2014 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2015 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2014 fiscal year end. This proxy statement is referred to in this report as the 2015 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2015 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)	Financial Statements

The financial statements appear beginning at page 31 of this report.

(2)	Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.
3.3	First Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC dated February 20, 2012.		Exhibit 3.1 to the registrants Form 10-Q filed with the Commission on March 15, 2012.
3.4	Second Amendment to the Third Amended and Restated Operating Agreement of Golden Grain energy, LLC dated February 25, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
10.1	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 14, 2006.
10.2	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.3	Management Phantom Unit and Bonus Plan dated December 19, 2008.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.4	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2009.
10.5	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.6	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.7	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.8	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +		Exhibit 10.21 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.11	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +		Exhibit 10.22 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.12	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.13	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.

10.14	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.15	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on December 23, 2011.
10.16	Member Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Golden Grain Energy, LLC dated August 27, 2012.+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 13, 2012.
10.17	Membership Unit Repurchase Agreement dated December 12, 2012 between Golden Grain Energy, LLC and Steven Retterath.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.18	Amendment to the Master Loan Agreement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.19	Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.20	$5,000,000 Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.21	Termination Agreement dated May 16, 2014 between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014.
14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2014 and October 31, 2013, (ii) Statements of Operations for the fiscal years ended October 31, 2014, 2013 and 2012, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2014, 2013 and 2012, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2014, 2013 and 2021, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 22, 2014	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	December 22, 2014	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 22, 2014	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 22, 2014	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 22, 2014	/s/ Stan Laures
Stan Laures, Director

Date:	December 22, 2014	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 22, 2014	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 22, 2014	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 22, 2014	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 22, 2014	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 22, 2014	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 22, 2014	/s/ Roger Shaffer
Roger Shaffer, Director