Form 10-Q
period 2015-04-30
GOLDEN GRAIN ENERGY
filed 2015-06-11
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of June 11, 2015, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	April 30, 2015	October 31, 2014
	(Unaudited)
Current Assets
Cash and equivalents	$23,881,883	$47,444,566
Marketable securities	6,178,877	8,262,637
Accounts receivable	5,074,470	7,586,542
Other receivables	1,410,281	752,305
Derivative instruments	566,477	385,815
Inventory	8,533,491	4,860,052
Prepaid expenses and other	1,912,994	987,640
Total current assets	47,558,473	70,279,557

Property and Equipment
Land and land improvements	12,516,479	11,666,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	14,641,955	13,519,305
Office equipment	197,308	197,308
Plant and process equipment	82,987,868	81,520,875
Construction in progress	2,502,246	2,252,148
	138,607,608	134,917,867
Less accumulated depreciation	79,292,919	75,273,527
Net property and equipment	59,314,689	59,644,340

Other Assets
Investments	26,372,686	36,788,435
Other assets	610,247	845,483
Total other assets	26,982,933	37,633,918

Total Assets	$133,856,095	$167,557,815

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2015	October 31, 2014
	(Unaudited)
Current Liabilities
Current portion long-term debt	$—	$13,114
Accounts payable	5,417,771	5,575,194
Accrued expenses	1,301,153	1,908,324
Other current liabilities	202,863	295,340
Total current liabilities	6,921,787	7,791,972

Long-term Liabilities
Deferred compensation	258,560	235,421
Deferred revenue, net of current portion	251,668	306,861
Total long-term liabilities	510,228	542,282

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	126,424,080	159,223,561

Total Liabilities and Members’ Equity	$133,856,095	$167,557,815

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenues	$52,854,192	$79,555,311	$113,902,315	$152,542,836

Cost of Goods Sold	49,027,807	60,966,422	97,721,660	119,560,254

Gross Profit	3,826,385	18,588,889	16,180,655	32,982,582

Operating Expenses	695,417	987,521	1,751,405	1,772,263

Operating Income	3,130,968	17,601,368	14,429,250	31,210,319

Other Income (Expense)
Other income	415,568	363,388	498,432	452,277
Interest (expense)	(34,318)	(46,701)	(69,607)	(109,986)
Equity in net income of investments	455,468	4,859,654	4,012,244	9,700,132
Total Other Income	836,718	5,176,341	4,441,069	10,042,423

Net Income	$3,967,686	$22,777,709	$18,870,319	$41,252,742

Basic & diluted net income per unit	$0.20	$1.15	$0.95	$2.07
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,883,000	19,873,000	19,883,000
Distributions Per Unit	$—	$0.40	$2.60	$0.90

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2015	April 30, 2014
Cash Flows from Operating Activities
Net income	$18,870,319	$41,252,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,025,134	4,837,479
Unrealized (gain) on risk management & investing activities	(246,902)	(1,025,448)
Amortization of deferred revenue	(147,670)	(226,873)
Change in accretion of interest on grant receivable	31,211	(8,410)
Distributions (earning) in excess of earnings (distributions) from investments	10,415,749	(3,821,656)
Deferred compensation expense	149,153	35,931
Change in assets and liabilities
Accounts receivable	2,512,072	2,031,345
Inventory	(3,673,439)	(4,660,254)
Prepaid expenses and other	(1,891,271)	(238,491)
Accounts payable	(157,423)	934,087
Accrued expenses	(607,171)	51,958
Deferred compensation payable	(126,014)	—
Net cash provided by operating activities	29,153,748	39,162,410

Cash Flows from Investing Activities
Capital expenditures	(3,689,741)	(1,189,275)
Purchase of marketable securities	(3,000,000)	—
Proceeds from sale of marketable securities	5,150,000	—
Purchase of investments	—	(110,000)
Net cash (used in) investing activities	(1,539,741)	(1,299,275)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance	—	(563,531)
Payments for long-term debt	(13,114)	(1,589,060)
Distributions to members	(51,669,800)	(9,941,500)
Payments received on grant receivable	506,224	236,843
Net cash (used in) financing activities	(51,176,690)	(11,857,248)

Net (Decrease) Increase in Cash and Equivalents	(23,562,683)	26,005,887

Cash and Equivalents – Beginning of Period	47,444,566	—

Cash and Equivalents – End of Period	$23,881,883	$26,005,887

Supplemental Cash Flow Information
Cash paid for interest	$82,953	$123,837

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Deferred revenue reclassified as a reduction in fixed assets	—	450,000
Distributions Declared and unpaid	—	7,953,200

Notes to Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2015

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

At April 30, 2015, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $6,136,000 and $6,179,000, respectively. At October 31, 2014, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $5,211,000 and $5,263,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $3,000,000. For the three months ended April 30, 2015 the Company recorded a net unrealized loss of approximately $17,000 from these investments as part of other income (expense). For the six months ended April 30, 2015 the Company recorded a net realized and unrealized gain of approximately $23,000 and $42,000 from these investments as part of other income (expense). There were no marketable securities as of April 30, 2014.

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
April 30, 2015

treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the period ended April 30, 2015 for all companies is based on the investee's results for the three and six months ended March 31, 2015.

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
April 30, 2015

financial statements. The fair values of contracts are presented on the accompanying balance sheet as derivative instruments net of cash due from/to broker.

Deferred Compensation
The Company has a deferred compensation plan for certain employees equal to 1% of net income. One-third of the amount is paid in cash immediately and the other two-thirds has a vesting schedule of the lesser of five years from the grant date or seven years of continuous employment with the Company. The amount to be recognized in future years as compensation expense is estimated based on the greater of fair market value or book value of the Company's membership units as of April 30, 2015. Fair value is determined by recent trading activity of the Company's membership units.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and six months ended April 30, 2015, ethanol sales accounted for approximately 78% and 81% of total revenue, respectively, distiller grains sales accounted for approximately 19% and 16% of total revenue, respectively, and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 80% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of April 30, 2015 and October 31, 2014:

	April 30, 2015	October 31, 2014
Raw Materials	$4,170,878	$3,150,725
Work in Process	1,261,496	1,193,582
Finished Goods	3,101,117	515,745
Totals	$8,533,491	$4,860,052

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $30,000,000 and $5,000,000 which mature on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.34% as of April 30,

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2015

2015). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013. Agreement allows for additional reductions in the maximum borrowings at the Company's request.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of April 30, 2015, the Company had no outstanding borrowings and $20.0 million additional available to borrow under the credit agreement. As of October 31, 2014, the Company had no borrowings outstanding.

The Company had other notes payable of approximately $0 and $13,000 outstanding as of April 30, 2015 and October 31, 2014, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases from the related parties during the three and six months ended April 30, 2015 totaled approximately $18,777,000 and $37,760,000, respectively. Purchases during the three and six months ended April 30, 2014 totaled approximately $20,412,000 and $37,389,000, respectively. As of April 30, 2015 the amount owed to related parties was approximately $166,000.

Previously, the Company had a management services agreement with Homeland Energy Solutions, LLC to share the compensation costs associated with each management position covered under the agreement partially in an effort to reduce the costs of administrative overhead. This agreement was terminated on May 16, 2014. The Company recorded a reduction in expenses related to these shared costs during the three months and six months ended April 30, 2014 of approximately $57,000 and $118,000, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Sales ethanol, distiller grains & corn oil	$53,092,000	$79,658,000	$114,172,000	$156,363,000
Marketing fees	118,000	104,000	207,000	205,000

As of	April 30, 2015	October 31, 2014
Amount due from marketer	$5,074,000	$7,587,000

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
Notes to Unaudited Financial Statements
April 30, 2015

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the periods ended April 30, 2015 and 2014 and the fair value of derivatives as of April 30, 2015 and October 31, 2014:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(189,000)	$69,000	$(120,000)
three months ended April 30, 2015	Cost of Goods Sold	245,000	480,000	725,000
	Total	$56,000	$549,000	$605,000

Commodity Contracts for the	Revenue	$—	$1,000	$1,000
three months ended April 30, 2014	Cost of Goods Sold	(617,000)	(1,519,000)	(2,136,000)
	Total	$(617,000)	$(1,518,000)	$(2,135,000)

Commodity Contracts for the	Revenue	$(47,000)	$(16,000)	$(63,000)
six months ended April 30, 2015	Cost of Goods Sold	432,000	679,000	1,111,000
	Total	$385,000	$663,000	$1,048,000

Commodity Contracts for the	Revenue	$(2,299,000)	$(1,316,000)	$(3,615,000)
six months ended April 30, 2014	Cost of Goods Sold	(2,655,000)	1,073,000	(1,582,000)
	Total	$(4,954,000)	$(243,000)	$(5,197,000)

	Balance Sheet Classification	April 30, 2015	October 31, 2014
Futures and option contracts through December 2015
In gain position		$768,000	$648,000
In loss position		(183,000)	(726,000)
Cash held by (due to) broker		(19,000)	464,000
	Current Asset	$566,000	$386,000

As of April 30, 2015, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $11,203,000 of the purchase commitments were with related parties.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2015

	Commitments Through	Amount
Sale commitments
Ethanol - fixed price	May 2015	$137,000
Distiller Grains - fixed price	August 2015	9,894,000

Purchase commitments
Corn - fixed price	July 2016	$10,449,000
Corn - basis contract	July 2015	11,879,000
Natural gas - fixed price	March 2016	500,000

As of April 30, 2015, the Company has fixed price futures and forward contracts in place for approximately 14% of our anticipated corn needs, 5% of our natural gas needs and 4% of our ethanol sales for the next 12 months with limited open positions beyond that period.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2015

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, April 30, 2015	$6,179,000	$6,179,000	$—	$—
Assets, October 31, 2014	5,263,000	5,263,000	—	—
Derivative financial instruments
April 30, 2015
Assets	$768,000	$528,000	$240,000	$—
Liabilities	(183,000)	(11,000)	(172,000)	—
October 31, 2014
Assets	$648,000	$447,000	$201,000	$—
Liabilities	(726,000)	(610,000)	(116,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	3/31/2015	9/30/2014
Current Assets	$264,333	$320,903
Other Assets	258,729	267,563
Current Liabilities	164,189	140,262
Long-term Debt	41,441	17,007
Members’ Equity	317,433	431,197

	Three Months Ended April 30.		Six Months Ended April 30.
Income Statement	2015	2014	2015	2014
Revenue	$173,704	$246,580	$395,247	$510,150
Gross Profit	7,812	57,491	57,041	116,726
Net Income	3,293	53,573	47,329	106,961

The Company recorded equity in net income (loss) of approximately (in 000's):

	Three Months Ended April 30,		Six Months Ended April 30,
Equity in Net Income (Loss)	2015	2014	2015	2014
Absolute Energy	$193	$1,144	$1,437	$2,538
Guardian Energy	(346)	2,360	1,021	4,657
Homeland Energy Solutions	222	1,158	1,212	2,158
Other	386	198	342	347
Total	$455	$4,860	$4,012	$9,700

The following table shows the condensed financial information of Guardian Energy, which represents greater than 10% of the net income for the six months ended April 30, 2014:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
April 30, 2015

Guardian Energy Condensed Financial Information
Balance Sheet	3/31/2015	9/30/2014
Current Assets	$20,538	$68,726
Other Assets	51,547	56,576
Current Liabilities	14,688	22,193
Long-term Debt	41,200	16,788
Members’ Equity	16,197	86,321

	Three Months Ended		Six Months Ended
Income Statement	3/31/2015	3/31/2014	3/31/2015	3/31/2014
Revenue	$50,177	$86,473	$115,117	$170,075
Gross Profit	1,294	25,255	17,647	50,813
Net Income	(3,049)	22,165	9,876	43,770

9. SUBSEQUENT EVENTS

On May 18, 2015 the board of directors declared a cash distribution of $0.50 per membership unit to the holders of Class A and Class B units of record at the close of business on May 18, 2015 for a total distribution of $9,936,500. The distribution will be recorded in the Company's third quarter financial statements for the 2015 fiscal year and was paid in June 2015.

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

On November 17, 2014, our board of directors declared a distribution of $2.60 per membership unit for members of record as of November 17, 2014. The total amount of the distribution was $51,669,800 which was paid in December 2014. On May 18, 2015, our board of directors declared a distribution of $0.50 per membership unit for members of record as of that date. The total amount to be distributed was $9,936,500 and was paid in June 2015.

Results of Operations

Comparison of the Three Months Ended April 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$52,854,192	100.0	$79,555,311	100.0
Cost of Goods Sold	49,027,807	92.8	60,966,422	76.6
Gross Profit	3,826,385	7.2	18,588,889	23.4
Operating Expenses	695,417	1.3	987,521	1.2
Operating Income	3,130,968	5.9	17,601,368	22.1
Other Income	836,718	1.6	5,176,341	6.5
Net Income	$3,967,686	7.5	$22,777,709	28.6

Revenues. Our total revenue was lower for our second quarter of 2015 compared to the same period of 2014 due to lower average prices that we received for our products. For our second quarter of 2015, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our second quarter of 2014, ethanol sales accounted for approximately 83% of our total revenue, distiller grains sales accounted for approximately 15% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue.

The average price per gallon we received for our ethanol was approximately 44% lower for our second quarter of 2015 compared to the same period of 2014. Management attributes this decrease in the average price we received for our ethanol with lower oil and corn prices which typically impacts ethanol prices. During our first and second quarters of 2014, there were significant rail shipping delays which management believes reduced supply and supported higher ethanol prices during that time.

While we experienced decreasing ethanol prices toward the beginning of our second quarter of 2015 which limited our profitability, towards the end of our second quarter of 2015 our operating margins improved. Management anticipates that we will maintain positive operating margins for the remaining quarters of our 2015 fiscal year based on current projections. Further, we experienced significantly lower gasoline prices at the beginning of our second quarter of 2015 due to lower oil prices. Ethanol typically trades at a discount compared to the price of gasoline which makes ethanol a favorable product for fuel blenders to use in order to decrease gasoline prices. When gasoline prices decreased, it resulted in lower ethanol prices. Towards the end of our second quarter of 2015, gasoline prices increased which positively impacted market ethanol prices and resulted in improved operating margins. Management anticipates continued volatility in the ethanol market as a result of changing gasoline prices which impacts ethanol demand and ultimately prices.

According to the United States Energy Information Administration (EIA), the United States exported a record volume of ethanol during 2014. Management believes that this increase in ethanol exports was due in part to lower ethanol prices domestically along with increased worldwide demand for ethanol which both spurred ethanol exports. Management anticipates that ethanol exports may continue at the current levels due to anticipated continued low ethanol prices. Management believes that strong ethanol exports may be necessary to maintain positive operating margins for United States ethanol producers.

We sold approximately 12% more gallons of ethanol during our second quarter of 2015 compared to the same period of 2014. As a result of rail logistics issues we experienced during our first and second quarters of 2014, we were required to slow operations during that time and our ethanol inventory increased which decreased our ethanol sales. In addition, our total ethanol production was 14% higher during our second fiscal quarter of 2015 as compared to the second quarter of 2014 due to increased production efficiencies during 2015 as well as slowed operations during 2014 as a result of rail logistics. We anticipate production levels to be slightly higher in the remaining quarters of our 2015 fiscal year as compared to 2014 as long as rail shipping and logistic delays are minimal during 2015.

During our second quarter of 2015, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $120,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized gain on our ethanol derivative instruments of $1,000 during our second quarter of 2014 which increased our revenue.

The average price per ton we received for our dried distillers grains was approximately 23% less for our second quarter of 2015 compared to the same period of 2014. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 4% less for our second quarter of 2015 compared to the same period of 2014. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2014 harvest. China started accepting distiller grains exports from the United States at the end of 2014 after nearly six months when China did not accept distiller grains from the United States. China objected to distiller grains exports from the United States based on a genetic corn trait which was not approved in China. This corn trait was present in distiller grains produced in the United States. While China has restarted imports of distiller grains, many are concerned that China could once again refuse distiller grains from the United States which results in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact distiller grains prices. However, with China reentering the distiller grains market, distiller grains prices have trended higher and have positively impacted our operating margins. Management anticipates that distiller grains will continue to trade at a relative value of nearly 100% of corn for the foreseeable future.

Our distiller grains production was approximately 4% more during our second quarter of 2015 compared to the same period of 2014 due primarily to an increase in the amount of ethanol we produced. Conversely, we experienced an improvement in our conversion rate of corn into ethanol which resulted in lower distiller grains production. As we extract more ethanol from a bushel of corn, it results in less total tons of distiller grains produced. Management anticipates slightly higher ethanol production due to improved rail logistics which may result in higher distiller grains production during the remaining quarters of 2015 compared to 2014.

We sold approximately 24% more pounds of corn oil during our second quarter of 2015 compared to the same period of 2014. This increase in corn oil sales resulted from increased ethanol production during the 2015 period. Management anticipates that corn oil production will be at a comparable rate per bushel during the remaining quarters of our 2015 fiscal year to our second quarter of 2015. The average price per pound we received for our corn oil was approximately 12% less for our second quarter of 2015 compared to the same period of 2014. Management attributes this decline in corn oil prices with increased corn oil supply in the market which has not been met by corresponding increases in corn oil demand. In addition, corn oil substitutes for biodiesel production such as soybean oil have been priced lower recently which has negatively impacted corn oil prices. Management anticipates continued competition from these competing products which may continue to result in lower corn oil prices. Further, management anticipates continued volatility in corn oil prices due to uncertainty regarding corn oil demand. The biodiesel industry is a major source of corn oil demand. However, recent legislative uncertainty related to the biodiesel production tax credit has negatively impacted biodiesel production which has a corresponding impact on corn oil prices.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our second quarter of 2015 compared to the same period of 2014 due primarily to lower corn costs and natural gas costs. Our average cost per bushel of corn was approximately 19% lower during our second quarter of 2015 compared to the same period of 2014. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. Management believes corn prices have somewhat stabilized and will continue to trade in a window similar to what was experienced during the first part of 2015. In addition, China is currently accepting corn and distiller grain imports that were previously banned which may provide support for corn prices in the United States. Management anticipates continued lower average corn prices during our 2015 fiscal year as compared to recent years.

We consumed approximately 11% more corn during our second quarter of 2015 compared to the same period of 2014 due to increased ethanol production. In addition, we were able to improve our corn conversion rate by approximately 2% during our second quarter of 2015 compared to the same period of 2014 which allowed us to produce more of our products per bushel of corn. Management anticipates consistent corn consumption during the rest of our 2015 fiscal year provided we continue to experience profitable operating margins and do not experience rail transportation delays which require us to reduce production.

Our natural gas costs decreased by approximately 60% during our second quarter of 2015 compared to the same period of 2014. The average price we paid per MMBtu of natural gas was approximately 61% lower during our second quarter of 2015 compared to the same period of 2014. Management attributes this decrease in natural gas prices with lower commodity and energy prices during the 2015 period. Further, we experienced a spike in natural gas prices during our second quarter of 2014 which resulted in significantly higher natural gas prices during that time. Management anticipates that natural gas prices will continue to trade in a range which has been typical of previous years. Our natural gas consumption during our second quarter of 2015 was approximately 3% higher compared to the same period of 2014. Management attributes this increase in our natural gas consumption with increased ethanol production.

We experienced approximately $725,000 of combined realized and unrealized gains for our second quarter of 2015 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $2,136,000 of combined realized and unrealized losses for the same period of 2014 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were significantly lower during our second quarter of 2015 compared to the same period of 2014 primary due to less personnel expense during 2015 and higher contributions to trade organizations during 2014 as compared to the second fiscal quarter of 2015. Management anticipates that our operating expenses will remain slightly lower during the remaining quarters of our 2015 fiscal year compared to our 2014 fiscal year.

Other Income (Expense). Other income was lower for our second quarter of 2015 compared to the same period of 2014 due to a decrease in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced less favorable operating margins during our first quarter of 2015. We had less interest expense during our second quarter of 2015 compared to the same period of 2014 due to less outstanding borrowing on our revolving loan.

Comparison of the Six Months Ended April 30, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$113,902,315	100.0	$152,542,836	100.0
Cost of Goods Sold	97,721,660	85.8	119,560,254	78.4
Gross Profit	16,180,655	14.2	32,982,582	21.6
Operating Expenses	1,751,405	1.5	1,772,263	1.2
Operating Income	14,429,250	12.7	31,210,319	20.5
Other Income	4,441,069	3.9	10,042,423	6.6
Net Income	$18,870,319	16.6	$41,252,742	27.0

Revenues. Our total revenue was lower for our six months ended April 30, 2015 compared to the same period of 2014 due to lower average prices that we received for our products. For our six months ended April 30, 2015, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our second quarter of 2014, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue.

The average price per gallon we received for our ethanol was approximately 32% lower for our six months ended April 30, 2015 compared to the same period of 2014. Management attributes this decrease in the average price we received for our ethanol with lower oil and corn prices which typically impacts ethanol prices. During our first two quarters of 2014, there were significant rail shipping delays which management believes reduced ethanol supply and in turn supported higher ethanol prices during that time.

We sold approximately 6% more gallons of ethanol during our six months ended April 30, 2015 compared to the same period of 2014. As a result of rail logistics issues we experienced during the first half of 2014, we were required to slow operations during that time and our ethanol inventory increased which decreased our ethanol sales. We have also experienced increased production efficiencies during 2015 which has increased the gallons of ethanol we are able to produce and sell. We did not experience the same logistics issues during our two fiscal quarters of 2015 which resulted in increased ethanol sales during the 2015 period.

During our six months ended April 30, 2015, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $63,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of $3,615,000 during our six months ended April 30, 2014, which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 26% less for our six months ended April 30, 2015 compared to the same period of 2014. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 32% less for our six months ended April 30, 2015 compared to the same period of 2014. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2014 harvest.

Our dried distiller grains production was approximately 3% less during our six months ended April 30, 2015 compared to the same period of 2014 due primarily to an increase in the amount of modified/wet distillers grains we produced. In addition, we experienced an improvement in our conversion rate of corn into ethanol which resulted in lower distiller grains production. As we extract more ethanol from a bushel of corn, it results in less total tons of distiller grains produced.

We sold approximately 7% more pounds of corn oil during our six months ended April 30, 2015 compared to the same period of 2014. This increase in corn oil sales resulted from increased ethanol production and corn usage as well as improved corn oil extraction techniques during the 2015 period. The average price per pound we received for our corn oil was approximately 13% less for our six months ended April 30, 2015 compared to the same period of 2014. Management attributes this decline in corn oil prices with increased corn oil supply in the market which has not been met by corresponding increases in corn oil demand. In addition, corn oil substitutes for biodiesel production such as soybean oil have been priced lower recently which has negatively impacted corn oil prices.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our six months ended April 30, 2015 compared to the same period of 2014 due primarily to lower corn costs and natural gas costs. Our average cost per bushel of corn was approximately 18% lower during our six months ended April 30, 2015 compared to the same period of 2014. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices.

We consumed approximately 5% more corn during our six months ended April 30, 2015 compared to the same period of 2014 due to increased ethanol production which was offset by improved corn conversion efficiency. We were able to improve our corn conversion rate by approximately 2% during our six months ended April 30, 2015 compared to the same period of 2014 which allowed us to produce more of our products per bushel of corn.

Our natural gas costs decreased by approximately 44% during our six months ended April 30, 2015 compared to the same period of 2014. The average price we paid per MMBtu of natural gas was approximately 44% lower during our six months ended April 30, 2015 compared to the same period of 2014. Management attributes this decrease in natural gas prices with lower commodity and energy prices during the 2015 period. Further, we experienced a spike in natural gas prices during the first half of 2014 which resulted in significantly higher natural gas prices during that time. Our natural gas consumption during our six months ended April 30, 2015 was approximately 2% lower compared to the same period of 2014. Management attributes this decrease in our natural gas consumption with capital improvements we made to our thermal oxidier which made it more energy efficient.

We experienced approximately $1,111,000 of combined realized and unrealized gains for our six months ended April 30, 2015 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $1,582,000 of combined realized and unrealized losses for the same period of 2014 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were similar during our six months ended April 30, 2015 compared to the same period of 2014. Management anticipates that our operating expenses will remain steady or slightly decrease during the remaining quarters of our 2015 fiscal year compared to our 2014 fiscal year.

Other Income (Expense). Other income was lower for our six months ended April 30, 2015 compared to the same period of 2014 due to a decrease in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced less favorable operating margins during our first six months of 2015. We had less interest expense during our six months ended April 30, 2015 compared to the same period of 2014 due to less outstanding borrowing on our revolving loan.

Changes in Financial Condition for the Six Months Ended April 30, 2015

Current Assets. We had less cash and equivalents as well as marketable securities at April 30, 2015 compared to October 31, 2014. This decrease in our cash position and marketable securities is due to a $51,669,800 distribution paid to members in December 2014. The decrease in our accounts receivable at April 30, 2015 compared to October 31, 2014 was due to reduced ethanol prices at the end of our second quarter of 2015 compared to the end of our 2014 fiscal year in addition to the timing of a unit train shipment. The value of our inventory was greater at April 30, 2015 compared to October 31, 2014 primarily due to increased finished goods inventory due to timing of a unit train shipment.

Property and Equipment. The net value of our property and equipment was slightly higher at April 30, 2015 compared to October 31, 2014 due to an increase in capital projects offset by depreciation. We had approximately $2.5 million in construction in progress at April 30, 2015 related to various capital projects we were conducting during our 2014 and 2015 fiscal years, including our syrup loadout and centrifuge projects.

Other Assets. Our other assets were lower at April 30, 2015 compared to October 31, 2014 due to a decrease in the value of our various investments caused by distributions received in excess of earnings recorded for the six months ended April 30, 2015.

Current Liabilities. Our accounts payable at April 30, 2015 were comparable to October 31, 2014. Our accrued expenses were lower at April 30, 2015 compared to October 31, 2014 due to payment of employee benefits as it relates to bonuses for our 2014 fiscal year. These payments are typically made during our first quarter each year.

Long-term Liabilities. Our long-term liabilities were similar at April 30, 2015 compared to October 31, 2014.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of April 30, 2015, we had $20 million available pursuant to our revolving term loan and approximately $30 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the six months ended April 30, 2015 and 2014:

	Six Months Ended April 30,
	2015	2014
Net cash provided by operating activities	$29,153,748	$39,162,410
Net cash (used in) investing activities	(1,539,741)	(1,299,275)
Net cash (used in) financing activities	(51,176,690)	(11,857,248)

Cash Flow From Operations

Our cash flows from operations for the six months ended April 30, 2015 were lower compared to the same period of 2014 due primarily to decreased income offset by distributions received in excess of earnings from our investments.

Cash Flow From Investing Activities

We used more cash for investing activities during our six months ended April 30, 2015 compared to the same period of 2014 primarily due to increased capitial expenditures as well as purchases of marketable securities offset by the sale of marketable securities. During our six months ended April 30, 2014, we used cash for capital expenditures related to additional rail loading infrastructure and other upgrades throughout the facility.

Cash Flow From Financing Activities.

During our six months ended April 30, 2015, we primarily used cash for financing activities related to a distribution we paid to members. During our six months ended April 30, 2014, we used more cash for the payment of long-term debt.

Short-Term and Long-Term Debt Sources

We have a credit facility with Farm Credit with an initial availability of $35 million, which currently has availability of $20 million. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. The loan agreement allows for additional reductions in the maximum borrowings at our request. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of April 30, 2015, we had $0 outstanding on this loan with an accrued interest rate of 3.34% per year. As of April 30, 2015, we had approximately $20 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2015, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of April 30, 2015. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2015, we had price protection in place for approximately 14% of our anticipated corn needs, 5% of our natural gas needs and 4% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,953,000	MMBTU	10%	$1,074,000
Ethanol	110,881,600	Gallons	10%	15,490,000
Corn	33,939,000	Bushels	10%	12,995,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended April 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

(a)	The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Revolving Term Loan Supplement between CoBank and Golden Grain Energy dated March 20, 2015.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2015 and October 31, 2014, (ii) Statements of Operations for the three and six months ended April 30, 2015 and 2014, (iii) Statements of Cash Flows for the six months ended April 30, 2015 and 2014, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 11, 2015	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	June 11, 2015	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)