Form 10-Q
period 2015-07-31
GOLDEN GRAIN ENERGY
filed 2015-09-11
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 11, 2015, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2015	October 31, 2014
	(Unaudited)
Current Assets
Cash and equivalents	$23,640,864	$47,444,566
Marketable securities	6,179,328	8,262,637
Accounts receivable	1,932,651	7,586,542
Other receivables	646,880	752,305
Derivative instruments	686,093	385,815
Inventory	7,487,102	4,860,052
Prepaid expenses and other	1,883,280	987,640
Total current assets	42,456,198	70,279,557

Property and Equipment
Land and land improvements	12,516,479	11,666,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	14,683,495	13,519,305
Office equipment	197,308	197,308
Plant and process equipment	85,859,011	81,520,875
Construction in progress	2,352,295	2,252,148
	141,370,340	134,917,867
Less accumulated depreciation	81,308,209	75,273,527
Net property and equipment	60,062,131	59,644,340

Other Assets
Investments	28,229,346	36,788,435
Other assets	361,453	845,483
Total other assets	28,590,799	37,633,918

Total Assets	$131,109,128	$167,557,815

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2015	October 31, 2014
	(Unaudited)
Current Liabilities
Current portion long-term debt	$—	$13,114
Accounts payable	5,232,658	5,575,194
Accrued expenses	1,391,694	1,908,324
Other current liabilities	145,485	295,340
Total current liabilities	6,769,837	7,791,972

Long-term Liabilities
Deferred compensation	266,486	235,421
Deferred revenue, net of current portion	229,075	306,861
Total long-term liabilities	495,561	542,282

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	123,843,730	159,223,561

Total Liabilities and Members’ Equity	$131,109,128	$167,557,815

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Revenues	$52,082,545	$70,787,145	$165,984,860	$223,329,981

Cost of Goods Sold	46,027,948	51,794,354	143,749,608	171,354,608

Gross Profit	6,054,597	18,992,791	22,235,252	51,975,373

Operating Expenses	739,917	1,025,631	2,491,322	2,797,894

Operating Income	5,314,680	17,967,160	19,743,930	49,177,479

Other Income (Expense)
Other income	44,897	80,665	543,329	532,942
Interest (expense)	(25,087)	(45,828)	(94,694)	(155,814)
Equity in net income of investments	2,021,660	3,923,759	6,033,904	13,623,891
Total Other Income	2,041,470	3,958,596	6,482,539	14,001,019

Net Income	$7,356,150	$21,925,756	$26,226,469	$63,178,498

Basic & diluted net income per unit	$0.37	$1.10	$1.32	$3.18
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,883,000	19,873,000	19,883,000
Distributions Per Unit	$0.50	$—	$3.10	$0.90

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2015	July 31, 2014
Cash Flows from Operating Activities
Net income	$26,226,469	$63,178,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,043,295	7,237,273
Unrealized (gain) on risk management & marketable securities	(366,969)	(653,853)
Amortization of deferred revenue	(227,641)	(313,050)
Change in accretion of interest on grant receivable	(45,592)	(17,159)
Distributions (earnings) in excess of earnings (distributions) from investments	8,559,089	(4,553,415)
Deferred compensation expense	157,079	38,299
Change in assets and liabilities
Accounts receivable	5,653,891	(3,279,894)
Inventory	(2,627,050)	(254,561)
Prepaid expenses and other	(775,430)	(119,278)
Accounts payable	(1,163,525)	(63,734)
Accrued expenses	(516,630)	212,794
Deferred compensation payable	(126,014)	—
Net cash provided by operating activities	40,790,972	61,411,920

Cash Flows from Investing Activities
Capital expenditures	(5,631,484)	(2,097,121)
Purchase of marketable securities	(3,000,000)	(13,750,000)
Proceeds from sale of marketable securities	5,150,000	—
Purchase of investments	—	(330,000)
Net cash (used in) investing activities	(3,481,484)	(16,177,121)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance	—	(563,531)
Payments for long-term debt	(13,114)	(1,598,480)
Distributions to members	(61,606,300)	(17,894,700)
Payments received on grant receivable	506,224	473,686
Net cash (used in) financing activities	(61,113,190)	(19,583,025)

Net (Decrease) Increase in Cash and Equivalents	(23,803,702)	25,651,774

Cash and Equivalents – Beginning of Period	47,444,566	—

Cash and Equivalents – End of Period	$23,640,864	$25,651,774

Supplemental Cash Flow Information
Cash paid for interest	$108,598	$169,896

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in process	$820,989	$—
Deferred revenue reclassified as a reduction in fixed assets	—	450,000

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

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

At July 31, 2015, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $6,136,000 and $6,179,000, respectively. At October 31, 2014, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $5,211,000 and $5,263,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $3,000,000. For the three months ended July 31, 2015 the Company recorded a net unrealized gain of approximately $1,000 from these investments as part of other income (expense). For the nine months ended July 31, 2015 the Company recorded a net realized and unrealized gain of approximately $23,000 and $43,000, respectively, from these investments as part of other income (expense). For the three and nine months ended July 31, 2014 the Company recorded a net unrealized loss of approximately $24,000 from these investments as part of other income (expense).

Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the period ended July 31, 2015 for all companies is based on the investee's results for the three and nine months ended June 30, 2015.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

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

Fair Value
Financial instruments include cash and equivalents, certificates of deposit, marketable securities, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices. The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value, determined using level 3 inputs, of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and nine months ended July 31, 2015, ethanol sales accounted for approximately 77% and 80% of total revenue, respectively, distiller grains sales accounted for approximately 20% and 17% of total revenue, respectively, and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 74% and 78% of cost of goods sold, respectively.

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

2.    INVENTORY

Inventory consisted of the following as of July 31, 2015 and October 31, 2014:

	July 31, 2015	October 31, 2014
Raw Materials	$3,863,173	$3,150,725
Work in Process	1,247,174	1,193,582
Finished Goods	2,376,755	515,745
Totals	$7,487,102	$4,860,052

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $30,000,000 and $5,000,000 which mature on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.34% as of July 31, 2015). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013. The agreement allows for additional reductions in the maximum borrowings at the Company's request.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of July 31, 2015, the Company had no outstanding borrowings and $20 million additional available to borrow under the credit agreement. As of October 31, 2014, the Company had no borrowings outstanding.

The Company had other notes payable of approximately $0 and $13,000 outstanding as of July 31, 2015 and October 31, 2014, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases from the related parties during the three and nine months ended July 31, 2015 totaled approximately $16,056,000 and $53,816,000, respectively. Purchases during the three and nine months ended July 31, 2014 totaled approximately $14,443,000 and $51,832,000, respectively. As of July 31, 2015 the amount owed to related parties was approximately $5,000.

Previously, the Company had a management services agreement with Homeland Energy Solutions, LLC to share the compensation costs associated with each management position covered under the agreement partially in an effort to reduce the costs of administrative overhead. This agreement was terminated on May 16, 2014. The Company recorded a reduction in expenses related to these shared costs during the three months and nine months ended July 31, 2014 of approximately none and $118,000, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014
Sales ethanol, distiller grains & corn oil	$52,137,000	$71,437,000	$166,309,000	$227,800,000
Marketing fees	113,000	105,000	320,000	310,000

As of	July 31, 2015	October 31, 2014
Amount due from marketer	$1,932,000	$7,587,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the periods ended July 31, 2015 and 2014 and the fair value of derivatives as of July 31, 2015 and October 31, 2014:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$91,000	$(32,000)	$59,000
three months ended July 31, 2015	Cost of Goods Sold	(423,000)	(184,000)	(607,000)
	Total	$(332,000)	$(216,000)	$(548,000)

Commodity Contracts for the	Revenue	$(474,000)	$(70,000)	$(544,000)
three months ended July 31, 2014	Cost of Goods Sold	2,367,000	3,516,000	5,883,000
	Total	$1,893,000	$3,446,000	$5,339,000

Commodity Contracts for the	Revenue	$43,000	$(48,000)	$(5,000)
nine months ended July 31, 2015	Cost of Goods Sold	8,000	496,000	504,000
	Total	$51,000	$448,000	$499,000

Commodity Contracts for the	Revenue	$(2,774,000)	$(1,386,000)	$(4,160,000)
nine months ended July 31, 2014	Cost of Goods Sold	(288,000)	4,589,000	4,301,000
	Total	$(3,062,000)	$3,203,000	$141,000

	Balance Sheet Classification	July 31, 2015	October 31, 2014
Futures and option contracts through December 2015
In gain position		$381,000	$648,000
In loss position		(12,000)	(726,000)
Cash held by broker		317,000	464,000
	Current Asset	$686,000	$386,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

As of July 31, 2015, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $8,769,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	September 2015	$1,172,000
Distiller Grains - fixed price	September 2015	5,015,000

Purchase commitments
Corn - fixed price	July 2016	$7,711,000
Corn - basis contract	October 2015	12,448,000
Natural gas - fixed price	March 2016	1,003,000

As of July 31, 2015, the Company has fixed price futures and forward contracts in place for approximately 11% of our anticipated corn needs, 10% of our natural gas needs and 2% of our ethanol sales for the next 12 months with no open positions beyond that period.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, July 31, 2015	$6,179,000	$6,179,000	$—	$—
Assets, October 31, 2014	5,264,000	5,264,000	—	—
Derivative financial instruments
July 31, 2015
Assets	$381,000	$333,000	$48,000	$—
Liabilities	(12,000)	—	(12,000)	—
October 31, 2014
Assets	$648,000	$447,000	$201,000	$—
Liabilities	(726,000)	(610,000)	(116,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy and RPMG is as follows (in 000’s)

Balance Sheet	6/30/2015	9/30/2014
Current Assets	$266,452	$320,903
Other Assets	254,236	267,563
Current Liabilities	150,895	140,262
Long-term Debt	29,441	17,007
Members’ Equity	340,352	431,197

	Three Months Ended July 31.		Nine Months Ended July 31.
Income Statement	2015	2014	2015	2014
Revenue	$198,940	$236,440	$594,186	$746,589
Gross Profit	27,932	53,352	84,973	170,079
Net Income	23,251	48,753	70,581	155,714

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July,
Equity in Net Income	2015	2014	2015	2014
Absolute Energy	$498	$1,304	$1,936	$3,843
Guardian Energy	767	802	1,788	5,458
Homeland Energy Solutions	667	1,735	1,878	3,894
Other	90	83	432	429
Total	$2,022	$3,924	$6,034	$13,624

The following table shows the condensed financial information of Guardian Energy, which represents greater than 10% of the net income during certain periods presented:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Financial Statements
July 31, 2015

Guardian Energy Condensed Financial Information
Balance Sheet	6/30/2015	9/30/2014
Current Assets	$18,164	$68,726
Other Assets	49,212	56,576
Current Liabilities	14,822	22,193
Long-term Debt	29,200	16,788
Members’ Equity	23,354	86,321

	Three Months Ended		Nine Months Ended
Income Statement	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Revenue	$62,256	$61,473	$177,373	$231,548
Gross Profit	10,896	11,059	28,543	61,872
Net Income	7,157	7,582	17,033	51,352

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

•	Reduced corn ethanol use requirements in the EPA's proposed renewable volume obligations under the Renewable Fuels Standard for 2014, 2015 and 2016;

•	The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;

•	Changes in the availability and price of corn and natural gas;

•	Any elimination of the renewable fuels use requirements under the RFS;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

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

On May 29, 2015, the United States Environmental Protection Agency (EPA) released its proposed final rule setting the renewable volume obligations pursuant to the Federal Renewable Fuels Standard (RFS) for 2014, 2015 and 2016. The renewable volume obligations are the amount of renewable fuels which must be used each year in the United States pursuant to the RFS. The EPA has authority in certain situations to adjust the statutory obligations under the RFS, which authority the EPA proposes to use pursuant to its May 29, 2015 release. The renewable volume obligations for corn-based ethanol are lower than the statutory requirements in 2014, 2015 and 2016. Management believes that this decrease in the renewable volume obligations for corn-based ethanol will negatively impact operating margins in the ethanol industry. Management expects that there will be lawsuits filed against the EPA challenging its authority to reduce the renewable volume obligations below the statutory requirements.

Results of Operations

Comparison of the Three Months Ended July 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$52,082,545	100.0	$70,787,145	100.0
Cost of Goods Sold	46,027,948	88.4	51,794,354	73.2
Gross Profit	6,054,597	11.6	18,992,791	26.8
Operating Expenses	739,917	1.4	1,025,631	1.4
Operating Income	5,314,680	10.2	17,967,160	25.4
Other Income	2,041,470	3.9	3,958,596	5.6
Net Income	$7,356,150	14.1	$21,925,756	31.0

Revenues. Our total revenue was lower for our third quarter of 2015 compared to the same period of 2014 due to lower average prices we received for our products. For our third quarter of 2015, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our third quarter of 2014, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 32% lower for our third quarter of 2015 compared to the same period of 2014. Management attributes this decrease in the average price we received for our ethanol with lower gasoline and corn prices which typically impacts market ethanol prices. Further, ethanol supply in the market has been higher which has negatively impacted market ethanol prices. Management anticipates that ethanol prices will remain lower due to the current relationship between ethanol supply and demand. Management anticipates that ethanol exports may remain at their current high levels due to low ethanol prices, which could provide some price support for ethanol. However, without a significant increase in domestic ethanol demand, ethanol prices may remain low. Further, corn and gasoline prices are expected to remain low which may continue to negatively impact market ethanol prices. Due to the stronger United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, management anticipates increased ethanol imports from Brazil which will further impact ethanol supplies in the United States. If we experience significantly more ethanol imports compared to our ethanol exports, it may result in further ethanol price decreases.

Management believes that ethanol prices were negatively impacted by the EPA's release of the proposed renewable volume obligations for 2014, 2015 and 2016 which reduced the amount of corn-based ethanol which must be used in the United States during those years. Management believes that this reduction has had a negative impact on ethanol demand and prices which may continue through the next two years. This negative impact is especially pronounced due to current low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has been decreased due to the fact that the spread between the price of ethanol and gasoline is smaller. Management anticipates continued volatility in the ethanol market as a result of changing gasoline prices which impacts ethanol demand and ultimately prices.

We sold approximately 2% more gallons of ethanol during our third quarter of 2015 compared to the same period of 2014. Management attributes this increase in ethanol sales with increased ethanol production efficiency due to plant improvement projects we implemented during our 2015 fiscal year. In addition, the maintenance shutdown we had in the third quarter of 2014 was longer than the maintenance shutdown in the third quarter of 2015. Our total ethanol production was approximately 6% higher during our third quarter of 2015 as compared to the same period of 2014. Management anticipates that our ethanol sales and production will be slightly greater during the rest of our 2015 fiscal year compared to our 2014 fiscal year due to these plant efficiency improvements.

During our third quarter of 2015, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $59,000 which increased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $544,000 during our third quarter of 2014 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 13% less for our third quarter of 2015 compared to the same period of 2014. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 31% less for our third quarter of 2015 compared to the same period of 2014. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2014 harvest. China started accepting distiller grains exports from the United States at the end of 2014 after nearly six months when China did not accept distiller grains from the United States. While China has restarted imports of distiller grains, many are concerned that China could once again refuse distiller grains from the United States which results in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact market distiller grains prices. However, with China reentering the distiller grains market, distiller grains prices have trended higher and have positively impacted our operating margins. Management anticipates that distiller grains will continue to trade at a relative value of nearly 100% of corn for the foreseeable future.

Our distiller grains production was approximately 3% less during our third quarter of 2015 compared to the same period of 2014 due primarily to improved corn to ethanol conversion efficiency and increased corn oil production. As we extract more ethanol and corn oil from a bushel of corn, it results in less total tons of distiller grains produced. Management anticipates distiller grains production to be comparable during our final quarter of 2015 compared to our 2014 fiscal year due to the net effect of an anticipated increase in total ethanol production, partially offset by improved operating efficiency and corn oil production.

We sold approximately 24% more pounds of corn oil during our third quarter of 2015 compared to the same period of 2014. This increase in corn oil sales resulted from increased ethanol production during the 2015 period along with improved corn oil extraction efficiency. The average price per pound we received for our corn oil was approximately 21% less for our third quarter of 2015 compared to the same period of 2014. Management attributes this decline in corn oil prices with increased corn oil supply in the market which has not been met by corresponding increases in corn oil demand. In addition, corn oil substitutes for biodiesel production such as soybean oil have been priced lower recently which has negatively impacted corn oil prices. Management anticipates continued competition from these competing products which may continue to result in lower corn oil prices. Further, management anticipates continued volatility in corn oil prices due to uncertainty regarding corn oil demand. The biodiesel industry is a major source of corn oil demand. However, recent legislative uncertainty related to the biodiesel blenders' tax credit has negatively impacted biodiesel production which has a corresponding impact on corn oil prices.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our third quarter of 2015 compared to the same period of 2014 due primarily to lower corn costs and natural gas costs. Our average cost per bushel of corn was approximately 23% lower during our third quarter of 2015 compared to the same period of 2014. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. Corn prices have continued to trend lower due to abundant corn supplies and favorable growing conditions which management believes will result in another large corn crop in the fall of 2015. These two factors may lead to continued lower corn prices for our 2016 fiscal year.

We consumed approximately 5% more corn during our third quarter of 2015 compared to the same period of 2014 due to increased ethanol production. In addition, we were able to improve our corn conversion rate by approximately 1% during our third quarter of 2015 compared to the same period of 2014 which allowed us to produce more of our products per bushel of corn. Management anticipates consistent corn consumption during the rest of our 2015 fiscal year provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 36% during our third quarter of 2015 compared to the same period of 2014. The average price we paid per MMBtu of natural gas was approximately 37% lower during our third quarter of 2015 compared to the same period of 2014. Management attributes this decrease in natural gas prices with lower commodity and energy prices during the 2015 period. Further, we experienced a spike in natural gas prices during our second quarter of 2014 which resulted in significantly higher natural gas prices during that time. These higher natural gas prices continued into our third quarter of 2014. Management anticipates that natural gas prices will continue to trade in a range which has been typical of previous years. Our natural gas consumption during our third quarter of 2015 was approximately 2% higher and we experienced approximately a 4% improvement in efficiencies compared to the same period of 2014. Management attributes this increase in our natural gas consumption with increased ethanol production.

We experienced a combined realized and unrealized loss of approximately $607,000 for our third quarter of 2015 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $5.9 million of combined realized and unrealized gains for the same period of 2014 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our third quarter of 2015 compared to the same period of 2014 primary due to less personnel expense during 2015 and higher contributions to trade organizations during 2014 as compared to the third fiscal quarter of 2015. Management anticipates that our operating expenses will remain slightly lower during the remaining quarter of our 2015 fiscal year compared to our 2014 fiscal year.

Other Income (Expense). Other income was lower for our third quarter of 2015 compared to the same period of 2014 due to a decrease in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced less favorable operating margins during our third quarter of 2015. We had less interest expense during our third quarter of 2015 compared to the same period of 2014 due to less outstanding borrowing on our revolving loan. We had less other income during our third quarter of 2015 compared to the same period of 2014 due to a reduction in income from investments recorded on the cost basis and not recorded under the equity method.

Comparison of the Nine Months Ended July 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$165,984,860	100.0	$223,329,981	100.0
Cost of Goods Sold	143,749,608	86.6	171,354,608	76.7
Gross Profit	22,235,252	13.4	51,975,373	23.3
Operating Expenses	2,491,322	1.5	2,797,894	1.3
Operating Income	19,743,930	11.9	49,177,479	22.0
Other Income	6,482,539	3.9	14,001,019	6.3
Net Income	$26,226,469	15.8	$63,178,498	28.3

Revenues. Our total revenue was lower for our nine months ended July 31, 2015 compared to the same period of 2014 due to lower average prices that we received for our products. For our nine months ended July 31, 2015, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our third quarter of 2014, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 2% of our total revenue.

The average price per gallon we received for our ethanol was approximately 30% lower for our nine months ended July 31, 2015 compared to the same period of 2014. Management attributes this decrease in the average price we received for our ethanol with lower gasoline and corn prices which typically impacts ethanol prices. Further, during our first two quarters of 2014, there were significant rail shipping delays which management believes reduced ethanol supply and in turn supported higher ethanol prices during that time. Management believes these supply disruptions distorted the market price of ethanol during our 2014 fiscal year.

We sold approximately 5% more gallons of ethanol during our nine months ended July 31, 2015 compared to the same period of 2014. As a result of rail logistics issues we experienced during the first half of 2014, we were required to slow operations during that time and our ethanol inventory increased which decreased our ethanol sales. We have also experienced increased production efficiencies during 2015 which has increased the gallons of ethanol we are able to produce and sell. We did not experience the same logistics issues during our 2015 fiscal year which resulted in increased ethanol sales during the 2015 period.

During our nine months ended July 31, 2015, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $5,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $4,160,000 during our nine months ended July 31, 2014, which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 27% less for our nine months ended July 31, 2015 compared to the same period of 2014. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 35% less for our nine months ended July 31, 2015 compared to the same period of 2014. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2014 harvest.

Our dried distiller grains production was approximately 3% less during our nine months ended July 31, 2015 compared to the same period of 2014 due primarily to an improvement in our conversion rate of corn into ethanol and corn oil which resulted in lower distiller grains production. As we extract more ethanol and corn oil from a bushel of corn, it results in less total tons of distiller grains produced.

We sold approximately 13% more pounds of corn oil during our nine months ended July 31, 2015 compared to the same period of 2014. This increase in corn oil sales resulted from increased ethanol production and corn usage as well as improved corn oil extraction techniques during the 2015 period. The average price per pound we received for our corn oil was approximately 15% less for our nine months ended July 31, 2015 compared to the same period of 2014. Management attributes this decline in corn oil prices with increased corn oil supply in the market which has not been met by corresponding increases in corn oil demand. In addition, corn oil substitutes for biodiesel production such as soybean oil have been priced lower recently which has negatively impacted corn oil prices.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our nine months ended July 31, 2015 compared to the same period of 2014 due primarily to lower corn costs and natural gas costs. Our average cost per bushel of corn was approximately 19% lower during our nine months ended July 31, 2015 compared to the same period of 2014. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices.

We consumed approximately 5% more bushels of corn during our nine months ended July 31, 2015 compared to the same period of 2014 due to increased ethanol production which was partially offset by improved corn conversion efficiency. We were able to improve our corn conversion rate by approximately 1% during our nine months ended July 31, 2015 compared to the same period of 2014 which allowed us to produce more of our products per bushel of corn.

Our natural gas costs decreased by approximately 42% during our nine months ended July 31, 2015 compared to the same period of 2014. The average price we paid per MMBtu of natural gas was approximately 42% lower during our nine months ended July 31, 2015 compared to the same period of 2014. Management attributes this decrease in natural gas prices with lower commodity and energy prices during the 2015 period. Further, we experienced a spike in natural gas prices during the first half of 2014 which resulted in significantly higher natural gas prices during that time. Our natural gas consumption during our nine months ended July 31, 2015 was approximately 1% lower compared to the same period of 2014 which is driven by a 7% improvement in efficiencies per gallon. Management attributes this decrease in our natural gas consumption with capital improvements we made to our thermal oxidier which made it more energy efficient.

We experienced approximately $504,000 of combined realized and unrealized gains for our nine months ended July 31, 2015 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $4,301,000 of combined realized and unrealized gain for the same period of 2014 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.

Operating Expenses. Our operating expenses were less during our nine months ended July 31, 2015 compared to the same period of 2014 due to reduced accrual of employee bonuses, which are based on net income, and payment of personnel expenses. We also experienced a slight reduction in dues and subscriptions expense.

Other Income (Expense). Other income was lower for our nine months ended July 31, 2015 compared to the same period of 2014 due to a decrease in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced less favorable operating margins during our first nine months of 2015. We had less interest expense during our nine months ended July 31, 2015 compared to the same period of 2014 due to less outstanding borrowing capacity on our revolving loan.

Changes in Financial Condition for the Nine Months Ended July 31, 2015

Current Assets. We had less cash and equivalents as well as marketable securities at July 31, 2015 compared to October 31, 2014. This decrease in our cash position and marketable securities is due primarily to nearly $62 million in distributions we paid to our members during our 2015 fiscal year. The decrease in our accounts receivable at July 31, 2015 compared to October 31, 2014 was due to reduced ethanol prices at the end of our third quarter of 2015 compared to the end of our 2014 fiscal year in addition to the timing of a unit train shipment. The value of our inventory was greater at July 31, 2015 compared to October 31, 2014 primarily due to increased finished goods inventory due to timing of a unit train shipment.

Property and Equipment. The net value of our property and equipment was slightly higher at July 31, 2015 compared to October 31, 2014 due to an increase in capital projects offset by depreciation. We had approximately $2.4 million in construction in progress at July 31, 2015 related to various capital projects we were conducting during our 2015 fiscal years, including our water treatment facility and steam utilization project.

Other Assets. Our other assets were lower at July 31, 2015 compared to October 31, 2014 due to a decrease in the value of our various investments caused by distributions received in excess of earnings recorded for the nine months ended July 31, 2015.

Current Liabilities. Our accounts payable at July 31, 2015 were comparable to October 31, 2014. Our accrued expenses were lower at July 31, 2015 compared to October 31, 2014 due to payment of employee benefits as it relates to bonuses for our 2014 fiscal year, which are partially based on net income and therefore are not expected to be as high in 2015 as they were in 2014.

Long-term Liabilities. Our long-term liabilities were similar at July 31, 2015 compared to October 31, 2014.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of July 31, 2015, we had $20 million available pursuant to our revolving term loan and approximately $30 million in cash and equivalents and marketable securities.

We do not currently anticipate any significant purchases of property and equipment that would require us to secure additional capital in the next 12 months. We expect to fund our current capital projects using cash we have on hand as well as our revolving line of credit. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the efficiency and profitability of our operations which may require capital expenditures.

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

The following table shows our cash flows for the nine months ended July 31, 2015 and 2014:

	Nine Months Ended July 31,
	2015	2014
Net cash provided by operating activities	$40,790,972	$61,411,920
Net cash (used in) investing activities	(3,481,484)	(16,177,121)
Net cash (used in) financing activities	(61,113,190)	(19,583,025)

Cash Flow From Operations

Our cash flows from operations for the nine months ended July 31, 2015 were lower compared to the same period of 2014 due primarily to decreased income offset by distributions received in excess of earnings from our investments.

Cash Flow From Investing Activities

We used less cash for investing activities during our nine months ended July 31, 2015 compared to the same period of 2014 due to having less purchases of marketable securities during the 2015 period. During the 2015 period we had more capital expenditures compared to the 2014 period due to our plant improvement projects. Further, during the 2015 period we received proceeds from the sale of a portion of our marketable securities.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2015, we primarily used cash for financing activities related to two distributions we paid to members. During our nine months ended July 31, 2014, we used more cash for the payment of long-term debt compared to the 2015 period.

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

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. The maximum principal amount of this loan decreases by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019. After February 1, 2019, we will have $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. The loan agreement allows for additional reductions in the maximum borrowings at our request. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of July 31, 2015, we had $0 outstanding on this loan with an accrued interest rate of 3.34% per year. As of July 31, 2015, we had approximately $20 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2015, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2015. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of July 31, 2015, we had price protection in place for approximately 11% of our anticipated corn needs, 10% of our natural gas needs and 2% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,801,000	MMBTU	10%	$797,000
Ethanol	112,312,000	Gallons	10%	16,229,000
Corn	34,958,000	Bushels	10%	12,788,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended July 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2014, included in our annual report on Form 10-K.

On May 29, 2015 the EPA released its proposed renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements which has negatively impacted the market price of ethanol.

On May 29, 2015, the EPA released its proposed renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA proposal, the requirement for conventional biofuels in 2014 is 13.25 billion gallons, 13.40 billion gallons in 2015 and 14 billion gallons in 2016. This is a one billion gallon or more reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use additional gallons of ethanol than what is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand in 2015 and 2016 and potentially beyond and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2015 and October 31, 2014, (ii) Statements of Operations for the three and nine months ended July 31, 2015 and 2014, (iii) Statements of Cash Flows for the nine months ended July 31, 2015 and 2014, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 11, 2015	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	September 11, 2015	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)