Form 10-K
period 2015-10-31
GOLDEN GRAIN ENERGY
filed 2015-12-22
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2015

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

As of April 30, 2015, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,802,167. As of April 30, 2015, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $345,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 21, 2015, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

We entered into an agreement with four companies which will develop a natural gas co-generation facility adjacent to our ethanol plant. We will purchase process steam from these companies at a discount compared to the cost of a comparable amount of natural gas which we would use to generate the process steam. We have also agreed to loan these companies $500,000 to assist in the development of the project. This natural gas co-generation facility will also produce electricity for sale. Management anticipates that this project will be operational in the spring of 2016.

On November 17, 2014, our board of directors declared a distribution of $2.60 per membership unit for members of record as of November 17, 2014. The total amount of the distribution was $51,669,800 which was paid in December 2014. On

May 18, 2015, our board of directors declared a distribution of $0.50 per membership unit for members of record as of that date. The total amount to be distributed was $9,936,500 and was paid in June 2015. On November 16, 2015, our board of directors declared a distribution of $0.70 per membership unit for members of record as of November 16, 2015. The total amount of the distribution was $13,911,100 which was paid on December 10, 2015.

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

Product	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Ethanol	80%	81%	76%
Distiller Grains	17%	16%	21%
Corn Oil	3%	3%	3%

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. During our 2015 fiscal year, the largest importers of United States distiller grains were China, Mexico, South Korea, Vietnam and Canada. Demand for distiller grains from China decreased during the second half of 2014 when China announced in June 2014 that it would stop issuing import permits for distiller grains from the United States due to the presence in some shipments of a genetically modified corn trait not approved for import. This announcement was followed in July 2014 by a new certification requirement that distiller grains shipments to China were free of the genetically modified corn trait. Further, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015 which may lead to a decline in demand from this top importer of distillers grains.

During our 2015 fiscal year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second. India, the Philippines, South Korea and the United Arab Emirates have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, the strong U.S. Dollar may have negatively impacted ethanol exports from the United States during 2015.

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

Corn prices were lower during our 2015 fiscal year as a result of three consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, as we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather condition during our 2016 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continued for a period of 10 years with an option for a 5 year renewal. During our 2014 fiscal year we provided notice to Interstate Power and Light Company of our election to renew our natural gas transportation agreement and we entered into a renewal of our natural gas transportation agreement until December 31, 2016. We do not anticipate any problems securing the natural gas we require to continue to operate the ethanol plant at capacity during our 2016 fiscal year or beyond.

Electricity

We entered into an agreement with Interstate Power and Light Company to supply all electrical energy required by the plant. The agreement commenced on June 2004 and continued through May 2007. After the expiration of the initial term, the agreement continues on a month-to-month basis and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2016 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. We paid a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. In the future, we anticipate relying more on the City of Mason City to supply us with process water and to handle our wastewater discharge. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2016 fiscal year or beyond.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit. For our 2016 fiscal year, we anticipate completing our water treatment building facility and installing upgrades to our pollution monitoring system amongst other smaller capital projects using cash from our operations. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations and complete our capital expenditures during our 2016 fiscal year and beyond.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. As of November 13, 2015, the Renewable Fuels Association ("RFA") estimates that there are 214 ethanol production facilities in the United States with capacity to produce approximately 15.5 billion gallons of ethanol per year. The RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of November 13, 2015. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 700
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Under Construction/Expansions (MMgy)	Percent of Market
Archer Daniels Midland	1,762	—	11%
Poet Biorefining	1,626	—	10%
Valero Renewable Fuels	1,300	—	8%
Green Plains Renewable Energy	1,085	—	7%
Flint Hills Resources	820	—	5%
Updated: November 13, 2015

Ethanol Competition

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies who have purchased ethanol production facilities, including Valero Renewable Fuels and Flint Hills Resources, which are subsidiaries of larger oil companies. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during 2012 and 2013 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized decreased corn crops.

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

A handful of companies have begun construction or completed commercial scale cellulosic ethanol plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased focus on developing these recharging stations to make electric car technology more widely available in the future. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. However, in the future we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

Competition among ethanol producers may continue to increase as gasoline demand decreases due to more fuel efficient vehicles being produced. If the concentration of ethanol used in most gasoline does not increase and gasoline demand is lower due to increased fuel efficiency by the vehicles operated in the United States, competition may increase among ethanol producers to supply the ethanol market.

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. In the event these distiller grains exports decrease, it could lead to an oversupply of distiller grains in the United States which could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices.

Research and Development

We are continually working to develop new methods of operating the ethanol plant more efficiently. We continue to conduct research and development activities in order to realize these efficiency improvements.

Governmental Regulation and Federal Ethanol Supports

Federal Ethanol Supports

The ethanol industry is dependent on several economic incentives to produce ethanol, the most significant of which is the Federal Renewable Fuels Standard (the "RFS"). The RFS requires that in each year, a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective. The RFS statutory volume requirement increases incrementally each year until the United States is required to use 36 billion gallons of renewable fuels by 2022. Starting in 2009, the RFS required that a portion of the RFS must be met by certain "advanced" renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

The United States Environmental Protection Agency (the "EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory volume requirement for corn based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Previously, the EPA issued proposed renewable volume obligations pursuant to the RFS which were lower than these statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol for 2014 through 2016. The final renewable volume obligations reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final renewable volume obligation release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. Many in the ethanol industry believe that this significant departure from the statutory requirements for the RFS is not supported by the law and will have a significant negative impact on the ethanol industry. Management anticipates that there will be legal challenges to the EPA's final renewable volume obligation release.

In February 2010, the EPA issued new regulations governing the RFS. These new regulations are called RFS2. The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. The scientific method of calculating these greenhouse gas reductions has been a contentious issue. Many in the ethanol industry were concerned that corn based ethanol would not meet the 20% greenhouse gas reduction requirement based on certain parts of the environmental impact model that many in the ethanol industry believed was scientifically suspect. However, RFS2 as adopted by the EPA provides that corn-based ethanol from modern ethanol production processes does meet the definition of a renewable fuel under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane which could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 137 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The United States Environmental Protection Agency (the "EPA") has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2015 fiscal year, we incurred costs and expenses of approximately $357,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

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

Employees

As of October 31, 2015, we had 48 full-time employees and no part time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2015, 2014 and 2013 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. While the last three corn crops, harvested in the fall of 2013, 2014 and 2015, were the three largest corn crops on record in the United States, it is possible that corn demand may increase such that a shortage could develop. Further, if the corn crop harvested in future years is smaller than we experienced in 2015, it is possible that we could experience corn shortages in the future which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Risks Related to Ethanol Industry

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 137 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.7 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

Lack of rail transportation infrastructure and delayed rail shipments could negatively impact our financial performance. During 2014, the ethanol industry experienced difficulty transporting ethanol by rail, the primary manner in which our ethanol is transported to the market. During winter months, rail transportation can be slowed due to poor weather. If we are unable to transport our ethanol by rail, it may require that we reduce production or cease production altogether. Further, our ethanol inventory may increase due to the difficulty we may experience shipping our ethanol which can impact our financial performance.

Management anticipates that slower railcar shipments may reoccur in the future until the rail transportation capacity in the United States increases. Delays in shipping our products could have a negative impact on our financial performance which could negatively impact our ability to operate the ethanol plant profitably.

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol during our 2015 fiscal year which may not continue to occur during our 2016 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2016 fiscal year, especially since the corn-based ethanol use requirement in the RFS was reduced by the EPA in November 2015 compared to the statutory requirements. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

If distiller grains exports to China were to be reduced, this could have a negative effect on the price of distiller grains in the U.S. and negatively affect our profitability. China, the largest buyer of distiller grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distiller grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distiller grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the Chinese market was successfully reopened in December 2014, a new registration requirement for Chinese importers of distiller grains began on September 1, 2015. This new requirement along with other uncertainties with China may create trade barriers resulting in a decline in demand from this top importer. If export demand for distiller grains is significantly reduced as a result, the price of distiller grains in the U.S. would likely decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

Technology advances in the commercialization of cellulosic ethanol may decrease demand for corn-based ethanol which may negatively affect our profitability. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste, and energy crops. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas of the country which are unable to grow corn. The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer strong incentives to develop commercial scale cellulosic ethanol. The RFS requires that 16 billion gallons per year of advanced bio-fuels must be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies which are seeking to develop commercial-scale cellulosic ethanol plants. This has encouraged innovation and has led to several companies which are either in the process or have completed construction of commercial scale cellulosic ethanol plants. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively. If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue and our financial condition will be negatively impacted.

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our ethanol plant less desirable or obsolete. These advances could allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause the ethanol plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income which could decrease the value of our units.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels

Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2015 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe, as a result of this tariff, if ethanol prices increase, these exports to the European Union may cease. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

On November 30, 2015 the EPA released its final renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements. On November 30, 2015, the EPA released its final renewable volume obligations under the RFS for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS requires the use of 14.40 billion gallons of conventional biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 was 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. This is a significant reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The United States Environmental Protection Agency ("EPA") has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. There have also been proposals in Congress to reduce or eliminate the RFS. If the EPA further reduces the RFS requirements for corn-based ethanol such as the ethanol we produce or if the RFS were to be otherwise reduced or eliminated by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 154-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year. At the beginning of our 2015 fiscal year, we purchased an additional approximately 30 acres of land adjacent to our ethanol plant which will be used for the water treatment facility and natural gas co-generation project as well as other plant upgrade projects we may undertake in the future.

All of our tangible and intangible property serves as collateral for our senior credit facility with Farm Credit. Our senior credit facility is discussed in greater detail under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Short-Term and Long-Term Debt Sources."

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

As of December 21, 2015, there were approximately 860 members holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2014 1st	3.34	3.50	3.46	65,000
2014 2nd	3.50	4.50	4.17	104,390
2014 3rd	4.50	4.50	4.50	84,000
2014 4th	2.20	6.25	4.96	210,000
2015 1st	5.70	6.00	5.83	18,000
2015 2nd	5.00	6.00	5.56	45,000
2015 3rd	5.90	6.25	6.09	26,000
2015 4th	5.50	6.50	6.04	57,000

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2014 1st	3.50	3.75	3.63	65,000
2014 2nd	4.25	4.50	4.38	60,000
2014 3rd	—	—	—	None
2014 4th	—	—	—	None
2015 1st	6.00	6.00	6.00	33,000
2015 2nd	5.90	6.50	6.24	91,000
2015 3rd	—	—	—	None
2015 4th	6.85	6.85	6.85	6,000

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2014 1st	3.10	3.50	3.28	30,000
2014 2nd	3.70	4.25	4.06	63,000
2014 3rd	4.30	4.60	4.47	129,000
2014 4th	4.70	6.00	5.39	61,000
2015 1st	5.00	5.00	5.00	35,000
2015 2nd	4.00	4.00	4.00	10,000
2015 3rd	5.75	5.80	5.80	33,700
2015 4th	—	—	—	None

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

DISTRIBUTIONS

Distributions are paid to our unit holders in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. During our 2015 fiscal year, we were allowed to make distributions to our members in an amount that does not exceed 75% of our net income for the prior fiscal year provided that we are not in default of our credit agreements and the payment of the distribution would not cause us to default on our credit agreements. Following the end of our 2015 fiscal year, our loan covenants with Farm Credit were amended to allow us to distribute up to 100% of our prior year's net income if following the distribution we have at least $15 million in working capital. Also, in the event our working capital will exceed $20 million following the distribution, our ability to make distributions to our members is not limited by our loan covenants. During our 2014 fiscal year, we made two distributions to our members for a total of $0.90 per membership unit for a total distribution of $17,894,700. During our 2015 fiscal year, we made two distributions to our members for a total of $3.10 per membership unit for a total distribution of $61,606,300. Subsequent to the end of our 2015 fiscal year, on November 16, 2015, our board of directors declared a distribution of $0.70 per membership unit for a total of $13,911,100 to be paid to members of record as of November 16, 2015. The distribution was paid in December 2015.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2010, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2010. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$350
$300
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
ASSUMES $100 INVESTED ON NOV. 01, 2010
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 31, 2015

Company/Market/Peer Group	10/31/2010	10/31/2011	10/31/2012	10/31/2013	10/31/2014	10/31/2015
Golden Grain Energy, LLC	$100.00	$96.36	$77.37	$89.27	$187.77	$330.53
NASDAQ Index	$100.00	$108.10	$121.31	$162.00	$193.72	$213.86
SIC Code Index	$100.00	$112.44	$156.44	$231.42	$279.68	$274.38

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2013, 2012 and 2011 and the selected income statement data and other financial data for the years ended October 31, 2012 and 2011 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2015 and 2014 and the selected income statement data and other financial data for each of the years in the three year period ended October 31, 2015 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2015	2014	2013	2012	2011
Revenues	$221,149,134	$289,152,549	$350,721,175	$327,830,377	$324,927,805
Cost Goods Sold	194,216,462	225,335,539	338,014,664	322,740,236	301,052,197
Gross Profit	26,932,672	63,817,010	12,706,511	5,090,141	23,875,608
Operating Expenses	3,407,954	3,569,152	2,550,236	2,207,634	2,524,830
Operating Income	23,524,718	60,247,858	10,156,275	2,882,507	21,350,778
Other Income (Expense)	8,421,801	19,031,679	4,026,753	3,706,912	5,474,218
Net Income	$31,946,519	$79,279,537	$14,183,028	$6,589,419	$26,824,996
Weighted Average Units Outstanding	19,873,000	19,881,333	20,645,833	24,460,000	24,460,000
Net Income Per Unit	$1.61	$3.99	$0.69	$0.27	$1.10
Cash Distributions per Unit	$3.10	$0.90	$0.10	$0.65	$0.25

Balance Sheet Data:	2015	2014	2013	2012	2011
Current Assets	$47,036,908	$70,279,557	$14,051,401	$19,215,366	$23,461,588
Net Property and Equipment	62,130,548	59,644,340	66,114,201	71,121,448	72,557,819
Other Assets	28,987,864	37,633,918	29,332,147	25,110,250	24,096,284
Total Assets	138,155,320	167,557,815	109,497,749	115,447,064	120,115,691
Current Liabilities	8,114,578	7,791,972	8,323,526	8,466,689	6,450,820
Long-Term Liabilities	476,962	542,282	3,285,499	4,286,379	2,069,240
Members' Equity	129,563,780	159,223,561	97,888,724	102,693,996	111,595,631
Book Value Per Unit	$6.52	$8.01	$4.92	$4.20	$4.56

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2015 and 2014:

	2015		2014
Income Statement Data	Amount	%	Amount	%
Revenue	$221,149,134	100.0	$289,152,549	100.0
Cost of Goods Sold	194,216,462	87.8	225,335,539	77.9
Gross Profit	26,932,672	12.2	63,817,010	22.1
Operating Expenses	3,407,954	1.5	3,569,152	1.2
Operating Income	23,524,718	10.6	60,247,858	20.8
Other Income	8,421,801	3.8	19,031,679	6.6
Net Income	$31,946,519	14.4	$79,279,537	27.4

Revenues. Our total revenue was lower for our 2015 fiscal year compared to the same period of 2014, primarily due to decreases in the average price we received for each of our products. We produced more ethanol and corn oil during our 2015 fiscal year compared to the same period of 2014. For our 2015 fiscal year, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our 2014 fiscal year, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price we received per gallon of ethanol we sold was approximately 30% lower for our 2015 fiscal year compared to the same period of 2014. Management attributes this decrease in ethanol prices with decreased corn and gasoline prices which both impact the market price of ethanol. In addition, uncertainty existed throughout our 2015 fiscal year related to whether the EPA would reduce the ethanol use requirement in the Renewable Fuels Standard (RFS) for 2015. The EPA proposed reducing the amount of corn-based ethanol which was required to be used in 2015 to levels which were below the 2014 requirement. Management believes this uncertainty caused fuel blenders to reduce ethanol demand which negatively impacted ethanol prices. In addition, gasoline prices dropped during our 2015 fiscal year which negatively impacted ethanol prices.

Ethanol prices were unusually high during our 2014 fiscal year due to price increases during our first and second quarters of 2014 when the United States was dealing with rail shipping delays due to poor weather conditions and increased rail shipping demand. Due to these rail shipping delays, the supply of ethanol in the market was restricted which led to higher ethanol prices. While the higher ethanol prices improved our profitability during times when these rail shipping delays were occurring, we were forced to reduce our production as we had difficulty shipping our ethanol. Since we have a limited amount of on-site ethanol storage, when that storage was full we were forced to shut down production. These rail shipment delays were reduced during the summer months of 2014 and market ethanol prices started to fall. We have not experienced comparable rail shipping delays during our 2015 fiscal year and management does not expect that they will reoccur during our 2016 fiscal year. However, rail shipping delays may occur again in the future, especially during the winter months if we were to experience unfavorable weather conditions, which could slow rail transportation times.

Throughout our 2015 fiscal year, management believes ethanol prices were negatively impacted by a proposal from the EPA to reduce the amount of renewable fuels which are required to be used in the United States pursuant to the RFS. The EPA is required to annually set the volume of renewable fuels which must be used in the United States. The EPA has the authority to set these renewable volume obligations at a level less than is required by the RFS in certain circumstances. In May 2015, the EPA issued proposed renewable volume obligations for 2014, 2015 and 2016 which were significantly lower than the requirements in the RFS. Management believes that fuel blenders limited the amount of ethanol they used because of the EPA's release which negatively impacted market ethanol prices. In November 2015, the EPA issued its final renewable volume obligations for 2014, 2015 and 2016. While these renewable volume obligations were slightly higher than the proposed renewable volume obligations released in May 2015, they were still lower than the statutory requirement under the RFS. The EPA's final renewable volume obligations are likely to result in legal challenges, potentially by both the ethanol industry and the oil industry. The reduced renewable volume obligations are expected to continue to negativley impact market ethanol prices through 2016 and potentially after that time. The negative impact of the EPA's release could be increased if ethanol exports do not continue at current levels. If ethanol exports are reduced in the future it may lead to excess ethanol supply in the United States which could further negatively impact ethanol prices. Management anticipates that ethanol prices will remain lower during our 2016 fiscal year as a result of lower corn prices, lower oil prices and the reduced renewable volume obligations. However, management anticipates that the lower ethanol prices will continue to result in ethanol exports which may provide support for ethanol prices. Management anticipates that, provided corn prices remain low, operating margins during our 2016 fiscal year should be favorable.

We sold approximately 4% more gallons of ethanol during our 2015 fiscal year, compared to the same period of 2014. This increase in ethanol sales was mainly due to logistics issues during 2014 which required us to reduce or cease operations when we were unable to transport ethanol from our plant, particularly during the end of our first quarter and during our second quarter of our 2014 fiscal year. These logistics issues were reduced during our third and fourth quarters of 2014 which allowed us to increase production. In addition, we had a 1% increase in our corn to ethanol conversion rate which allowed us to produce more gallons of ethanol. Management anticipates that ethanol production will be comparable during our 2016 fiscal year to our 2015 fiscal year.

During our 2015 fiscal year, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $21,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $4.0 million during our 2014 fiscal year which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 15% less for our 2015 fiscal year compared to the same period of 2014, and the average price per ton we received for our modified/wet distillers grains was approximately 27% less for our 2015 fiscal year compared to the same period of 2014. Management attributes these price decreases with significantly lower corn and soybean prices and increased corn and soybean supplies during the 2015 period. Since distiller grains are primarily used as a feed substitute for corn and soybean meal, when corn and soybean prices decrease and the supply of these competing products increase, it negatively impacts distiller grains demand and prices. In prior years we experienced higher corn prices and reduced corn supplies and as a result, the price of distiller grains relative to the market price of corn reached record highs. However, this trend was no longer in effect starting with the corn harvest in the fall of 2013 and continuing to date. Management anticipates that corn prices and demand will remain relatively low during our 2016 fiscal year due to the size of the 2015 corn harvest and relatively stable corn demand. As a result, management anticipates distiller grains prices will remain lower during our 2016 fiscal year.

Distiller grains prices were negatively impacted during our 2014 and 2015 fiscal year as a result of Chinese trade policies which impacted both corn and distiller grains. The Chinese imposed a virtual ban on distiller grains imports from the United States during the first half of 2014 and significantly reduced corn imports by taking steps to terminate any imports of corn or distiller grains which contain a corn hybrid trait which is not approved in China. This Chinese trade policy hurt distiller grains prices in 2014 as it virtually eliminated the largest export market for distiller grains for six months and it also resulted in increased corn supplies in the United States which increased competition in the feed market. Management believes the impact of the Chinese trade policy continued into our 2015 fiscal year. Management believes that the Chinese trade policy is designed to help Chinese corn producers who experienced an unfavorable corn harvest which resulted in Chinese corn prices which are not competitive with United States corn prices.

We sold approximately 3% less total tons of distiller grains during our 2015 fiscal year compared to the same period of 2014 due to increased efficiencies of converting corn into ethanol which leads to less co-products such as distiller grains. We also increased the amount of corn oil we were extracting from our distiller grains during our 2015 fiscal year which reduced the total tons of distiller grains we had available for sale. Management anticipates relatively stable distiller grains production during our 2016 fiscal year as we anticipate a comparable amount of ethanol production during our 2016 fiscal year.

The average price we received for our corn oil was approximately 15% less during our 2015 fiscal year compared to the same period of 2014 due to a decrease in corn and soybean oil prices and an increase in corn oil supplies. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production. Soybean oil prices were lower during 2015 which resulted in biodiesel producers using more soybean oil to produce biodiesel instead of corn oil.

We sold approximately 12% more pounds of corn oil during our 2015 fiscal year compared to the same period of 2014 primarily due to increased total production at the ethanol plant along with an increase in the amount of corn oil we separated from each pound of distiller grains during the 2015 period. The production process used during our 2015 fiscal year was able to extract more corn oil from the corn than during our 2014 fiscal year.

Management attributes the decline in corn oil prices with increased market corn oil supply which was not met by corresponding increases in corn oil demand. Management anticipates continued lower corn oil prices due to higher corn oil supplies and relatively lower corn oil demand. Without a significant increase in biodiesel production, corn oil demand may not increase significantly which could result in continued lower corn oil prices. Several ethanol producers who also produce corn oil are considering building biodiesel production facilities that will be adjacent to their ethanol plants. If this were to occur, it may result in an increase in corn oil demand which could benefit corn oil prices. In addition, if the biodiesel blenders' tax credit is renewed, it will likely lead to additional corn oil demand which could positively impact corn oil prices.

Cost of Goods Sold. Our cost of goods sold was significantly lower for our 2015 fiscal year compared to the same period of 2014 due to significantly lower market corn and natural gas costs. Our average cost per bushel of corn was approximately 15% less during our 2015 fiscal year compared to the same period of 2014. This decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies and relatively lower corn demand. Corn prices have remained steady following the end of our 2015 fiscal year due to a large corn crop which was harvested in the fall of 2015. Management anticipates that corn supplies will remain favorable during our 2016 fiscal year which should result in relatively stable corn prices and anticipated reduced demand due to the lower renewable volume obligations for corn-based ethanol released by the EPA in November 2015. These lower corn prices could impact the amount of corn which is planted during 2016 which could result in higher corn prices later in our 2016 fiscal year. However, since other commodity prices are lower, the lower corn prices may not significantly impact farmer planting decisions.

We consumed approximately 4% more bushels of corn during our 2015 fiscal year compared to 2014 due primarily to increased ethanol production. We were able to improve our corn conversion efficiency by 1% during our 2015 fiscal year compared to 2014 which allowed us to produce more ethanol per bushel of corn. Management anticipates consistent corn consumption during our 2015 fiscal year compared to our 2014 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 40% during our 2015 fiscal year compared to the same period of 2014 primarily due to significantly lower natural gas costs during our first and second quarters of 2015 as compared to the same period of 2014. The average price we paid per MMBtu of natural gas was approximately 40% lower during our 2015 fiscal year compared to the same period of 2014. Management attributes this decrease in natural gas prices with a more ample supply. In addition, during 2014 there was a long and cold winter and an explosion at a Canadian natural gas facility which reduced supply and increased demand for natural gas. Management anticipates that natural gas prices will decrease slightly throughout our 2016 fiscal year. However, if we experience another exceptionally cold and long winter during our 2016 fiscal year, management anticipates a slight increase in natural gas prices that could be as high as those we experienced during our 2014 fiscal year.

Our natural gas consumption during our 2015 fiscal year was approximately the same compared to our 2014 fiscal year. We were able to consume the same amount of natural gas although we produced more gallons of ethanol due to a 5% increase in production efficiency at the plant.

We experienced approximately $329,000 of combined realized and unrealized gains for our 2015 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $4.6 million of combined realized and unrealized gains for our 2014 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were slightly lower during our 2015 fiscal year compared to the same period of 2014 primarily due to decreases in our administrative wages. We had more accrued bonuses for administrative personnel during our 2014 fiscal year due to our significantly higher net income during the 2014 period compared to the 2015 period. Management anticipates that our operating expenses will be comparable during our 2016 fiscal year to our 2015 fiscal year, however, the impact that our management bonuses have on operating expenses will depend on the amount of net income we generate during the 2016 fiscal year which is difficult to predict with any certainty at this time.

Other Income (Expense). Other income was significantly lower for our 2015 fiscal year compared to the same period of 2014 due to a decrease in our portion of the net income generated by our investments. Our investments are in companies in the ethanol industry. Favorable operating margins during our 2014 fiscal year in the ethanol industry resulted in significant amounts of net income generated by our investments as compared to 2015. We had less interest expense during our 2015 fiscal year compared to the same period of 2014 due to having less borrowings outstanding during the 2015 period. We pay our lender a fee calculated based on the unused portion of our revolving line of credit. When we reduce the amount available on this line of credit, it reduces the fee we pay. In addition, interest expense was offset by increased interest income generated on the cash we had throughout our entire 2015 fiscal year as compared to 2014.

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

Distiller grains prices were negatively impacted during our 2014 fiscal year as a result of Chinese trade policies which impacted both corn and distiller grains. The Chinese imposed a virtual ban on distiller grains imports from the United States and significantly reduced corn imports, by taking steps to terminate any imports of corn or distiller grains which contain a corn hybrid trait which is not approved in China. This Chinese trade policy hurt distiller grains prices as it virtually eliminated the largest export market for distiller grains and it also resulted in increased corn supplies in the United States which increased competition in the feed market.

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

Our natural gas costs increased by approximately 37% during our 2014 fiscal year compared to the same period of 2013 primarily due to significantly higher natural gas costs during our first and second quarters of 2014. The average price we paid per MMBtu of natural gas was approximately 46% greater during our 2014 fiscal year compared to the same period of 2013. Management attributes this increase in natural gas prices with a longer and colder winter and an explosion at a Canadian natural gas facility which reduced supply and increased demand for natural gas and in turn increased our natural gas costs during that time period. These higher prices continued after the end of the winter in 2014. Natural gas prices decreased during the summer months of 2014 as natural gas demand is typically lower and market natural gas supplies returned to more normal levels during the summer months of 2014 which also resulted in lower natural gas prices.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2015 and 2014

Current Assets. We had approximately $21 million in cash and equivalents at October 31, 2015 compared to more than $47 million in cash and equivalents at October 31, 2014. During our 2014 fiscal year we were able to generate a significant amount of cash from operations that we used at the beginning of our 2015 fiscal year to pay a distribution to our members. In addition, at October 31, 2015 we had more than $13 million in marketable securities associated with short-term investments we purchased during our 2014 and 2015 fiscal years. This compares to approximately $8 million of marketable securities at October 31, 2014. We had less accounts receivable at October 31, 2015 compared to October 31, 2014 due to timing of train shipments and payments received from our marketer. The value of our inventory was higher at October 31, 2015 compared to October 31, 2014 due to more gallons of ethanol in ending inventory.

Property and Equipment. The net value of our property and equipment was higher at October 31, 2015 compared to October 31, 2014 due to approximately $11.0 million of capital expenditures which is offset by depreciation. Plant improvements during our 2015 fiscal year primarily included improvements to our syrup loadout facilities and a water treatment building that is expected to be completed during the second quarter of our 2016 fiscal year.

Other Assets. Our other assets were lower at October 31, 2015 compared to October 31, 2014 due mainly to an increase in the amount of cash received from our investments during the 2015 fiscal year which reduces the asset balance.

Current Liabilities. Our accounts payable balance was higher at October 31, 2015 compared to October 31, 2014 due primarily to an increase in our payables for construction activities at October 31, 2015. Our accrued expenses were lower at October 31, 2015 compared to October 31, 2014 due to lower levels of accrued bonuses for management.

Long-term Liabilities. Our deferred compensation was slightly higher at October 31, 2015 compared to October 31, 2014 due to higher amounts of the 2014 management bonus that has been deferred. We had less deferred revenue at October 31, 2015 compared to October 31, 2014 due to the net effect of continuing amortization of our county economic development grant revenue offset by decreased deferred revenue related to a contractual relationship.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of October 31, 2015, we had $10 million available pursuant to our revolving term loan. In addition, we had approximately $21 million in cash and equivalents and more than $13 million in short-term marketable securities at October 31, 2015. Following the end of our 2015 fiscal year, we issued a distribution to our members in the amount of $13,911,100 which used cash after the end of our 2015 fiscal year.

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

The following table shows our cash flows for the fiscal years ended October 31, 2015 and 2014:

	Fiscal Year Ended October 31
	2015	2014
Net cash provided by operating activities	$50,830,605	$79,230,916
Net cash (used in) investing activities	(16,323,193)	(12,143,716)
Net cash (used in) financing activities	(60,867,949)	(19,642,634)

Cash Flow From Operations

Our cash flows from operations for our 2015 fiscal year were lower compared to our 2014 fiscal year due primarily to less net income during the 2015 period. Due to record operating margins during 2014 we generated significantly more cash from our operations compared to our 2015 fiscal year. We also received significantly more cash from our investments during our 2015 fiscal year compared to 2014.

Cash Flow From Investing Activities

We used more cash for investing activities during our 2015 fiscal year compared to the same period of 2014 primarily due to increased capital expenditures. We purchased additional marketable securities with our excess cash during our 2015 fiscal year. Our capital expenditures during our 2015 fiscal year were primarily for plant improvements to the syrup load out system and the water treatment building. During our 2014 fiscal year, we used cash primarily for improvements to our syrup load out system, railroad expansion projects and the rebuild of our thermal oxidizer.

Cash Flow From Financing Activities.

We used significantly more cash for financing activities during our 2015 fiscal year primarily due to larger distributions paid to our members as compared to our 2014 fiscal year. Distributions paid during our 2015 fiscal year were based on the income generated during our 2014 fiscal year. During our 2014 fiscal year we used some cash for repayment on our long-term debt related to our membership unit repurchase during our 2013 fiscal year.

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

Cash Flow From Financing Activities.

We used a comparable amount of cash for financing activities during our 2014 fiscal year and our 2013 fiscal year, however, we had significantly different uses for the cash during the two periods. During our 2014 fiscal year, we primarily used cash for distributions to our members. During our 2013 fiscal year we used cash for financing activities related to repurchasing membership units for $17 million, payments on our long-term debt related to our membership unit repurchase and a smaller distribution we paid to our members.

Short-Term and Long-Term Debt Sources

We have a $35 million credit facility with Farm Credit. The amount available for us to borrow reduces by $2.5 million semi-annually. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. We increased the amount available to us pursuant to our Farm Credit loans during our 2013 fiscal year in order to complete a repurchase of membership units in exchange for $17 million that closed in December 2012. As of the end of our 2015 fiscal year we had $10 million available to draw from on our line of credit. During our 2015 fiscal year, we reduced the amount available to us pursuant to our line of credit in order to reduce the fees associated with the line of credit. In addition, following the end of our 2015 fiscal year, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. Following the loan amendment, we can distribute up to 100% of our prior year's net income provided we remain in compliance with our loan covenants and we maintain working capital of at least $15 million following the distribution. Pursuant to the amendment, our distributions are not limited by our prior year's net income if we are in compliance with our loan covenants and we maintain working capital of at least $20 million following any distribution we make. In addition, following the effectiveness of the amendment, our $10 million revolving line of credit is available until its maturity date on February 1, 2020.

Variable Line of Credit

We have a long-term revolving line of credit. During our 2015 fiscal year, interest on this loan accrued at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. Prior to the loan amendment discussed above, the maximum principal amount of this long-term revolving line of credit decreased by $2.5 million semi-annually starting on August 1, 2013 and continuing until February 1, 2019, with $5 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. Pursuant to the loan amendment discussed above, we will have $10 million available pursuant to this loan until the long-term revolving line of credit matures on February 1, 2020. In the event any amount is outstanding on this loan in excess of the new credit limit after these periodic reductions, we agreed to repay principal on the loan until we reach the new credit limit. We agreed to pay an annual fee of 0.6% of the unused portion of this loan. As of October 31, 2015, we had $0 outstanding on this loan with an accrued interest rate of 3.35% per year. As of October 31, 2015, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of October 31, 2015, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2015:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$2,621,000	$1,502,000	$1,049,000	$70,000	$—
Purchase Obligations	24,477,000	24,477,000	—	—	—
Total Contractual Cash Obligations	$27,098,000	$25,979,000	$1,049,000	$70,000	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2015 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2015, we had price protection in place for approximately 15% of our anticipated corn needs, approximately 18% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2015, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2015. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,465,000	MMBTU	10%	$609,000
Ethanol	118,000,000	Gallons	10%	16,968,000
Corn	34,169,000	Bushels	10%	12,390,000

For comparison purposes, our sensitivity analysis for our 2014 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,468,000	MMBTU	10%	$993,000
Ethanol	114,665,000	Gallons	10%	18,851,000
Corn	37,155,160	Bushels	10%	16,304,000

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
We have audited the accompanying balance sheets of Golden Grain Energy, LLC as of October 31, 2015 and 2014, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three year period ended October 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 21, 2015

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2015	October 31, 2014

Current Assets
Cash and equivalents	$21,084,029	$47,444,566
Marketable securities	13,241,062	8,262,637
Accounts receivable	2,717,592	7,586,542
Other receivables	669,930	752,305
Derivative instruments	879,332	385,815
Inventory	6,866,505	4,860,052
Prepaid expenses and other	1,578,458	987,640
Total current assets	47,036,908	70,279,557

Property and Equipment
Land and land improvements	12,516,479	11,666,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	15,178,214	13,519,305
Office equipment	217,424	197,308
Plant and process equipment	84,802,333	81,520,875
Construction in progress	5,887,270	2,252,148
	144,363,472	134,917,867
Less accumulated depreciation	82,232,924	75,273,527
Net property and equipment	62,130,548	59,644,340

Other Assets
Investments	27,334,443	36,788,435
Other assets	1,653,421	845,483
Total other assets	28,987,864	37,633,918

Total Assets	$138,155,320	$167,557,815

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2015	October 31, 2014

Current Liabilities
Current portion long-term debt	$—	$13,114
Accounts payable	6,324,850	5,575,194
Accrued expenses	1,679,336	1,908,324
Other current liabilities	110,392	295,340
Total current liabilities	8,114,578	7,791,972

Long-term Liabilities
Deferred compensation	278,798	235,421
Other long-term liabilities	198,164	306,861
Total long-term liabilities	476,962	542,282

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	129,563,780	159,223,561

Total Liabilities and Members’ Equity	$138,155,320	$167,557,815

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013

Revenues	$221,149,134	$289,152,549	$350,721,175

Cost of Goods Sold	194,216,462	225,335,539	338,014,664

Gross Profit	26,932,672	63,817,010	12,706,511

Operating Expenses	3,407,954	3,569,152	2,550,236

Operating Income	23,524,718	60,247,858	10,156,275

Other Income (Expense)
Other income (expense)	605,063	913,661	(527,893)
Interest expense	(93,490)	(196,236)	(500,872)
Equity in net income of investments	7,910,228	18,314,254	5,055,518
Total Other Income (Expense)	8,421,801	19,031,679	4,026,753

Net Income	$31,946,519	$79,279,537	$14,183,028

Basic & diluted net income per unit	$1.61	$3.99	$0.69
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,881,333	20,645,833
Distributions Per Unit	$3.10	$0.90	$0.10

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2015	October 31, 2014	October 31, 2013
Cash Flows from Operating Activities
Net income	$31,946,519	$79,279,537	$14,183,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,130,043	9,610,066	9,610,490
Unrealized (gain) loss on risk management & marketable securities	(621,942)	27,179	(260,985)
Amortization of deferred revenue	(293,645)	(452,054)	(512,930)
Change in accretion amounts of interest on grant receivable	(45,275)	(58,167)	(5,856)
Distributions (earnings) in excess of earnings (distributions) from investments	9,453,992	(8,163,778)	(4,457,139)
Deferred compensation expense	169,391	38,299	15,531
Change in assets and liabilities
Accounts receivable	4,868,950	(3,288,622)	2,435,791
Inventory	(2,006,453)	2,114,262	2,919,644
Prepaid expenses and other	(769,429)	363,590	69,515
Accounts payable	353,456	(1,013,101)	208,664
Accrued expenses	(228,988)	773,705	189,853
Deferred compensation payable	(126,014)	—	(67,891)
Net cash provided by operating activities	50,830,605	79,230,916	24,327,715

Cash Flows from Investing Activities
Capital expenditures	(10,966,921)	(3,578,716)	(4,867,493)
Purchase of marketable securities	(10,500,000)	(28,000,000)	—
Proceeds from sale of marketable securities	5,650,000	20,000,000	—
Advances on note receivable	(506,272)	(20,000)	—
Purchase of investments	—	(545,000)	—
Net cash (used in) investing activities	(16,323,193)	(12,143,716)	(4,867,493)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	—	(563,531)	203,193
Proceeds from long-term debt	—	—	17,000,000
Payments for long-term debt	(13,114)	(1,608,089)	(18,155,995)
Payments for debt issuance	—	—	(22,500)
Redemption of membership units	—	(50,000)	(17,000,000)
Distributions to members	(61,606,300)	(17,894,700)	(1,988,300)
Payment received on deferred contract	—	—	251,328
Payments received on grant receivable	751,465	473,686	252,052
Net cash (used in) financing activities	(60,867,949)	(19,642,634)	(19,460,222)

Net Increase (Decrease) in Cash and Equivalents	(26,360,537)	47,444,566	—

Cash and Equivalents – Beginning of Period	47,444,566	—	—

Cash and Equivalents – End of Period	$21,084,029	$47,444,566	$—

Supplemental Cash Flow Information
Interest paid net of capitalized interest (2015 $0; 2014 $0; 2013 $50,878)	$134,177	$213,765	$556,855

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts Payable related to construction in process	$396,200	$—	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the years ended October 31, 2015, 2014 and 2013

Balance - October 31, 2012	$102,693,996
Redemption of 4,577,000 membership units	(17,000,000)
Distribution for 19,883,000 Class A and Class B units, August 2013, $0.10 per unit	(1,988,300)
Net Income	14,183,028
Balance - October 31, 2013	97,888,724
Redemption of 10,000 membership units	(50,000)
Distribution for 19,883,000 Class A and Class B units, March & May 2014, $0.90 per unit	(17,894,700)
Net Income	79,279,537
Balance - October 31, 2014	159,223,561
Distribution for 19,873,000 Class A and Class B units, Dec 2014 & June 2015, $3.10 per unit	(61,606,300)
Net Income	31,946,519
Balance - October 31, 2015	$129,563,780

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

Marketable Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

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

At October 31, 2015, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $6,257,000 and $6,241,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $7,000,000. At October 31, 2014, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $5,211,000 and $5,263,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $3,000,000. For the years ended October 31, 2015, 2014 and 2013, there was no other-than-temporary impairment recognized. For the years ended October 31, 2015, 2014 and 2013 the Company recorded interest, dividends, and net realized and unrealized gain and losses of approximately $128,000, $263,000 and none, respectively from these investments as part of other income (expense).
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
Notes to Financial Statements

treated as a reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Lawrenceville Tank, LLC, Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the year ended October 31, 2015 for all companies is based on the investee's results for the twelve month period ended September 30, 2015.

Note Receivable

The Company has a note receivable from an unrelated party. The Company carries the note at original face value plus accrued interest which is equal to 6% as of October 31, 2015 and is compounded monthly. The note commenced in December 2014 with a face value of $500,000 and has a maturity of 5 years. Annual payments are to begin in September 2016. Balance of the note receivable, including accrued interest, as of October 31, 2015 and 2014 was approximately $526,000 and none, respectively.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require an asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

Realized and unrealized gains and losses related to derivative contracts related to corn and natural gas are included as a component of cost of goods sold and derivative contracts related to ethanol are included as a component of revenues in the accompanying financial statements. The fair values of all contracts with the same counter party are presented net on the accompanying balance sheet as derivative instruments net of cash due from/to broker.

Net income per unit
Basic and diluted earnings per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2015, 2014 or 2013 for environmental liabilities.

Incentive Compensation Plan
The Company has an incentive compensation plan for certain employees equal to 1% of net income. Awards pursuant to the incentive compensation plan are paid in cash after the Company's net income is determined for each fiscal year. Awards made pursuant to the plan are immediately vested and paid.

Fair Value
Financial instruments include cash and equivalents, certificates of deposit, marketable securities, receivables, accounts payable, accrued expenses, long-term debt and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices (see Note 8). The fair value of the long-term debt is estimated based on level 3 inputs based on the current anticipated interest rate which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and the other market factors. The fair value of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments (Level 3).

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2015 fiscal year, ethanol sales accounted for approximately 80% of total revenue, distiller grains sales accounted for approximately 17% of total revenue and corn oil sales accounted for approximately 3% of total revenue while corn costs averaged approximately 77% of cost of goods sold.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Reclassification
Certain items in the prior years balance sheet and cash flow statements for the years ended October 31, 2013 and 2014 have been reclassified to conform to the 2015 classifications. The changes do not affect net liabilities or net cash flow but were changed to agree with the classifications used in the October 31, 2015 financial statements.

2.    INVENTORY

Inventory consisted of the following as of October 31, 2015 and October 31, 2014:

	October 31, 2015	October 31, 2014
Raw Materials	$4,032,244	$3,150,725
Work in Process	1,208,661	1,193,582
Finished Goods	1,625,600	515,745
Totals	$6,866,505	$4,860,052

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which include revolving term loans with original maximum borrowings of $30,000,000 and $5,000,000 and mature on February 1, 2019 and February 1, 2020, respectively. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.35% as of October 31, 2015). The borrowings are secured by substantially all the assets of the Company. The revolving term loan maximum borrowings are reduced by $2,500,000 on a semi-annual basis starting in August 2013. The agreement allows for additional reductions in the maximum borrowings at the Company's request.

In addition, the Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of October 31, 2015, the Company had no outstanding borrowings and $10 million available to borrow under the credit agreement. As of October 31, 2014 the Company had no borrowings outstanding.

The Company had other notes payable of approximately $0 and $13,000 outstanding as of October 31, 2015 and October 31, 2014, respectively.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended October 31, 2015, 2014 and 2013 totaled approximately $78,605,000, $66,507,000 and $65,573,000, respectively. As of October 31, 2015 and 2014 the amount we owed to related parties was approximately $666,000 and $456,000, respectively (See Note 6).

Previously, the Company had a management services agreement with Homeland Energy Solutions, LLC to share the compensation costs associated with each management position covered under the agreement partially in an effort to reduce the costs of administrative overhead. This agreement was terminated on May 16, 2014. The Company recorded a reduction in expenses related to these shared costs during the fiscal years ended October 31, 2015, 2014 and 2013 of approximately $0, $118,000 and $169,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company had a deferred phantom unit compensation plan for certain employees equal to 1% of net income for its fiscal years ended October 31, 2014 and 2013. Currently, the Company has a cash bonus compensation plan which is paid shortly after the fiscal year in which the cash bonus is earned. During the fiscal years ended October 31, 2015, 2014 and 2013 the Company recorded compensation expense related to the prior deferred phantom unit compensation plan of approximately $38,000, $38,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

and $16,000, respectively. As of October 31, 2015 and 2014, the Company had a liability of approximately $279,000 and $361,000 outstanding as deferred compensation, respectively and has approximately $112,000 to be recognized as future compensation expense which will continue to vest over an approximate 3 year period.

The Company has adopted a Simple IRA Adoption Agreement which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $95,000, $93,000 and $89,000 during the years ended October 31, 2015, 2014 and 2013, respectively

6.    COMMITMENTS, CONTINGENCIES AND AGREEMENTS

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers
The Company has entered into marketing agreements with RPMG, a marketing company, for the exclusive rights to market, sell and distribute the entire ethanol, distiller grains and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place are as follows:

	2015	2014	2013
Sales ethanol, distiller grains & corn oil	$221,610,000	$293,550,000	$353,289,000
Marketing fees	440,000	430,000	584,000

As of	October 31, 2015	October 31, 2014
Amount due from RPMG	$2,717,000	$7,587,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2015, 2014 and 2013 and the fair value of derivatives as of October 31, 2015 and 2014:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$64,000	$(85,000)	$(21,000)
fiscal year 2015	Cost of Goods Sold	346,000	(17,000)	329,000
	Total	$410,000	$(102,000)	$308,000

Commodity Contracts for the	Revenue	$(2,736,000)	$(1,232,000)	$(3,968,000)
fiscal year 2014	Cost of Goods Sold	3,108,000	1,518,000	4,626,000
	Total	$372,000	$286,000	$658,000

Commodity Contracts for the	Revenue	$(3,388,000)	$1,405,000	$(1,983,000)
fiscal year 2013	Cost of Goods Sold	1,222,000	(1,270,000)	(48,000)
	Total	$(2,166,000)	$135,000	$(2,031,000)

	Balance Sheet Classification	October 31, 2015	October 31, 2014
Futures and option contracts
In gain position		$58,000	$648,000
In loss position		(237,000)	(726,000)
Cash held by broker		1,058,000	464,000
	Current Asset	$879,000	$386,000

As of October 31, 2015, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $17,174,000 were with related parties.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Commitments Through	Amount
Sale commitments
Distiller grains - fixed price	November 2015	$2,496,000
Corn Oil - fixed price	November 2015	731,000

Purchase commitments
Corn - fixed price	October 2016	$7,162,000
Corn - basis contract	May 2016	16,312,000
Natural gas - fixed price	March 2016	1,003,000

As of October 31, 2015, the Company has fixed price futures and forward contracts in place for approximately 15% of anticipated corn needs and 18% of natural gas needs for the next 12 months with no open positions beyond that point.

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

Marketable Securities: The Company's short-term investments are classified within Level 1 and are comprised of short-term liquid investments (e.g. mutual funds), classified as trading securities, which are carried at fair value based on the quoted market prices.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, October 31, 2015	$6,241,000	$6,241,000	$—	$—
Assets, October 31, 2014	5,263,000	5,263,000	—	—
Derivative financial instruments
October 31, 2015
Assets	$58,000	$33,000	$25,000	$—
Liabilities	(237,000)	(85,000)	(152,000)	—
October 31, 2014
Assets	$648,000	$447,000	$201,000	$—
Liabilities	(726,000)	(610,000)	(116,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investment in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s).

Balance Sheet	9/30/2015	9/30/2014	9/30/2013
Current Assets	$285,879	$320,903	$241,993
Other Assets	256,144	267,563	288,159
Current Liabilities	142,927	140,262	164,813
Long-term Debt	49,241	17,007	32,597
Members’ Equity	349,855	431,197	332,744

	Twelve Months Ended
Income Statement	9/30/2015	9/30/2014	9/30/2013
Revenue	$784,304	$988,226	$1,140,309
Gross Profit	112,252	220,216	68,152
Net Income	93,576	209,768	59,556

The following table (in 000's) shows the condensed financial information of Guardian Energy, which represents greater than 10% of the Company's net income for the year ended October 31, 2015.

Guardian Energy Condensed Financial Information
Balance Sheet	9/30/2015	9/30/2014	9/30/2013
Current Assets	$23,053	$68,726	$42,981
Other Assets	47,653	56,576	65,556
Current Liabilities	7,918	22,193	18,958
Long-term Debt	49,000	16,788	24,080
Members’ Equity	13,788	86,321	65,499

	Twelve Months Ended
Income Statement	9/30/2015	9/30/2014	9/30/2013
Revenue	$234,332	$307,980	$361,132
Gross Profit	37,410	74,928	27,055
Net Income	22,467	70,822	22,762

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than than 10% of the Company's assets for the year ended October 31, 2015.

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	9/30/2015	9/30/2014	9/30/2013
Current Assets	$80,156	$72,353	$31,975
Other Assets	109,910	111,560	119,869
Current Liabilities	36,118	35,472	36,790
Long-term Debt	241	203	102
Members’ Equity	153,707	148,238	114,952

	Twelve Months Ended
Income Statement	9/30/2015	9/30/2014	9/30/2013
Revenue	$279,373	$344,439	$397,513
Gross Profit	35,242	72,946	18,070
Net Income	32,078	68,743	15,674

The Company recorded equity in net income of approximately $2,445,000 from Absolute Energy, $2,360,000 from Guardian Energy, $2,566,000 from Homeland Energy Solutions and $539,000 from our other investments for a total of approximately $7,910,000 for the fiscal year ended October 31, 2015. Income for the fiscal years ended October 31, 2014 and 2013 totaled approximately $18,314,000 and $5,056,000, respectively. The Company has undistributed net earnings of investees of approximately $13,931,000 and $23,342,000 as of October 31, 2015 and 2014, respectively.

10. MEMBERS’ EQUITY

The Company repurchased 10,000 of Class A units during 2014 for purchase price of $50,000 and 4,577,000 of Class A units during 2013 for a purchase price of $17.0 million. The total number of Class A and B units outstanding as of October 31, 2015 and 2014 was 19,873,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

The Company has four leases for equipment with original terms of 5 to 10 years which extend through June 2020. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the year ending October 31, 2015, 2014 and 2013 was approximately $1,686,000, $1,913,000 and $1,732,000, respectively.

At October 31, 2015, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2016	$1,502,000
2017	799,000
2018	157,000
2019	93,000
2020	70,000
Total	$2,621,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2015
Total revenues	$61,048,123	$52,854,192	$52,082,545	$55,164,274
Gross profit	12,354,270	3,826,385	6,054,597	4,697,420
Operating income	11,298,282	3,130,968	5,314,680	3,780,788
Net income	14,902,633	3,967,686	7,356,150	5,720,050
Basic & diluted earnings per unit	$0.75	$0.20	$0.37	$0.29

Year ended October 31, 2014
Total revenues	$72,987,525	$79,555,311	$70,787,145	$65,822,568
Gross profit	14,393,693	18,588,889	18,992,791	11,841,637
Operating income	13,608,951	17,601,368	17,967,160	11,070,379
Net income	18,475,033	22,777,709	21,925,756	16,101,039
Basic & diluted earnings per unit	$0.93	$1.15	$1.10	$0.81

Year ended October 31, 2013
Total revenues	$85,408,162	$93,880,209	$84,597,520	$86,835,284
Gross profit (loss)	(965,555)	2,134,266	5,527,465	6,010,335
Operating income (loss)	(1,736,938)	1,585,609	4,958,513	5,349,091
Net income (loss)	(1,763,757)	2,558,407	6,982,173	6,406,205
Basic & diluted earnings (loss) per unit	$(0.08)	$0.13	$0.35	$0.29

14. SUBSEQUENT EVENTS

On November 16, 2015 the board of directors declared a cash distribution of $0.70 per membership unit to the holders of Class A and Class B units of record at the close of business on November 16, 2015 for a total distribution of $13,911,100. The distribution will be recorded in the Company's first quarter financial statements for the 2016 fiscal year and was paid on December 10, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2015.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2015.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2015 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2016 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2015 fiscal year end. This proxy statement is referred to in this report as the 2016 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2016 Proxy Statement.

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

(3)	Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.
3.3	First Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC dated February 20, 2012.		Exhibit 3.1 to the registrants Form 10-Q filed with the Commission on March 15, 2012.
3.4	Second Amendment to the Third Amended and Restated Operating Agreement of Golden Grain energy, LLC dated February 25, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
10.1	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 14, 2006.
10.2	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.3	Management Phantom Unit and Bonus Plan dated December 19, 2008.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.4	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2009.
10.5	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.6	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.7	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.8	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +		Exhibit 10.21 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.11	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +		Exhibit 10.22 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.12	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.13	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.

10.14	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.15	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on December 23, 2011.
10.16	Member Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Golden Grain Energy, LLC dated August 27, 2012.+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 13, 2012.
10.17	Membership Unit Repurchase Agreement dated December 12, 2012 between Golden Grain Energy, LLC and Steven Retterath.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.18	Amendment to the Master Loan Agreement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.19	Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.20	$5,000,000 Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.21	Termination Agreement dated May 16, 2014 between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014.
10.22	Revolving Term Loan Supplement between CoBank and Golden Grain Energy dated March 20, 2015.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2014.
10.23	Revolving Term Loan Supplement between CoBank and Golden Grain Energy dated March 20, 2015.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015.
14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X

101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2015 and October 31, 2014, (ii) Statements of Operations for the fiscal years ended October 31, 2015, 2014 and 2013, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2015, 2014 and 2013, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 21, 2015	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	December 21, 2015	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 21, 2015	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 21, 2015	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 21, 2015	/s/ Stan Laures
Stan Laures, Director

Date:	December 21, 2015	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 21, 2015	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 21, 2015	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 21, 2015	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 21, 2015	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 21, 2015	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 21, 2015	/s/ Roger Shaffer
Roger Shaffer, Director