Form 10-Q
period 2016-01-31
GOLDEN GRAIN ENERGY
filed 2016-03-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of March 14, 2016, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	January 31, 2016	October 31, 2015
	(Unaudited)
Current Assets
Cash and equivalents	$7,628,631	$21,084,029
Marketable securities	13,341,028	13,241,062
Accounts receivable	3,847,227	2,717,592
Other receivables	2,348,094	669,930
Derivative instruments	452,083	879,332
Inventory	8,059,499	6,866,505
Prepaid expenses and other	1,827,928	1,578,458
Total current assets	37,504,490	47,036,908

Property and Equipment
Land and land improvements	12,516,479	12,516,479
Building and grounds	25,761,752	25,761,752
Grain handling equipment	15,329,548	15,178,214
Office equipment	220,527	217,424
Plant and process equipment	85,512,612	84,802,333
Construction in progress	8,710,196	5,887,270
	148,051,114	144,363,472
Less accumulated depreciation	84,288,127	82,232,924
Net property and equipment	63,762,987	62,130,548

Other Assets
Investments	24,526,518	27,334,443
Other assets	1,585,380	1,653,421
Total other assets	26,111,898	28,987,864

Total Assets	$127,379,375	$138,155,320

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2016	October 31, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$6,542,868	$6,324,850
Accrued expenses	1,201,536	1,679,336
Other current liabilities	113,115	110,392
Total current liabilities	7,857,519	8,114,578

Long-term Liabilities
Deferred compensation	283,998	278,798
Deferred revenue, net of current portion	167,843	198,164
Total long-term liabilities	451,841	476,962

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	119,070,015	129,563,780

Total Liabilities and Members’ Equity	$127,379,375	$138,155,320

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015

Revenues	$48,773,123	$61,048,123

Cost of Goods Sold	46,819,364	48,693,853

Gross Profit	1,953,759	12,354,270

Operating Expenses	998,968	1,055,988

Operating Income	954,791	11,298,282

Other Income (Expense)
Other income	99,204	82,864
Interest (expense)	(3,728)	(35,289)
Equity in net income of investments	2,367,068	3,556,776
Total Other Income	2,462,544	3,604,351

Net Income	$3,417,335	$14,902,633

Basic & diluted net income per unit	$0.17	$0.75
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000
Distributions Per Unit	$0.70	$2.60

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2016	January 31, 2015
Cash Flows from Operating Activities
Net income	$3,417,335	$14,902,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,077,355	2,072,672
Unrealized (gain) loss on risk management & marketable securities	327,283	(219,460)
Amortization of deferred revenue	(27,598)	(73,835)
Change in accretion of interest on grant & note receivable	(16,441)	16,209
Distributions in excess of earnings from investments	1,298,325	6,905,817
Deferred compensation expense	5,200	131,139
Change in assets and liabilities
Accounts receivable	(1,129,635)	5,815,852
Inventory	(1,192,994)	(2,943,183)
Prepaid expenses and other	(355,704)	(981,262)
Accounts payable	(318,431)	(54,197)
Accrued expenses	(477,800)	(530,053)
Deferred compensation payable	—	(126,014)
Net cash provided by operating activities	3,606,895	24,916,318

Cash Flows from Investing Activities
Capital expenditures	(3,151,193)	(2,327,466)
Purchase of marketable securities	(5,000,000)	—
Proceeds from sale of marketable securities	5,000,000	5,150,000
Net cash (used in) provided by investing activities	(3,151,193)	2,822,534

Cash Flows from Financing Activities
Payments for long-term debt	—	(9,695)
Distributions to members	(13,911,100)	(51,669,800)
Payments received on grant receivable	—	253,112
Net cash (used in) financing activities	(13,911,100)	(51,426,383)

Net (Decrease) in Cash and Equivalents	(13,455,398)	(23,687,531)

Cash and Equivalents – Beginning of Period	21,084,029	47,444,566

Cash and Equivalents – End of Period	$7,628,631	$23,757,035

Supplemental Cash Flow Information
Cash paid for interest	$16,648	$42,502

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in process	$536,449	$396,200
Distributions declared and unpaid by equity method investee	1,509,600	—

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2015, contained in the Company's annual report on Form 10-K for 2015.

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

Cash and Equivalents
The Company's cash balances are maintained in bank depositories and regularly exceed federally insured limits. The Company has not experienced any losses in connection with these balances. Also included in cash and equivalents are highly liquid investments, that are readily convertible into known amounts of cash, which are subject to an insignificant risk of change in value due to interest rate, quoted price or penalty on withdrawal and have a maturity of three months or less.
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

At January 31, 2016, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $7,812,000 and $7,841,000, respectively, and certificates of deposit all with maturities of less than one year and approximate value of $5,500,000. At October 31, 2015, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $6,257,000 and $6,241,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $7,000,000. For the periods ended January 31, 2016 and 2015, there was no other-than-temporary impairment recognized. For the three months ended January 31, 2016 and 2015, the Company recorded interest, dividends and net realized and unrealized gains and losses of approximately $99,000 and $83,000, respectively, from these investments part of other income (expense).

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

reduction of the investment account. The investments are evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the period ended January 31, 2016, for all companies, is based on the investee's results for the three months ended December 31, 2015.

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

Inventory
Inventories are generally valued at the lower of weighted average cost or net realized value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Effective November 1, 2015, the Company adopted Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring the measurement of inventory at the lower of cost or net realizable value. The adoption of this standard did not have a material effect on the financial statements.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

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

Fair Value
Financial instruments include cash and equivalents, certificates of deposit, marketable securities, receivables, accounts payable, accrued expenses and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices. The fair value, determined using level 3 inputs, of other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended January 31, 2016, ethanol sales accounted for approximately 80% of total revenue, distiller grains sales accounted for approximately 16% of total revenue, and corn oil sales accounted for approximately 4% of total revenue, while corn costs averaged approximately 81% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
Raw Materials	$4,015,687	$4,032,244
Work in Process	1,157,341	1,208,661
Finished Goods	2,886,471	1,625,600
Totals	$8,059,499	$6,866,505

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $35,000,000 and maturity on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.58% as of January 31, 2016). The borrowings are secured by substantially all the assets of the Company. The agreement allows for additional reductions in the maximum borrowings at the Company's request. The Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of January 31, 2016, the Company had no outstanding borrowings and $10 million available to borrow under the credit agreement. As of October 31, 2015, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases from the related parties during the three months ended January 31, 2016 totaled approximately $24,260,000. Purchases during the three months ended January 31, 2015 totaled approximately $18,984,000. As of January 31, 2016 and October 31, 2015, the amount owed to related parties was approximately $839,000 and $666,000, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31,
	2016	2015
Sales ethanol, distiller grains & corn oil	$48,873,000	$61,081,000
Marketing fees	100,000	89,000

As of	January 31, 2016	October 31, 2015
Amount due from RPMG	$3,836,000	$2,717,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the periods ended January 31, 2016 and 2015 and the fair value of derivatives as of January 31, 2016 and October 31, 2015:

	Income Statement Classification	Realized Gain	Change in Unrealized Gain (Loss)	Total Gain
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$—	$—
three months ended January 31, 2016	Cost of Goods Sold	382,000	217,000	599,000
	Total	$382,000	$217,000	$599,000

Commodity Contracts for the	Revenue	$141,000	$(85,000)	$56,000
three months ended January 31, 2015	Cost of Goods Sold	186,000	200,000	386,000
	Total	$327,000	$115,000	$442,000

	Balance Sheet Classification	January 31, 2016	October 31, 2015
Futures and option contracts through December 2016
In gain position		$278,000	$58,000
In loss position		(241,000)	(237,000)
Cash held by broker		415,000	1,058,000
	Current Asset	$452,000	$879,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

As of January 31, 2016, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $11,715,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	April 2016	$1,033,000
Distiller Grains - fixed price	March 2016	2,528,000

Purchase commitments
Corn - fixed price	December 2016	$3,233,000
Corn - basis contract	May 2016	18,585,000
Natural gas - fixed price	March 2016	396,000

As of January 31, 2016, the Company has fixed price futures and forward contracts in place for approximately 9% of our anticipated corn needs, 16% of our natural gas needs and 0% of our ethanol sales for the next 12 months with no open positions beyond that period.

As of January 31, 2016, the Company had approximately 36,000 bushels with approximate market value of $126,000 of priced later and deferred payment corn contracts. As of October 31, 2015, the Company had approximately 197,000 bushels with approximate market value of $705,000 of priced later and deferred payment corn contracts.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, January 31, 2016	$7,841,000	$7,841,000	$—	$—
Assets, October 31, 2015	6,241,000	6,241,000	—	—
Derivative financial instruments
January 31, 2016
Assets	$278,000	$260,000	$18,000	$—
Liabilities	(241,000)	(109,000)	(132,000)	—
October 31, 2015
Assets	$58,000	$33,000	$25,000	$—
Liabilities	(237,000)	(85,000)	(152,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	12/31/2015	9/30/2015
Current Assets	$293,971	$285,879
Other Assets	252,804	256,144
Current Liabilities	167,964	142,927
Long-term Debt	49,350	49,241
Members’ Equity	329,461	349,855

	Three Months Ended December 31,
Income Statement	2015	2014
Revenue	$184,049	$221,543
Gross Profit	21,795	49,229
Net Income	17,520	44,036

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended January 31,
Equity in Net Income	2016	2015
Absolute Energy	$550	$1,244
Guardian Energy	1,368	1,367
Homeland Energy Solutions	405	990
Other	44	(44)
Total	$2,367	$3,557

During the three months ended January 31, 2016, Guardian Energy made distributions in excess of the equity balance recorded by the Company. The excess distribution was approximately $961,000 and is recorded as part of income for the three months ended January 31, 2016. The following table shows the condensed financial information of Guardian Energy, which represents greater than 10% of the net income during certain periods presented.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2016

Guardian Energy Condensed Financial Information
Balance Sheet	12/31/2015	9/30/2015
Current Assets	$25,126	$23,053
Other Assets	46,000	47,653
Current Liabilities	11,707	7,918
Long-term Debt	49,000	49,000
Members’ Equity	10,419	13,788

	Three Months Ended
Income Statement	12/31/2015	12/31/2014
Revenue	$52,137	$65,001
Gross Profit	7,290	16,354
Net Income	3,881	12,924

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than than 10% of the Company's assets for certain periods presented:

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	12/31/2015	9/30/2015
Current Assets	$76,604	$80,156
Other Assets	110,388	109,910
Current Liabilities	37,661	36,118
Long-term Debt	350	241
Members’ Equity	148,980	153,707

	Three Months Ended
Income Statement	12/31/2015	12/31/2014
Revenue	$68,246	$77,648
Gross Profit	59,872	13,887
Net Income	4,961	12,528

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

•	Reduced corn ethanol use requirements in the EPA's renewable volume obligations under the Renewable Fuels Standard for 2014, 2015 and 2016;

•	The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;

•	Changes in the availability and price of corn and natural gas;

•	Any elimination of the renewable fuels use requirements under the RFS;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

•
Our ability to profitably operate the ethanol plant, including the sale of distiller grains and corn oil, and maintain a positive spread between the selling price of our products and our raw material costs;

•	Lower distillers grains prices which result from the Chinese antidumping investigation;

•	The ability of the ethanol industry to generate additional demand through higher level blends of ethanol, including E15 and E85;

•	The effect our hedging activities have on our financial performance and cash flows;

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;

•	Changes in our business strategy, capital improvements or development plans;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes and advances in ethanol production technology;

•	Changes in interest rates or the lack of credit availability; and

•	Our ability to retain key employees and maintain labor relations.

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

On November 16, 2015, our board of directors declared a distribution of $0.70 per membership unit for members of record as of November 16, 2015. The total amount of the distribution was $13,911,100 which was paid in December 2015.

On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS required the use of 14.40 billion gallons of conventional biofuels in 2014 and 15 billion gallons in 2015 and 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 was 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. This is a significant reduction in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand, and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

Results of Operations

Comparison of the Three Months Ended January 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$48,773,123	100.0	$61,048,123	100.0
Cost of Goods Sold	46,819,364	96.0	48,693,853	79.8
Gross Profit	1,953,759	4.0	12,354,270	20.2
Operating Expenses	998,968	2.0	1,055,988	1.7
Operating Income	954,791	2.0	11,298,282	18.5
Other Income	2,462,544	5.0	3,604,351	5.9
Net Income	$3,417,335	7.0	$14,902,633	24.4

Revenues. Our total revenue was lower for our first quarter of 2016 compared to the same period of 2015 due to the lower average prices we received for our products. For our first quarter of 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our first quarter of 2015, ethanol sales accounted for approximately 83% of our total revenue, distiller grains sales accounted for approximately 14% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 27% lower for our first quarter of 2016 compared to the same period of 2015. Management attributes this decrease, in the average price we received for our ethanol, to lower gasoline and corn prices which typically impacts market ethanol prices. Further, ethanol supply in the market has been higher which has negatively impacted market ethanol prices. Management anticipates that ethanol prices will remain lower due to the current relationship between ethanol supply and demand. Management anticipates that ethanol exports may remain at their current levels due to low ethanol prices, which could provide some price support for ethanol. However, without a significant increase in domestic ethanol demand, ethanol prices may remain low. Further, corn and gasoline prices are expected to remain low which may continue to negatively impact market ethanol prices. Due to the stronger United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, management anticipates increased ethanol imports from Brazil which will further impact ethanol supplies in the United States. If we experience significantly more ethanol imports compared to our ethanol exports, it may result in further ethanol price decreases.

Management believes that ethanol prices were negatively impacted by the EPA's release of the proposed renewable volume obligations for 2014, 2015 and 2016 which reduced the amount of corn-based ethanol which must be used in the United States during those years. Management believes that this reduction has had a negative impact on ethanol demand and prices which may continue through the next two years. This negative impact is especially pronounced due to current low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has decreased due to the fact that the spread between the price of ethanol and gasoline is smaller. Management anticipates continued volatility in the ethanol market as a result of changing gasoline prices which impacts ethanol demand and ultimately prices.

We sold approximately 6% more gallons of ethanol during our first quarter of 2016 compared to the same period of 2015. Management attributes this increase in ethanol sales with increased ethanol production efficiency due to plant improvement projects we implemented during our 2015 fiscal year. Our total ethanol production was approximately 5% higher during our first quarter of 2016 as compared to the same period of 2015. Management anticipates that our ethanol sales and production will be slightly greater during the remaining quarters of our 2016 fiscal year compared to our 2015 fiscal year due to these plant efficiency improvements.

During our first quarter of 2016, we experienced no realized or unrealized gains on our ethanol derivatives. By comparison, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $56,000 during our first quarter of 2015 which increased our revenue.

The average price per ton we received for our dried distillers grains was approximately 12% less for our first quarter of 2016 compared to the same period of 2015. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 2% less for our first quarter of 2016 compared to the same period of 2015. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2015 harvest. In addition, China started refusing distiller grains from the United States in January 2016 which resulted in lower distiller prices and will result in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact market distiller grains prices. Management anticipates that distiller grains will begin to consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China filing antidumping and countervailing duty claims against the United States distiller grain markets.

Our distiller grains production was approximately 5% greater during our first quarter of 2016 compared to the same period of 2015 due primarily to an increase in ethanol gallons produced but offset by improved ethanol conversion efficiency and increased corn oil production. As we extract more ethanol and corn oil from a bushel of corn, it results in less total tons of distiller grains produced. Management anticipates distiller grains production to be comparable for the remaining quarters of our 2016 fiscal year compared to our first quarter of 2016 due to the net effect of an anticipated increase in total ethanol production, partially offset by improved ethanol conversion rates and corn oil production.

We sold approximately 33% more pounds of corn oil during our first quarter of 2016 compared to the same period of 2015. This increase in corn oil sales resulted from increased ethanol production during the 2016 period along with improved corn oil extraction efficiency. The average price per pound we received for our corn oil was approximately 20% less for our first quarter of 2016 compared to the same period of 2015. Management attributes this decline in corn oil prices with increased corn oil supply in the market which has not been met by corresponding increases in corn oil demand. The biodiesel industry has been impacted by the expiration of the biodiesel blenders' tax credit which was not reinstated until the end of 2015. Since biodiesel production is a major source of corn oil demand, lower biodiesel demand has impacted corn oil prices. However, management believes that corn oil demand will increase during our 2016 fiscal year since the biodiesel blenders' tax credit was recently renewed for 2016. In addition, corn oil prices have been impacted by lower soybean oil prices as soybean oil is a product that typically competes with corn oil, particularly for biodiesel production. Management anticipates relatively stable corn oil prices going forward unless demand increases significantly for biodiesel production.

Cost of Goods Sold. Our cost of goods sold was lower for our first quarter of 2016 compared to the same period of 2015 due primarily to lower corn costs and natural gas costs. Our average cost per bushel of corn was approximately 6% lower during our first quarter of 2016 compared to the same period of 2015. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. Corn prices have continued to trend lower due to abundant corn supplies and another large corn crop in the fall of 2015. These two factors, in addition to China terminating distiller grain imports, may lead to continued lower corn prices for our 2016 fiscal year.

We consumed approximately 3% more corn during our first quarter of 2016 compared to the same period of 2015 due to increased ethanol production. We were able to improve our corn conversion rate by approximately 1% during our first quarter of 2016 compared to the same period of 2015 which allowed us to produce more of ethanol per bushel of corn. Management anticipates consistent corn consumption during the rest of our 2016 fiscal year, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 38% during our first quarter of 2016 compared to the same period of 2015. The average price we paid per MMBtu of natural gas was approximately 39% lower during our first quarter of 2016 compared to the same period of 2015. Management attributes this decrease in natural gas prices with lower commodity and energy prices during the 2016 period as well as growing supplies of natural gas and a mild winter. Management anticipates that natural gas prices will continue to trade lower than recent history. Our natural gas consumption during our first quarter of 2016 was approximately 3% higher and we experienced approximately a 2% improvement in efficiencies compared to the same period of 2015. Management attributes this increase in our natural gas consumption with increased ethanol production offset by production efficiencies.

We experienced combined realized and unrealized gains of approximately $599,000 for our first quarter of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $386,000 of combined realized and unrealized gains for the same period of 2015 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our first quarter of 2016 compared to the same period of 2015 primary due to less personnel expense during 2016, offset by higher contributions to trade organizations during 2016 as compared to the first fiscal quarter of 2015. Management anticipates that our operating expenses will remain slightly lower during the remaining quarters of our 2016 fiscal year compared to our 2015 fiscal year.

Other Income (Expense). Other income was lower for our first quarter of 2016 compared to the same period of 2015 due to a decrease in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced less favorable operating margins during our first quarter of 2016. We had less interest expense during our first quarter of 2016 compared to the same period of 2015 due to less outstanding borrowing on our revolving loan. We had more other income during our first quarter of 2016 compared to the same period of 2015 due to an increase in income from marketable securities.

Changes in Financial Condition for the Three Months Ended January 31, 2016

Current Assets. We had less cash and equivalents at January 31, 2016 compared to October 31, 2015. This decrease in our cash position is due primarily to nearly $14 million in distributions we paid to our members during December 2015. The increase in our accounts receivable at January 31, 2016 compared to October 31, 2015 was due to the timing of our product shipments and payments at the end of our first fiscal quarter of 2016 compared to the end of our 2015 fiscal year. The value of our inventory was greater at January 31, 2016 compared to October 31, 2015 primarily due to increased finished goods inventory we had on hand at the end of our first fiscal quarter. The increase in other receivable at January 31, 2016 compared to October 31, 2015 was due to a distribution receivable from one of our investments in another ethanol facility.

Property and Equipment. The net value of our property and equipment was higher at January 31, 2016 compared to October 31, 2015 due to an increase in capital projects offset by depreciation. We had approximately $8.7 million in construction in progress at January 31, 2016 related to various capital projects we were conducting during our 2015 and 2016 fiscal years, the largest of which is our water treatment facility.

Other Assets. Our other assets were lower at January 31, 2016 compared to October 31, 2015 due to a decrease in the value of our various investments caused by distributions received in excess of earnings recorded for the three months ended January 31, 2016.

Current Liabilities. Our accounts payable at January 31, 2016 were comparable to October 31, 2015. Our accrued expenses were lower at January 31, 2016 compared to October 31, 2015 due to payment of employee benefits as it relates to bonuses for our 2015 fiscal year, which are partially based on net income and therefore are not expected to be as high in 2016 as they were in 2015.

Long-term Liabilities. Our long-term liabilities were similar at January 31, 2016 and October 31, 2015.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of January 31, 2016, we had $10 million available pursuant to our revolving term loan and approximately $21 million in cash and equivalents and marketable securities.

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

We commenced a program of investing our excess cash in short-term liquid investments which allows us to access the cash when we need it and preserve our capital while limiting our loss exposure. Only a portion of our cash balances are federally insured when they are deposited with our bank. As a result, our plan is intended to decrease the risk we face when we were concentrating our cash balances with one financial institution.

The following table shows our cash flows for the three months ended January 31, 2016 and 2015:

	Three Months Ended January 31,
	2016	2015
Net cash provided by operating activities	$3,606,895	$24,916,318
Net cash (used in) provided by investing activities	(3,151,193)	2,822,534
Net cash (used in) financing activities	(13,911,100)	(51,426,383)

Cash Flow From Operations

Our cash flows from operations for the three months ended January 31, 2016 were lower compared to the same period of 2015 due primarily to decreased net income in addition to a decrease in distributions received from our investments and timing of payments of working capital components.

Cash Flow From Investing Activities

We used more cash for investing activities during our three months ended January 31, 2016 compared to the same period of 2015 due to having less sales of marketable securities during the 2016 period. During the 2016 period, we had more capital expenditures compared to the 2015 period due to our plant improvement projects.

Cash Flow From Financing Activities.

During our three months ended January 31, 2016, we used significantly less cash for financing activities related to less distributions paid to members.

Short-Term and Long-Term Debt Sources

We have a credit facility with Farm Credit Services of America "Farm Credit" with an initial availability of $35 million, which currently has availability of $10 million. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

Variable Line of Credit

We have a long-term revolving line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We will have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of January 31, 2016, we had $0 outstanding on this loan with an accrued interest rate of 3.58% per year. As of January 31, 2016, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2016, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of January 31, 2016. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of January 31, 2016, we had price protection in place for approximately 9% of our anticipated corn needs, 16% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,510,000	MMBTU	10%	$641,000
Ethanol	115,000,000	Gallons	10%	14,594,000
Corn	35,306,000	Bushels	10%	12,551,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended January 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2015, included in our annual report on Form 10-K.

Distillers grains demand and prices may be negatively impacted by the Chinese antidumping and countervailing duty investigation. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it will commence an antidumping and countervailing duty investigation related to distillers grains imported from the United States. During the investigation, it is likely that distillers grains exports to China will be reduced, regardless of whether China ends up instituting a tariff on distillers grains produced in the United States and exported to China. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, it could remove the largest source of export demand for distillers grains. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2016 and October 31, 2015, (ii) Statements of Operations for the three months ended January 31, 2016 and 2015, (iii) Statements of Cash Flows for the three months ended January 31, 2016 and 2015, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 14, 2016	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	March 14, 2016	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)