Form 10-Q
period 2016-04-30
GOLDEN GRAIN ENERGY
filed 2016-06-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of June 14, 2016, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	April 30, 2016	October 31, 2015
	(Unaudited)
Current Assets
Cash and equivalents	$9,798,033	$21,084,029
Marketable securities	12,694,269	13,241,062
Accounts receivable	6,611,893	2,717,592
Other receivables	924,875	669,930
Derivative instruments	922,603	879,332
Inventory	5,409,179	6,866,505
Prepaid expenses and other	1,746,174	1,578,458
Total current assets	38,107,026	47,036,908

Property and Equipment
Land and land improvements	13,916,479	12,516,479
Building and grounds	26,861,752	25,761,752
Grain handling equipment	15,689,723	15,178,214
Office equipment	220,527	217,424
Plant and process equipment	90,161,052	84,802,333
Construction in progress	4,989,274	5,887,270
	151,838,807	144,363,472
Less accumulated depreciation	86,408,647	82,232,924
Net property and equipment	65,430,160	62,130,548

Other Assets
Investments	25,160,496	27,334,443
Other assets	1,580,787	1,653,421
Total other assets	26,741,283	28,987,864

Total Assets	$130,278,469	$138,155,320

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2016	October 31, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$7,072,649	$6,324,850
Accrued expenses	1,183,544	1,679,336
Other current liabilities	115,838	110,392
Total current liabilities	8,372,031	8,114,578

Long-term Liabilities
Deferred compensation	294,607	278,798
Deferred revenue, net of current portion	137,522	198,164
Total long-term liabilities	432,129	476,962

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	121,474,309	129,563,780

Total Liabilities and Members’ Equity	$130,278,469	$138,155,320

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

Revenues	$51,518,991	$52,854,192	$100,292,114	$113,902,315

Cost of Goods Sold	49,897,922	49,027,807	96,717,286	97,721,660

Gross Profit	1,621,069	3,826,385	3,574,828	16,180,655

Operating Expenses	896,759	695,417	1,895,727	1,751,405

Operating Income	724,310	3,130,968	1,679,101	14,429,250

Other Income (Expense)
Other income	190,780	415,568	289,984	498,432
Interest income (expense)	2,648	(34,318)	(1,080)	(69,607)
Equity in net income of investments	1,486,556	455,468	3,853,624	4,012,244
Total Other Income	1,679,984	836,718	4,142,528	4,441,069

Net Income	$2,404,294	$3,967,686	$5,821,629	$18,870,319

Basic & diluted net income per unit	$0.12	$0.20	$0.29	$0.95
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$—	$—	$0.70	$2.60

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2016	April 30, 2015
Cash Flows from Operating Activities
Net income	$5,821,629	$18,870,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,220,027	4,025,134
Unrealized (gain) on risk management & marketable securities	(246,478)	(246,902)
Amortization of deferred revenue	(55,196)	(147,670)
Change in accretion of interest on grant & note receivable	(34,000)	31,211
Distributions in excess of earnings from investments	2,173,947	10,415,749
Deferred compensation expense	15,809	149,153
Change in assets and liabilities
Accounts receivable	(3,894,301)	2,512,072
Inventory	1,457,326	(3,673,439)
Prepaid expenses and other	(360,331)	(1,891,271)
Accounts payable	(191,340)	(157,423)
Accrued expenses	(495,792)	(607,171)
Deferred compensation payable	—	(126,014)
Net cash provided by operating activities	8,411,300	29,153,748

Cash Flows from Investing Activities
Capital expenditures	(6,536,196)	(3,689,741)
Purchase of marketable securities	(9,250,000)	(3,000,000)
Proceeds from sale of marketable securities	10,000,000	5,150,000
Net cash (used in) investing activities	(5,786,196)	(1,539,741)

Cash Flows from Financing Activities
Payments for long-term debt	—	(13,114)
Distributions to members	(13,911,100)	(51,669,800)
Payments received on grant receivable	—	506,224
Net cash (used in) financing activities	(13,911,100)	(51,176,690)

Net (Decrease) in Cash and Equivalents	(11,285,996)	(23,562,683)

Cash and Equivalents – Beginning of Period	21,084,029	47,444,566

Cash and Equivalents – End of Period	$9,798,033	$23,881,883

Supplemental Cash Flow Information
Cash paid for interest	$29,245	$82,953

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in process	$939,139	$—

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

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

Nature of Business
Golden Grain Energy, LLC ("Golden Grain Energy" and "the Company") is approximately a 110 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States. The Company also holds several investments in various companies that focus on ethanol production, marketing and/or logistics.

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

At April 30, 2016, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $10,842,000 and $10,944,000, respectively, and certificates of deposit all with maturities of less than one year and approximate value of $1,750,000. At October 31, 2015, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $6,257,000 and $6,241,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $7,000,000. For the periods ended April 30, 2016 and 2015, there was no other-than-temporary impairment recognized. For the three months ended April 30, 2016 and 2015, the Company recorded interest, dividends and net realized and unrealized gains of approximately $103,000 and $17,000, respectively, from these investments as part of other income. For the six months ended April 30, 2016 and 2015, the Company recorded interest, dividends and net realized and unrealized gains of approximately $202,000 and $65,000, respectively, from these investments as part of other income.

Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the period ended April 30, 2016, for all companies, is based on the investee's results for the three and six months ended March 31, 2016.

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

Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

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

Fair Value
Financial instruments include cash and equivalents, certificates of deposit, marketable securities, receivables, accounts payable, accrued expenses and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices, as disclosed in Note 7. The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and six months ended April 30, 2016, ethanol sales accounted for approximately 80% of total revenue, distiller grains sales accounted for approximately 16% of total revenue, and corn oil sales accounted for approximately 4% of total revenue, while corn costs averaged approximately 75% and 78% , respectively, of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of April 30, 2016 and October 31, 2015:

	April 30, 2016	October 31, 2015
Raw Materials	$3,264,757	$4,032,244
Work in Process	1,185,394	1,208,661
Finished Goods	959,028	1,625,600
Totals	$5,409,179	$6,866,505

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $35,000,000 and maturity on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.6% as of April 30, 2016). The borrowings are secured by substantially all the assets of the Company. The agreement allows for additional reductions in the maximum borrowings at the Company's request. The Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of April 30, 2016, the Company had no outstanding borrowings and $10 million available to borrow under the credit agreement. As of October 31, 2015, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases from the related parties during the three and six months ended April 30, 2016 totaled approximately $23,543,000 and $47,803,000, respectively. Purchases during the three and six months ended April 30, 2015 totaled approximately $18,777,000 and $37,760,000, respectively. As of April 30, 2016 and October 31, 2015, the amount owed to related parties was approximately $948,000 and $666,000, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Sales ethanol, distiller grains & corn oil	$51,638,000	$53,092,000	$100,511,000	$114,172,000
Marketing fees	119,000	118,000	219,000	207,000

As of	April 30, 2016	October 31, 2015
Amount due from RPMG	$6,612,000	$2,717,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the periods ended April 30, 2016 and 2015 and the fair value of derivatives as of April 30, 2016 and October 31, 2015:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$—	$—
three months ended April 30, 2016	Cost of Goods Sold	443,000	(386,000)	57,000
	Total	$443,000	$(386,000)	$57,000

Commodity Contracts for the	Revenue	$(189,000)	$69,000	$(120,000)
three months ended April 30, 2015	Cost of Goods Sold	245,000	480,000	725,000
	Total	$56,000	$549,000	$605,000

Commodity Contracts for the	Revenue	$—	$—	$—
six months ended April 30, 2016	Cost of Goods Sold	825,000	(170,000)	655,000
	Total	$825,000	$(170,000)	$655,000

Commodity Contracts for the	Revenue	$(47,000)	$(16,000)	$(63,000)
six months ended April 30, 2015	Cost of Goods Sold	432,000	679,000	1,111,000
	Total	$385,000	$663,000	$1,048,000

	Balance Sheet Classification	April 30, 2016	October 31, 2015
Futures and option contracts through July 2017
In gain position		$67,000	$58,000
In loss position		(416,000)	(237,000)
Cash held by broker		1,272,000	1,058,000
	Current Asset	$923,000	$879,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

As of April 30, 2016, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $15,182,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	July 2016	$1,650,000
Distiller Grains - fixed price	July 2016	3,348,000

Purchase commitments
Corn - fixed price	July 2017	$11,759,000
Corn - basis contract	July 2016	19,930,000

As of April 30, 2016, the Company has fixed price futures and forward contracts in place for approximately 19% of our anticipated corn needs, 10% of our natural gas needs and 0% of our ethanol sales for the next 12 months with limited open positions beyond that period.

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

Marketable Securities: The Company's short-term investments, classified as trading securities, are classified within Level 1 and comprised of short-term liquid investments (e.g. mutual funds) which are carried at fair value based on the quoted market prices. Corporate bonds are classified as within Level 2 and comprise of short-term corporate bonds which are carried at fair value based on third party pricing services.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, April 30, 2016	$10,944,000	$10,444,000	$500,000	$—
Assets, October 31, 2015	6,241,000	6,241,000	—	—
Derivative financial instruments:
April 30, 2016
Assets	$67,000	$—	$67,000	$—
Liabilities	(416,000)	(386,000)	(30,000)	—
October 31, 2015
Assets	$58,000	$33,000	$25,000	$—
Liabilities	(237,000)	(85,000)	(152,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	3/31/2016	9/30/2015
Current Assets	$300,878	$285,879
Other Assets	250,794	256,144
Current Liabilities	173,422	142,927
Long-term Debt	66,158	49,241
Members’ Equity	312,093	349,855

	Three Months Ended April 30,		Six Months Ended April 30,
Income Statement	2016	2015	2016	2015
Revenue	$177,704	$173,704	$361,752	$395,247
Gross Profit	14,293	7,812	36,088	57,041
Net Income	10,532	3,293	28,052	47,329

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended April 30,		Six Months Ended April 30,
Equity in Net Income	2016	2015	2016	2015
Absolute Energy	$273	$193	$823	$1,437
Guardian Energy	853	(346)	2,221	1,021
Homeland Energy Solutions	212	222	617	1,212
Other	149	386	193	342
Total	$1,487	$455	$3,854	$4,012

During the three and six months ended April 30, 2016, Guardian Energy made distributions in excess of the equity balance recorded by the Company. The excess distributions were approximately $853,000 and $1,814,000, respectively, and are recorded as part of income for the three and six months ended April 30, 2016. The following table (in 000's) shows the condensed financial information of Guardian Energy, which represents greater than 10% of the net income during certain periods presented.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2016

Guardian Energy Condensed Financial Information
Balance Sheet	3/31/2016	9/30/2015
Current Assets	$21,633	$23,053
Other Assets	45,338	47,653
Current Liabilities	8,188	7,918
Long-term Debt	66,000	49,000
Members’ Equity	(7,217)	13,788

	Three Months Ended		Six Months Ended
Income Statement	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Revenue	$57,041	$50,177	$109,178	$115,117
Gross Profit	7,100	1,294	14,390	17,647
Net Income (Loss)	3,364	(3,049)	7,245	9,876

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than 10% of the Company's assets for certain periods presented:

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	3/31/2016	9/30/2015
Current Assets	$77,841	$80,156
Other Assets	110,863	109,910
Current Liabilities	37,092	36,118
Long-term Debt	158	241
Members’ Equity	151,454	153,707

	Three Months Ended		Six Months Ended
Income Statement	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Revenue	$61,310	$61,670	$129,556	$139,318
Gross Profit	2,578	2,906	8,565	16,793
Net Income	2,474	2,592	7,435	15,120

9. SUBSEQUENT EVENTS

On May 16, 2016, the board of directors declared a cash distribution of $0.25 per membership unit to the holders of Class A and Class B units of record at the close of business on May 16, 2016 for a total distribution of $4,968,250. The distribution will be recorded in the Company's 2016 third quarter financial statements and was paid in June 2016.

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

•	Reduced corn ethanol use requirements in the EPA's renewable volume obligations under the Renewable Fuels Standard for 2014, 2015, 2016 and 2017;

•	The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;

•	Changes in the availability and price of corn and natural gas;

•	Any elimination of the renewable fuels use requirements under the RFS;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant and have produced corn oil since February 2009. References to "we," "us," "our" and "the Company" refer to Golden Grain Energy, LLC. We have capacity to produce approximately 110 million gallons of ethanol per year.

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

On November 16, 2015, our board of directors declared a distribution of $0.70 per membership unit for members of record as of November 16, 2015. The total amount of the distribution was $13,911,100 which was paid in December 2015. On

May 16, 2016, our board of directors declared a distribution of $0.25 per membership unit for members of record as of that date. The total amount to be distributed was $4,968,250 and was paid in June 2016.

On November 30, 2015, the EPA released its final renewable volume obligations for corn-based ethanol under the RFS which is lower than the statutory requirements for 2014, 2015 and 2016. The renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, is significantly lower than the statutory standard set in the RFS. The RFS required the use of 14.40 billion gallons of conventional biofuels in 2014 and 15 billion gallons in 2015 and 2016. Pursuant to the EPA regulation, the requirement for conventional biofuels in 2014 was 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. On May 31, 2016, the EPA issued a proposed renewable volume obligation for 2017 of 14.8 billion gallons of conventional biofuels, still lower than the statutory requirement in the RFS. The renewable volume obligations represent significant reductions in each of these years compared to the requirements in the RFS. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS is expected to have a negative impact on ethanol prices and demand, and is expected to result in reduced operating margins in the future. This reduction in ethanol demand is expected to have a material negative impact on our operating performance and financial condition.

Results of Operations

Comparison of the Three Months Ended April 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$51,518,991	100.0	$52,854,192	100.0
Cost of Goods Sold	49,897,922	96.9	49,027,807	92.8
Gross Profit	1,621,069	3.1	3,826,385	7.2
Operating Expenses	896,759	1.7	695,417	1.3
Operating Income	724,310	1.4	3,130,968	5.9
Other Income	1,679,984	3.3	836,718	1.6
Net Income	$2,404,294	4.7	$3,967,686	7.5

Revenues. Our total revenue was lower for our second quarter of 2016 compared to the same period of 2015 due to the lower average prices we received for our products. For our second quarter of 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our second quarter of 2015, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 9% lower for our second quarter of 2016 compared to the same period of 2015. Management attributes this decrease, in the average price we received for our ethanol, to lower gasoline and corn prices which typically impacts market ethanol prices. Management anticipates that ethanol prices will increase during the summer driving months as seen in previous years. Management anticipates that ethanol exports may remain at their current levels due to low ethanol prices, which could provide some price support for ethanol. However, without a significant increase in domestic ethanol demand, ethanol prices may remain low compared to recent history. Due to the stronger United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, management anticipates increased ethanol imports from Brazil which will further impact ethanol supplies in the United States. If we experience significantly more ethanol imports compared to our ethanol exports, it may result in ethanol price decreases.

Management believes that ethanol prices were negatively impacted by the EPA's release of the proposed renewable volume obligations for 2014, 2015 and 2016 which reduced the amount of corn-based ethanol which must be used in the United States during those years. Management believes that this reduction has had a negative impact on ethanol demand and prices which may continue through the next two years. This negative impact is especially pronounced due to recent low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has decreased due to the fact that the spread between the price of ethanol and gasoline is smaller. Management anticipates continued volatility in the ethanol market as a result of changing gasoline prices which impacts ethanol demand and ultimately prices.

We sold approximately 10% more gallons of ethanol during our second quarter of 2016 compared to the same period of 2015. Management attributes this increase in ethanol sales with increased ethanol production due to plant improvement projects we implemented during our 2015 and 2016 fiscal years that have targeted plant efficiency improvement. Our total ethanol production was approximately 3% higher during our second quarter of 2016 as compared to the same period of 2015. Management anticipates that our ethanol sales and production will be slightly greater during the remaining quarters of our 2016 fiscal year compared to our 2015 fiscal year due to these plant efficiency improvements.

During our second quarter of 2016, we experienced no realized or unrealized losses on our ethanol derivatives. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $120,000 during our second quarter of 2015 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 21% less for our second quarter of 2016 compared to the same period of 2015. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 32% less for our second quarter of 2016 compared to the same period of 2015. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2015 harvest. In addition, China started refusing distiller grains from the United States in January 2016 which resulted in lower distiller grains prices and will result in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact market distiller grains prices. Management anticipates that distiller grains will begin to consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China filing antidumping and countervailing duty claims against the United States distiller grain markets.

Our distiller grains production was approximately 1% greater during our second quarter of 2016 compared to the same period of 2015 due primarily to an increase in ethanol gallons produced. Management anticipates distiller grains production to be comparable for the remaining quarters of our 2016 fiscal year compared to our first two quarters of 2016 due to the net effect of an anticipated increase in total ethanol production, partially offset by improved ethanol conversion rates and corn oil production.

We sold approximately 20% more pounds of corn oil during our second quarter of 2016 compared to the same period of 2015. This increase in corn oil sales resulted from increased ethanol production during the 2016 period along with improved corn oil extraction efficiency. The average price per pound we received for our corn oil was approximately 7% less for our second quarter of 2016 compared to the same period of 2015. This decrease in corn oil prices occurred despite an increase in corn oil demand. Management believes that an increase in total corn oil supplies offset the increase in corn oil demand that resulted from an increase in biodiesel production. Biodiesel production was spurred by the recent passage of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015) which management believes positively impacts corn oil demand. Management anticipates relatively stable corn oil prices going forward, despite anticipated increases in corn oil supplies, unless corn oil demand increases significantly for biodiesel production.

Cost of Goods Sold. Our cost of goods sold was slightly higher for our second quarter of 2016 compared to the same period of 2015 due primarily to increased ethanol production. Despite the overall increase in costs of goods sold, our average cost per bushel of corn was approximately 7% lower during our second quarter of 2016 compared to the same period of 2015. This decrease in our cost per bushel of corn was primarily related to decreased market corn prices. Management anticipates these lower corn prices will continue due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand.

We consumed approximately 3% more corn during our second quarter of 2016 compared to the same period of 2015 due to increased ethanol production. Management anticipates consistent corn consumption during the rest of our 2016 fiscal year, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 37% during our second quarter of 2016 compared to the same period of 2015. The average price we paid per MMBtu of natural gas was approximately 40% lower during our second quarter of 2016 compared to the same period of 2015. Management attributes this decrease in natural gas prices with lower commodity and energy prices during the 2016 period as well as growing supplies of natural gas and a mild winter. Management anticipates that natural gas prices will continue to trade lower than recent history. Our natural gas consumption during our second quarter of 2016 was approximately 5% higher. Management attributes this increase in our natural gas consumption with increased ethanol production.

We experienced combined realized and unrealized gains of approximately $57,000 for our second quarter of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $725,000 of combined realized and unrealized gains for the same period of 2015 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our second quarter of 2016 compared to the same period of 2015 primary due to more legal expenses associated with China's antidumping and countervailing duty claims and an increase in property tax expense. The increase in our property taxes was due to a reduction in the property tax rebate we received from Cerro Gordo County. We received a tax reduction as part of an incentive package we received when the plant was being constructed. Management anticipates that our operating expenses will remain higher during the remaining quarters of our 2016 fiscal year compared to our 2015 fiscal year due to these reasons as well as anticipated increases in accounting fees associated with some income tax projects.

Other Income (Expense). Other income was higher for our second quarter of 2016 compared to the same period of 2015 due to an increase in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which in general experienced less favorable operating margins during our second quarter of 2016. However, one of our investments made distributions in excess of the equity balance recorded by the Company totaling approximately $853,000 and therefore that entire amount is recorded as income for the quarter. We had more interest income and less interest expense during our second quarter of 2016 compared to the same period of 2015 due to less outstanding borrowing on our revolving loan and more interest bearing investments. We had less other income during our second quarter of 2016 compared to the same period of 2015 due to a decrease in income from marketable securities and investments not recorded on the equity method of accounting.

Comparison of the Six Months Ended April 30, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$100,292,114	100.0	$113,902,315	100.0
Cost of Goods Sold	96,717,286	96.4	97,721,660	85.8
Gross Profit	3,574,828	3.6	16,180,655	14.2
Operating Expenses	1,895,727	1.9	1,751,405	1.5
Operating Income	1,679,101	1.7	14,429,250	12.7
Other Income	4,142,528	4.1	4,441,069	3.9
Net Income	$5,821,629	5.8	$18,870,319	16.6

Revenues. Our total revenue was lower for our six months ended April 30, 2016 compared to the same period of 2015 due to the lower average prices we received for our products. For our six months ended April 30, 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our six months ended April 30, 2015, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 19% lower for our six months ended April 30, 2016 compared to the same period of 2015. Management attributes this decrease, in the average price we received for our ethanol, to lower gasoline and corn prices which typically impacts market ethanol prices.

We sold approximately 8% more gallons of ethanol during the six months ended April 30, 2016 compared to the same period of 2015. We have experienced increase production due to plant improvement projects we implemented during our 2015 and 2016 fiscal years which have increased the gallons of ethanol we are able to produce and sell.

During our six months ended April 30, 2016, we experienced no realized or unrealized gains on our ethanol derivatives. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $63,000 during our six months ended April 30, 2015 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 17% less for our six months ended April 30, 2016 compared to the same period of 2015. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 21% less for our six months ended April 30, 2016 compared to the same period of 2015. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2015 harvest.

Our distiller grains production was approximately 4% greater during our six months ended April 30, 2016 compared to the same period of 2015 due primarily to an increase in ethanol gallons produced and sold.

We sold approximately 26% more pounds of corn oil during our six months ended April 30, 2016 compared to the same period of 2015. This increase in corn oil sales resulted from increased ethanol production during the 2016 period along with improved corn oil extraction efficiency. The average price per pound we received for our corn oil was approximately 14% less for our six months ended April 30, 2016 compared to the same period of 2015. Management attributes this decline in corn oil prices with increased corn oil supply in the market which has not been met by corresponding increases in corn oil demand.

Cost of Goods Sold. Our cost of goods sold was slightly lower for our six months ended April 30, 2016 compared to the same period of 2015 due primarily to lower corn costs and natural gas costs but offset by higher usage of both commodities due to increases in production. Our average cost per bushel of corn was approximately 7% lower and the average cost per MMBTU of natural gas was 40% lower during our six months ended April 30, 2016 compared to the same period of 2015. The decrease in our cost per bushel of corn and natural gas was primarily related to decreased market prices of both commodities.

We consumed approximately 3% more corn during our six months ended April 30, 2016 compared to the same period of 2015 due to increased ethanol production which was offset by improved corn conversion efficiency. We were able to improve our corn conversion rate by approximately 1% during our six months ended April 30, 2016 compared to the same period of 2015 which allowed us to produce more ethanol per bushel of corn.

We experienced combined realized and unrealized gains of approximately $655,000 for our six months ended April 30, 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $1,111,000 of combined realized and unrealized gains for the same period of 2015 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our six months ended April 30, 2016 compared to the same period of 2015 primary due to more property tax and legal expenses. We had more legal expenses associated with China's antidumping and countervailing duty claims and an increase in property tax expense. The increase in our property taxes was due to a reduction in the property tax rebate we received from Cerro Gordo County. We received a tax reduction as part of an incentive package we received when the plant was being constructed. Management anticipates that our operating expenses will remain higher during the remaining quarters of our 2016 fiscal year compared to our 2015 fiscal year due to these reasons as well as anticipated increases in accounting fees associated with some income tax projects.

Other Income (Expense). Other income was lower for our six months ended April 30, 2016 compared to the same period of 2015 due to a decrease in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced less favorable operating margins during our six months ended April 30, 2016. We had less interest expense during our six months ended April 30, 2016 compared to the same period of 2015 due to less outstanding borrowing on our revolving loan and more interest income earned from cash investments. We had less other income during our six months ended April 30, 2016 compared to the same period of 2015 due to a decrease in income from investments not recorded on the equity method of accounting.

Changes in Financial Condition for the Six Months Ended April 30, 2016

Current Assets. We had less cash and equivalents at April 30, 2016 compared to October 31, 2015. This decrease in our cash position is due primarily to nearly $14 million in distributions we paid to our members during December 2015 as well as cash spent for plant improvements. The increase in our accounts receivable at April 30, 2016 compared to October 31, 2015 was due to the timing of our product shipments and payments at the end of our second fiscal quarter of 2016 compared to the end of our 2015 fiscal year. The value of our inventory was less at April 30, 2016 compared to October 31, 2015 primarily due to decreased quantity and carrying value of corn inventory we had on hand at the end of our second fiscal quarter. The increase in other receivable at April 30, 2016 compared to October 31, 2015 was due to an increase in prepaid insurance.

Property and Equipment. The net value of our property and equipment was higher at April 30, 2016 compared to October 31, 2015 due to an increase in capital projects offset by depreciation. We had approximately $5.0 million in construction in progress at April 30, 2016 related to various capital projects we were conducting during our 2015 and 2016 fiscal years, the largest of which is our cooling tower and water treatment facilities.

Other Assets. Our other assets were lower at April 30, 2016 compared to October 31, 2015 due to a decrease in the value of our various investments caused by distributions received in excess of earnings recorded for the six months ended April 30, 2016.

Current Liabilities. Our accounts payable at April 30, 2016 were higher as compared to October 31, 2015 due to an increase in payables to vendors for construction projects. Our accrued expenses were lower at April 30, 2016 compared to October 31, 2015 due to payment of property taxes as well as a lower employee benefit accrual as it relates to bonuses for our 2016 fiscal year, which are partially based on net income and therefore are not expected to be as high in 2016 as they were in 2015.

Long-term Liabilities. Our long-term liabilities were similar at April 30, 2016 and October 31, 2015.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of April 30, 2016, we had $10 million available pursuant to our revolving term loan and approximately $22.5 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the six months ended April 30, 2016 and 2015:

	Six Months Ended April 30,
	2016	2015
Net cash provided by operating activities	$8,411,300	$29,153,748
Net cash (used in) investing activities	(5,786,196)	(1,539,741)
Net cash (used in) financing activities	(13,911,100)	(51,176,690)

Cash Flow From Operations

Our cash flows from operations for the six months ended April 30, 2016 were lower compared to the same period of 2015 due primarily to decreased net income in addition to a decrease in distributions received from our investments in excess of earnings.

Cash Flow From Investing Activities

We used more cash for investing activities during our six months ended April 30, 2016 compared to the same period of 2015. During the 2016 period, we had more capital expenditures compared to the 2015 period due to our plant improvement projects.

Cash Flow From Financing Activities.

During our six months ended April 30, 2016, we used significantly less cash for financing activities related to less distributions paid to members as compared to the same period of 2015.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of April 30, 2016, we had $0 outstanding on this loan with an accrued interest rate of 3.6% per year. As of April 30, 2016, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2016, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of April 30, 2016. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2016, we had price protection in place for approximately 19% of our anticipated corn needs, 10% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,560,000	MMBTU	10%	$557,000
Ethanol	110,000,000	Gallons	10%	14,025,000
Corn	30,243,000	Bushels	10%	10,715,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended April 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2016 and October 31, 2015, (ii) Statements of Operations for the three and six months ended April 30, 2016 and 2015, (iii) Statements of Cash Flows for the six months ended April 30, 2016 and 2015, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 14, 2016	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	June 14, 2016	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)