Form 10-Q
period 2016-07-31
GOLDEN GRAIN ENERGY
filed 2016-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 14, 2016, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2016	October 31, 2015
	(Unaudited)
Current Assets
Cash and equivalents	$7,663,088	$21,084,029
Marketable securities	15,381,564	13,241,062
Accounts receivable	5,481,641	2,717,592
Other receivables	1,325,767	669,930
Derivative instruments	1,309,314	879,332
Inventory	6,882,912	6,866,505
Prepaid expenses and other	1,890,467	1,578,458
Total current assets	39,934,753	47,036,908

Property and Equipment
Land and land improvements	13,916,479	12,516,479
Building and grounds	26,861,752	25,761,752
Grain handling equipment	15,833,823	15,178,214
Office equipment	220,527	217,424
Plant and process equipment	95,829,611	84,802,333
Construction in progress	2,513,370	5,887,270
	155,175,562	144,363,472
Less accumulated depreciation	88,676,050	82,232,924
Net property and equipment	66,499,512	62,130,548

Other Assets
Investments	25,007,111	27,334,443
Other assets	1,509,231	1,653,421
Total other assets	26,516,342	28,987,864

Total Assets	$132,950,607	$138,155,320

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2016	October 31, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$6,160,638	$6,324,850
Accrued expenses	1,406,991	1,679,336
Other current liabilities	118,561	110,392
Total current liabilities	7,686,190	8,114,578

Long-term Liabilities
Deferred compensation	304,252	278,798
Deferred revenue, net of current portion	107,201	198,164
Total long-term liabilities	411,453	476,962

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	124,852,964	129,563,780

Total Liabilities and Members’ Equity	$132,950,607	$138,155,320

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Revenues	$48,641,969	$52,082,545	$148,934,083	$165,984,860

Cost of Goods Sold	41,658,299	46,027,948	138,375,585	143,749,608

Gross Profit	6,983,670	6,054,597	10,558,498	22,235,252

Operating Expenses	648,383	739,917	2,544,110	2,491,322

Operating Income	6,335,287	5,314,680	8,014,388	19,743,930

Other Income (Expense)
Other income	187,296	44,897	477,280	543,329
Interest income (expense)	(6,626)	(25,087)	(7,706)	(94,694)
Equity in net income of investments	1,830,948	2,021,660	5,684,572	6,033,904
Total Other Income	2,011,618	2,041,470	6,154,146	6,482,539

Net Income	$8,346,905	$7,356,150	$14,168,534	$26,226,469

Basic & diluted net income per unit	$0.42	$0.37	$0.71	$1.32
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$0.25	$0.50	$0.95	$3.10

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2016	July 31, 2015
Cash Flows from Operating Activities
Net income	$14,168,534	$26,226,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,509,582	6,043,295
Unrealized (gain) on risk management & marketable securities	(820,484)	(366,969)
Amortization of deferred revenue	(82,794)	(227,641)
Change in accretion of interest on grant & note receivable	(46,927)	(45,592)
Distributions in excess of earnings from investments	2,327,332	8,559,089
Deferred compensation expense	25,454	157,079
Change in assets and liabilities
Accounts receivable	(2,764,049)	5,653,891
Inventory	(16,407)	(2,627,050)
Prepaid expenses and other	(843,185)	(775,430)
Accounts payable	(443,354)	(1,163,525)
Accrued expenses	(272,345)	(516,630)
Deferred compensation payable	—	(126,014)
Net cash provided by operating activities	17,741,357	40,790,972

Cash Flows from Investing Activities
Capital expenditures	(10,532,948)	(5,631,484)
Purchase of marketable securities	(12,250,000)	(3,000,000)
Proceeds from sale of marketable securities	10,500,000	5,150,000
Net cash (used in) investing activities	(12,282,948)	(3,481,484)

Cash Flows from Financing Activities
Payments for long-term debt	—	(13,114)
Distributions to members	(18,879,350)	(61,606,300)
Payments received on grant receivable	—	506,224
Net cash (used in) financing activities	(18,879,350)	(61,113,190)

Net (Decrease) in Cash and Equivalents	(13,420,941)	(23,803,702)

Cash and Equivalents – Beginning of Period	21,084,029	47,444,566

Cash and Equivalents – End of Period	$7,663,088	$23,640,864

Supplemental Cash Flow Information
Cash paid for interest	$33,023	$108,598

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in process	$675,342	$820,989
Distributions declared and unpaid by equity method investee	852,576	—

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2016

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

Nature of Business
Golden Grain Energy, LLC ("Golden Grain Energy" and "the Company") is approximately a 115 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States. The Company also holds several investments in various companies that focus on ethanol production, marketing and/or logistics.

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

At July 31, 2016, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $12,925,000 and $13,132,000, respectively, and certificates of deposit all with maturities of less than one year and approximate value of $2,250,000. At October 31, 2015, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $6,257,000 and $6,241,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $7,000,000. For the periods ended July 31, 2016 and 2015, there was no other-than-temporary impairment recognized. For the three months ended July 31, 2016 and 2015, the Company recorded interest, dividends and net realized and unrealized gains of approximately $187,000 and $1,000, respectively, from these investments as part of other income. For the nine months ended July 31, 2016 and 2015, the Company recorded interest, dividends and net realized and unrealized gains of approximately $390,000 and $66,000, respectively, from these investments as part of other income.

Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2016

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's income statement for the period ended July 31, 2016, for all companies, is based on the investee's results for the three and nine months ended June 30, 2016.

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

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset group may not be recoverable. If circumstances require a long-lived asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset group to the carrying value of the asset group. If the carrying value of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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
July 31, 2016

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and nine months ended July 31, 2016, ethanol sales accounted for approximately 80% of total revenue, distiller grains sales accounted for approximately 16% of total revenue, and corn oil sales accounted for approximately 4% of total revenue, while corn costs averaged approximately 87% and 81% , respectively, of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of July 31, 2016 and October 31, 2015:

	July 31, 2016	October 31, 2015
Raw Materials	$3,422,967	$4,032,244
Work in Process	1,261,287	1,208,661
Finished Goods	2,198,658	1,625,600
Totals	$6,882,912	$6,866,505

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2016

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes a revolving term loan with original maximum borrowings of $35,000,000 and maturity on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.67% as of July 31, 2016). The borrowings are secured by substantially all the assets of the Company. The agreement allows for additional reductions in the maximum borrowings at the Company's request. The Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of the outstanding principal balances on the loans and/or imposition of fees or penalties. As of July 31, 2016, the Company had no outstanding borrowings and $10 million available to borrow under the credit agreement. As of October 31, 2015, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. Purchases from the related parties during the three and nine months ended July 31, 2016 totaled approximately $7,510,000 and $55,312,000, respectively. Purchases during the three and nine months ended July 31, 2015 totaled approximately $16,056,000 and $53,816,000, respectively. As of July 31, 2016 and October 31, 2015, the amount owed to related parties was approximately $316,000 and $666,000, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Sales ethanol, distiller grains & corn oil	$48,808,000	$52,137,000	$149,319,000	$166,309,000
Marketing fees	115,000	113,000	334,000	320,000

As of	July 31, 2016	October 31, 2015
Amount due from RPMG	$5,482,000	$2,717,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2016

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

Unrealized gains and losses on forward contracts are deemed "normal purchases" under derivative accounting guidelines and, therefore, are not marked to market in the Company's financial statements. The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for the periods ended July 31, 2016 and 2015 and the fair value of derivatives as of July 31, 2016 and October 31, 2015:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(50,000)	$—	$(50,000)
three months ended July 31, 2016	Cost of Goods Sold	586,000	3,348,000	3,934,000
	Total	$536,000	$3,348,000	$3,884,000

Commodity Contracts for the	Revenue	$91,000	$(32,000)	$59,000
three months ended July 31, 2015	Cost of Goods Sold	(423,000)	(184,000)	(607,000)
	Total	$(332,000)	$(216,000)	$(548,000)

Commodity Contracts for the	Revenue	$(50,000)	$—	$(50,000)
nine months ended July 31, 2016	Cost of Goods Sold	1,410,000	3,179,000	4,589,000
	Total	$1,360,000	$3,179,000	$4,539,000

Commodity Contracts for the	Revenue	$43,000	$(48,000)	$(5,000)
nine months ended July 31, 2015	Cost of Goods Sold	8,000	496,000	504,000
	Total	$51,000	$448,000	$499,000

	Balance Sheet Classification	July 31, 2016	October 31, 2015
Futures and option contracts through July 2018
In gain position		$3,408,000	$58,000
In loss position		(409,000)	(237,000)
Cash held by (due to) broker		(1,690,000)	1,058,000
	Current Asset	$1,309,000	$879,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2016

As of July 31, 2016, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $5,280,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	December 2016	$2,229,000
Distiller Grains - fixed price	September 2016	2,466,000

Purchase commitments
Corn - fixed price	July 2017	$8,920,000
Corn - basis contract	July 2018	15,405,000

As of July 31, 2016, the Company has fixed price futures and forward contracts in place for approximately 19% of our anticipated corn needs, 10% of our natural gas needs and 0% of our ethanol sales for the next 12 months with limited open positions beyond that period.

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

Marketable Securities: The Company's short-term investments, classified as trading securities, are classified within Level 1 and comprised of short-term liquid investments (e.g. mutual funds) which are carried at fair value based on the quoted market prices. Corporate bonds are classified within Level 2 and comprised of short-term corporate bonds which are carried at fair value based on third party pricing services.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2016

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, July 31, 2016	$13,132,000	$12,632,000	$500,000	$—
Assets, October 31, 2015	6,241,000	6,241,000	—	—
Derivative financial instruments:
July 31, 2016
Assets	$3,408,000	$3,255,000	$153,000	$—
Liabilities	(409,000)	(392,000)	(17,000)	—
October 31, 2015
Assets	$58,000	$33,000	$25,000	$—
Liabilities	(237,000)	(85,000)	(152,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet			6/30/2016	9/30/2015
Current Assets			$336,324	$285,879
Other Assets			248,379	256,144
Current Liabilities			202,862	142,927
Long-term Debt			65,694	49,241
Members’ Equity			316,147	349,855

	Three Months Ended July 31,		Nine Months Ended July 31,
Income Statement	2016	2015	2016	2015
Revenue	$186,458	$198,940	$548,210	$594,186
Gross Profit	25,377	27,932	61,465	84,973
Net Income	20,824	23,251	48,876	70,581

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July 31,
Equity in Net Income	2016	2015	2016	2015
Absolute Energy	$223	$498	$1,046	$1,936
Guardian Energy	853	767	3,074	1,788
Homeland Energy Solutions	697	667	1,314	1,878
Other	58	90	251	432
Total	$1,831	$2,022	$5,685	$6,034

During the three and nine months ended July 31, 2016, Guardian Energy made distributions in excess of the equity balance recorded by the Company. The excess distributions were approximately $853,000 and $1,444,000, respectively, and are recorded as part of income for the three and nine months ended July 31, 2016. The following table (in 000's) shows the condensed unaudited financial information of Guardian Energy, which represents greater than 10% of the net income during certain periods presented.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2016

Guardian Energy Condensed Unaudited Financial Information
Balance Sheet			6/30/2016	9/30/2015
Current Assets			$24,866	$23,053
Other Assets			43,624	47,653
Current Liabilities			10,118	7,918
Long-term Debt			65,536	49,000
Members’ Equity			(7,164)	13,788

	Three Months Ended		Nine Months Ended
Income Statement	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Revenue	$60,415	$62,256	$169,593	$177,373
Gross Profit	12,261	10,896	26,651	28,543
Net Income	8,053	7,157	15,298	17,033

The following table (in 000's) shows the condensed unaudited financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than 10% of the Company's assets for certain periods presented:

Homeland Energy Solutions Condensed Unaudited Financial Information
Balance Sheet			6/30/2016	9/30/2015
Current Assets			$83,905	$80,156
Other Assets			111,688	109,910
Current Liabilities			35,240	36,118
Long-term Debt			158	241
Members’ Equity			160,195	153,707

	Three Months Ended		Nine Months Ended
Income Statement	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Revenue	$70,146	$72,750	$199,702	$212,068
Gross Profit	9,069	9,225	17,634	26,018
Net Income	8,741	8,345	16,176	23,465

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant and have produced corn oil since February 2009. References to "we," "us," "our" and the "Company" refer to Golden Grain Energy, LLC. We have capacity to produce approximately 115 million gallons of ethanol per year.

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

Results of Operations

Comparison of the Three Months Ended July 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$48,641,969	100.0	$52,082,545	100.0
Cost of Goods Sold	41,658,299	85.6	46,027,948	88.4
Gross Profit	6,983,670	14.4	6,054,597	11.6
Operating Expenses	648,383	1.3	739,917	1.4
Operating Income	6,335,287	13.0	5,314,680	10.2
Other Income	2,011,618	4.1	2,041,470	3.9
Net Income	$8,346,905	17.2	$7,356,150	14.1

Revenues. Our total revenue was lower for our third quarter of 2016 compared to the same period of 2015 due to the lower average prices we received for our ethanol and distiller grains. For our third quarter of 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our third quarter of 2015, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 2% lower for our third quarter of 2016 compared to the same period of 2015. Management attributes this decrease in the average price we received for our ethanol to lower gasoline and corn prices which typically impacts market ethanol prices. Management anticipates that ethanol prices will remain steady during the last quarter of our 2016 fiscal year. In addition, management anticipates that ethanol exports may remain at their current levels due to low ethanol prices, which could provide some price support for ethanol. However, without a significant increase in domestic ethanol demand, ethanol prices may remain low compared to recent history. Due to the stronger United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, management anticipates increased ethanol imports from Brazil which will further impact ethanol supplies in the United States. If we experience significantly more ethanol imports compared to our ethanol exports, it may result in ethanol price decreases.

Management believes that ethanol prices were negatively impacted by the EPA's renewable volume obligations for 2014, 2015 and 2016 and proposed renewable volume obligations for 2017 which reduced the amount of corn-based ethanol which must be used in the United States during those years. Management believes that this reduction has had a negative impact on ethanol demand and prices which may continue through the next two years. This negative impact is especially pronounced due to recent low gasoline prices. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has decreased due to the fact that the spread between the price of ethanol and gasoline is smaller. Management anticipates continued volatility in the ethanol market as a result of changing gasoline prices which impacts ethanol demand and ultimately prices.

We sold approximately 1% fewer gallons of ethanol during our third quarter of 2016 compared to the same period of 2015. Management attributes this decrease in ethanol sales with timing of ethanol shipments. Our total ethanol production was approximately 4% higher during our third quarter of 2016 as compared to the same period of 2015 due to increased ethanol production stemming from plant improvement projects we implemented during our 2015 and 2016 fiscal years that have targeted plant efficiency improvement. Management anticipates that our ethanol sales and production will be slightly greater during the last quarter of our 2016 fiscal year compared to our 2015 fiscal year due to these plant efficiency improvements.

During our third quarter of 2016, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $50,000, which decreased our revenue. By comparison, we experienced combined realized and unrealized gain on our ethanol derivative instruments of approximately $59,000 during our third quarter of 2015 which increased our revenue.

The average price per ton we received for our dried distillers grains was approximately 27% less for our third quarter of 2016 compared to the same period of 2015. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 33% less for our third quarter of 2016 compared to the same period of 2015. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2015 harvest. In addition, China started refusing distiller grains from the United States in January 2016 which resulted in lower distiller grains prices and will result in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact market distiller grains prices. Management anticipates that distiller grains will begin to consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China filing antidumping and countervailing duty claims against the United States distiller grain markets.

Our distiller grains production was similar during our third quarter of 2016 and the same period of 2015. Management anticipates distiller grains production to be comparable for the final quarter of our 2016 fiscal year compared to the final quarter of 2015 due to the net effect of an anticipated increase in total ethanol production, partially offset by improved ethanol conversion rates and corn oil production.

We sold approximately 14% more pounds of corn oil during our third quarter of 2016 compared to the same period of 2015. This increase in corn oil sales resulted from increased ethanol production during the 2016 period along with improved corn oil extraction efficiency. The average price per pound we received for our corn oil was approximately 9% greater for our third quarter of 2016 compared to the same period of 2015. This increase in corn oil prices occurred despite an increase in corn oil supply. Management believes that an increase in total corn oil demand from increased biodiesel production offset the increase in the market corn oil supply. Biodiesel production was spurred by the renewal of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015) which management believes positively impacts corn oil demand. Management anticipates relatively stable corn oil prices going forward, despite anticipated increases in corn oil supplies, unless corn oil demand increases significantly for biodiesel production. However, the biodiesel tax credit is set to expire at the end of 2016. If the credit is not renewed it may negatively impact biodiesel production and corn oil demand.

Cost of Goods Sold. Our cost of goods sold was lower for our third quarter of 2016 compared to the same period of 2015 due primarily to decreased corn costs because of gains we experienced on our risk management positions.  Our average cost per bushel of corn, before our derivative instrument gain, was approximately 4% greater during our third quarter of 2016 compared to the same period of 2015. This increase in our cost per bushel of cash corn was primarily related to a short term spike in the corn market. When adjusting the cost of corn for derivative gains the total cost of corn was approximately 12% lower during our third quarter of 2016 compared to the same period of 2015.   Management anticipates corn prices to remain low due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand, however, we may still experience some short term corn price volatility.  In addition, the 2016 crop is anticipated to be one of the largest corn crops in history which may drive the costs of corn even lower.

We consumed approximately 3% more corn during our third quarter of 2016 compared to the same period of 2015 due to increased ethanol production. Management anticipates consistent corn consumption during the rest of our 2016 fiscal year, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 7% during our third quarter of 2016 compared to the same period of 2015. The average price we paid per MMBtu of natural gas was approximately 13% lower during our third quarter of 2016 compared to the same period of 2015. Management attributes this decrease in natural gas prices with lower commodity and energy prices during the 2016 period as well as growing supplies of natural gas. Management anticipates that natural gas prices will continue to trade lower than recent history. Our natural gas consumption during our third quarter of 2016 was approximately 7% greater compared to the same period of 2015. Management attributes this increase in our natural gas consumption with increased production.

We experienced combined realized and unrealized gains of approximately $3,934,000 for our third quarter of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $607,000 of combined realized and unrealized losses for the same period of 2015 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our third quarter of 2016 compared to the same period of 2015 primary due to less dues and subscription expense for the 2016 quarter due to timing of when we make payments to trade organizations. We also experienced a decrease in personnel expense during our third quarter of 2016 compared to the same period of 2015 due to a decrease in the accrual for employee bonuses. These decreases were partially offset by an increase in accounting expenses associated with income tax projects and an increase in property tax expense. The increase in our property taxes was due to a reduction in the property tax rebate we received from Cerro Gordo County. We received a tax reduction as part of an incentive package we received when the plant was being constructed. Management anticipates that our operating expenses will be higher during the final quarter of our 2016 fiscal year compared to our 2015 fiscal year due to these reasons as well as balancing out of payments for the dues and subscriptions that we pay to trade organizations.

Other Income (Expense). Other income was similar for our third quarter of 2016 compared to the same period of 2015. Our investments are in other companies involved in the ethanol industry which in general experienced favorable operating margins during our third quarter of 2016. However, one of our investments made distributions in excess of the equity balance recorded by the Company totaling approximately $853,000 and therefore that entire amount is recorded as income for the quarter. We had more interest income and less interest expense during our third quarter of 2016 compared to the same period of 2015 due to less outstanding borrowing on our revolving loan and more interest income earned from cash investments during 2016. We also had more other income during our third quarter of 2016 compared to the same period of 2015 due to an increase in income from marketable securities and investments not recorded on the equity method of accounting.

Comparison of the Nine Months Ended July 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2016 and 2015:

	2016		2015
Income Statement Data	Amount	%	Amount	%
Revenues	$148,934,083	100.0	$165,984,860	100.0
Cost of Goods Sold	138,375,585	92.9	143,749,608	86.6
Gross Profit	10,558,498	7.1	22,235,252	13.4
Operating Expenses	2,544,110	1.7	2,491,322	1.5
Operating Income	8,014,388	5.4	19,743,930	11.9
Other Income	6,154,146	4.1	6,482,539	3.9
Net Income	$14,168,534	9.5	$26,226,469	15.8

Revenues. Our total revenue was lower for our nine months ended July 31, 2016 compared to the same period of 2015 due to the lower average prices we received for our products. For our nine months ended July 31, 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our nine months ended July 31, 2015, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 14% lower for our nine months ended July 31, 2016 compared to the same period of 2015. Management attributes this decrease in the average price we received for our ethanol to lower gasoline and corn prices which typically impacts market ethanol prices.

We sold approximately 5% more gallons of ethanol during the nine months ended July 31, 2016 compared to the same period of 2015. We have experienced increased production due to plant improvement projects we implemented during our 2015 and 2016 fiscal years which have increased the gallons of ethanol we are able to produce and sell.

During our nine months ended July 31, 2016, we experienced a combined realized and unrealized loss on our ethanol derivatives of approximately $50,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $5,000 during our nine months ended July 31, 2015 which also decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 21% less for our nine months ended July 31, 2016 compared to the same period of 2015. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 26% less for our nine months ended July 31, 2016 compared to the same period of 2015. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2015 harvest.

Our distiller grains production was approximately 6% greater during our nine months ended July 31, 2016 compared to the same period of 2015 due primarily to an increase in ethanol production.

We sold approximately 22% more pounds of corn oil during our nine months ended July 31, 2016 compared to the same period of 2015. This increase in corn oil sales resulted from increased ethanol production during the 2016 period along with improved corn oil extraction efficiency. The average price per pound we received for our corn oil was approximately 7% less for our nine months ended July 31, 2016 compared to the same period of 2015. Management attributes this decline in corn oil prices with increased corn oil supply in the market which was not met by corresponding increases in corn oil demand for most of our 2016 fiscal year.

Cost of Goods Sold. Our cost of goods sold was lower for our nine months ended July 31, 2016 compared to the same period of 2015 due primarily to lower corn costs and natural gas costs but offset by higher usage of both commodities due to increases in production. Our average cost per bushel of corn, before our derivative instrument gains, was approximately 4% lower during our nine months ended July 31, 2016 compared to the same period of 2015. When adjusting the cost of corn for derivative gains the total cost of corn was approximately 9% lower during our nine months ended July 31, 2016 compared to the same period of 2015. In addition, the average cost per MMBTU of natural gas of 33% lower during our nine months ended July 31, 2016 compared to the same period of 2015. The decreases were primarily related to decreased market prices of both commodities.

We consumed approximately 3% more corn during our nine months ended July 31, 2016 compared to the same period of 2015 due to increased ethanol production which was offset by improved corn conversion efficiency. We were able to improve our corn conversion rate by approximately 1% during our nine months ended July 31, 2016 compared to the same period of 2015 which allowed us to produce more ethanol per bushel of corn.

We experienced combined realized and unrealized gains of approximately $4,589,000 for our nine months ended July 31, 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $504,000 of combined realized and unrealized gains for the same period of 2015 related to our corn and natural gas derivative instruments which decreased our cost of goods sold.

Operating Expenses. Our operating expenses were slightly higher during our nine months ended July 31, 2016 compared to the same period of 2015 primary due to more property tax, accounting and legal expenses. We had more legal expenses associated with China's antidumping and countervailing duty claims and more accounting expenses associated with income tax projects. The increase in our property taxes was due to a reduction in the property tax rebate we received from Cerro Gordo County. We received a tax reduction as part of an incentive package we received when the plant was being constructed. Management anticipates that our operating expenses will remain higher during the last quarter of our 2016 fiscal year compared to our 2015 fiscal year due to these reasons.

Other Income (Expense). Other income was lower for our nine months ended July 31, 2016 compared to the same period of 2015 due to a decrease in our portion of the net income generated by our investments. Our investments are in other companies involved in the ethanol industry which experienced less favorable operating margins during our nine months ended July 31, 2016 compared to the same period of 2015. However, one of our investments made distributions in excess of the equity balance recorded by the Company totaling approximately $1,444,000 and therefore that entire amount is recorded as income for the nine months ended July 31, 2016. We had less interest expense during our nine months ended July 31, 2016 compared to the same period of 2015 due to less outstanding borrowing on our revolving loan and more interest income earned from cash investments. We had less other income during our nine months ended July 31, 2016 compared to the same period of 2015 due to a decrease in income from marketable securities and investments not recorded on the equity method of accounting.

Changes in Financial Condition for the Nine Months Ended July 31, 2016

Current Assets. We had less cash and equivalents at July 31, 2016 compared to October 31, 2015. This decrease in our cash position is due primarily to nearly $19 million in distributions we paid to our members during December 2015 and June 2016 as well as cash spent for plant improvements. The increase in our accounts receivable at July 31, 2016 compared to October 31, 2015 was due to the timing of our product shipments and payments at the end of our third fiscal quarter of 2016 compared to the end of our 2015 fiscal year. The value of our inventory was similar at July 31, 2016 compared to October 31, 2015. The increase in other receivable at July 31, 2016 compared to October 31, 2015 was due to distribution receivable from one of our investments.

Property and Equipment. The net value of our property and equipment was higher at July 31, 2016 compared to October 31, 2015 due to an increase in capital projects offset by depreciation. We had approximately $2.5 million in construction in progress at July 31, 2016 related to various capital projects we were conducting during our 2015 and 2016 fiscal years, the largest of which is improvements to our plant associated with a co-generation.

Other Assets. Our other assets were lower at July 31, 2016 compared to October 31, 2015 due to a decrease in the value of our various investments caused by distributions received in excess of earnings recorded for the nine months ended July 31, 2016.

Current Liabilities. Our accounts payable at July 31, 2016 were comparable to October 31, 2015. Our accrued expenses were lower at July 31, 2016 compared to October 31, 2015 due to lower employee benefit accrual as it relates to bonuses for our 2016 fiscal year, which are partially based on net income and therefore are not expected to be as high in 2016 as they were in 2015.

Long-term Liabilities. Our long-term liabilities were similar at July 31, 2016 and October 31, 2015.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of July 31, 2016, we had $10 million available pursuant to our revolving term loan and approximately $23 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the nine months ended July 31, 2016 and 2015:

	Nine Months Ended July 31,
	2016	2015
Net cash provided by operating activities	$17,741,357	$40,790,972
Net cash (used in) investing activities	(12,282,948)	(3,481,484)
Net cash (used in) financing activities	(18,879,350)	(61,113,190)

Cash Flow From Operations

Our cash flows from operations for the nine months ended July 31, 2016 were lower compared to the same period of 2015 due primarily to decreased net income in addition to a decrease in working capital associated with account receivable and distributions received from our investments in excess of earnings.

Cash Flow From Investing Activities

We used more cash for investing activities during our nine months ended July 31, 2016 compared to the same period of 2015. During the 2016 period, we had more capital expenditures compared to the 2015 period due to our plant improvement projects.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2016, we used significantly less cash for financing activities related to less distributions paid to members as compared to the same period of 2015.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of July 31, 2016, we had $0 outstanding on this loan with an accrued interest rate of 3.67% per year. As of July 31, 2016, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2016, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2016. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of July 31, 2016, we had price protection in place for approximately 19% of our anticipated corn needs, 10% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,690,000	MMBTU	10%	$665,000
Ethanol	115,000,000	Gallons	10%	16,296,000
Corn	31,539,000	Bushels	10%	11,944,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended July 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2016 and October 31, 2015, (ii) Statements of Operations for the three and nine months ended July 31, 2016 and 2015, (iii) Statements of Cash Flows for the nine months ended July 31, 2016 and 2015, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2016	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	September 14, 2016	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)