Form 10-K
period 2016-10-31
GOLDEN GRAIN ENERGY
filed 2016-12-29
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

As of April 30, 2016, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,802,167. As of April 30, 2016, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $345,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 29, 2016, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	The impact of the Chinese anti-dumping and countervailing duty on U.S. distiller grains;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	Changes in the availability and price of corn and natural gas;

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

During our 2016 fiscal year, we completed several capital projects, the most significant of which were construction of a new water treatment building, cooling tower and relocation of certain electrical utility lines which were completed during our spring shutdown.

On November 16, 2015, our board of directors declared a distribution of $0.70 per membership unit for members of record as of that date. The total amount of the distribution was $13,911,100 which was paid in December 2015. On May 16, 2016, our board of directors declared a distribution of $0.25 per membership unit for members of record as of that date. The total amount to be distributed was $4,968,250 and was paid in June 2016. On November 21, 2016, our board of directors declared a distribution of $0.75 per membership unit for members of record as of November 21, 2016. The total amount of the distribution was $14,904,750. We paid the distribution in December 2016.

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

Product	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Ethanol	81%	80%	81%
Distiller Grains	15%	17%	16%
Corn Oil	4%	3%	3%

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. During our 2016 fiscal year, the largest importers of United States distiller grains were China, Mexico, South Korea, Vietnam and Canada. Earlier this year, China began an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States. In addition, China implemented an anti-subsidy duty as of September 30, 2016. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternative markets.

During our 2016 fiscal year, exports of ethanol increased with Canada, Brazil, India, China and the Philippines being the primary export destinations for ethanol. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, the strong U.S. Dollar may have negatively impacted ethanol exports from the United States during 2016.

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

On February 2, 2009, we executed a corn oil marketing agreement with RPMG. Pursuant to the agreement, RPMG agreed to market all of the corn oil we produce, except for certain corn oil we may sell to corn oil customers we identified before we executed the agreement. Currently, all of our corn oil is being sold through RPMG. The agreement automatically renews for one year terms unless either party gives 180 days notice that the agreement will not be renewed. We agreed to pay RPMG a commission based on each pound of our corn oil that is sold by RPMG.

Sources and Availability of Raw Materials

Corn

Our plant currently uses approximately 41 million bushels of corn per year. In October 2008, we received our Iowa grain dealer license which allows us to purchase corn directly from local producers in addition to local grain elevators as intermediaries. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

Corn prices were lower during our 2016 fiscal year as a result of several consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, as we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather condition during our 2017 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. However, we have experienced large corn carryovers during the last two crop years which management believes would mitigate the impact of a drought. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn prices. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continued for a period of 10 years with an option for a 5 year renewal. During our 2014 fiscal year, we provided notice to Interstate Power and Light Company of our election to renew our natural gas transportation agreement and we entered into a renewal of our natural gas transportation agreement until December 31, 2016. We are in the process of negotiating a new natural gas transportation agreement with Interstate Power and Light Company. We do not anticipate any problems securing the natural gas we require to continue to operate the ethanol plant at capacity during our 2017 fiscal year or beyond.

Electricity

We have an agreement with Interstate Power and Light Company to supply all electricity required by the plant. The agreement is month-to-month and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2017 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. We paid a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. In the future, we anticipate relying more on the City of Mason City to supply us with process water and to handle our wastewater discharge. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2017 fiscal year or beyond.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant and expansion.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit Services of America ("Farm Credit"). For our 2017 fiscal year, we anticipate completion of the cooling tower and conversion of the plant operating system, amongst other smaller capital projects using cash from our operations. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that our current sources of working capital are sufficient to sustain our operations and complete our capital expenditures during our 2017 fiscal year and beyond.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. As of December 1, 2016, the Renewable Fuels Association ("RFA") estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 15.8 billion gallons of ethanol per year. The RFA estimates that approximately 2% of the ethanol production capacity in the United States was not operating as of December 1, 2016. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 500
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,761	11%
Poet Biorefining	1,629	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,461	9%
Flint Hills Resources	820	5%
Pacific Ethanol	533	3%
TOTAL	7,604	47%
Updated: December 1, 2016

Ethanol Competition

Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies which have purchased ethanol production facilities, including Valero Renewable Fuels and Flint Hills Resources, which are subsidiaries of larger oil companies. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers who own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices. The drought that occurred during 2012 and 2013 led to some areas of the United States with very poor corn crops and other areas with plentiful corn crops. Ethanol producers that own production facilities in different areas of the United States may reduce their risk of experiencing higher feedstock prices due to localized decreased corn crops.

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

A handful of companies have begun construction or completed commercial scale cellulosic ethanol plants. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn-based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol which could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

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

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sales of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. However, with the recent Chinese trade issues associated with distiller grains, distiller grains exports have been negatively impacted which has increased the domestic supply of distiller grains. Increased dometsic supply of distiller grains has had a corresponding negative impact on distiller grains prices and has decreased the price of distiller grains as compared to a comparable volume of corn. In the event these distiller grains exports continue to decrease, it could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

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

The RFS statutory Renewable Volume Obligation (RVO) for corn-based ethanol is 14.4 billion gallons in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. On November 30, 2015, the EPA released its final RVO for corn-based ethanol for 2014 through 2016. The final RVO reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final RVO release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. On May 18, 2016, the EPA released a proposed rule to set the RVO for 2017. The EPA proposed to set the total RVO at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment period expired on July 11, 2016. The final rule was released on November 23, 2016 and the corn-based ethanol RVO was increased to 15 billion gallons, which equals the statutory requirement in the RFS.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 140 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2016 fiscal year, we incurred costs and expenses of approximately $198,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

Employees

As of October 31, 2016, we had 48 full-time employees and no part-time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2016, 2015 and 2014 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. While the last four corn crops, harvested in the fall of 2013, 2014, 2015 and 2016, were the four largest corn crops on record in the United States, it is possible that corn demand may increase such that a shortage could develop. Further, if the corn crop harvested in future years is smaller than we experienced in 2016, it is possible that we could experience corn shortages in the future which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a credit facility with Farm Credit Services of America ("Farm Credit"). Our credit agreements with Farm Credit include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Farm Credit could deem us to be in default of our loans and require us to immediately repay the entire outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Risks Related to Ethanol Industry

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol during our 2015 and 2016 fiscal years which may not continue to occur during our 2017 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2017 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distillers grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was historically the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33.8% in response to this investigation and an anti-subsidy duty on September 30, 2016 of approximately 10%. Both during the investigation and after the announcement of the duty, distillers grains demand and prices have been negatively impacted. While we expect China to continue to import some distillers grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distillers grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 140 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.0 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

If exports of ethanol are reduced, including as a result of the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2016 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2012, the European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union has imposed a tariff on ethanol which is produced in the United States and exported to Europe. While we continue to experience some ethanol exports to Europe, as a result of this tariff, if ethanol prices increase, these exports to the European Union may cease. Further, ethanol exports could potentially be higher without the European Union tariff. In addition, other importers of United States ethanol could reduce their imports which could negatively impact ethanol prices in the United States and could result in an imbalance between ethanol supply and ethanol demand. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

The California Low Carbon Fuel Standard may decrease demand for corn-based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 154-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 110 million gallons of ethanol per year. At the beginning of our 2015 fiscal year, we purchased an additional approximately 30 acres of land adjacent to our ethanol plant which is used for the water treatment facility and natural gas co-generation project as well as other plant upgrade projects we may undertake in the future.

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

As of December 29, 2016, there were approximately 860 members holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2015 1st	5.70	6.00	5.83	18,000
2015 2nd	5.00	6.00	5.56	45,000
2015 3rd	5.90	6.25	6.09	26,000
2015 4th	5.50	6.50	6.04	57,000
2016 1st	5.88	6.00	5.93	36,000
2016 2nd	6.00	6.00	6.00	3,333
2016 3rd	6.24	7.50	6.57	52,500
2016 4th	6.50	6.50	6.50	10,000

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2015 1st	6.00	6.00	6.00	33,000
2015 2nd	5.90	6.50	6.24	91,000
2015 3rd	—	—	—	None
2015 4th	6.85	6.85	6.85	6,000
2016 1st	7.50	7.50	7.50	20,000
2016 2nd	7.50	7.50	7.50	32,500
2016 3rd	—	—	—	None
2016 4th	6.25	6.25	6.25	10,000

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2015 1st	5.00	5.00	5.00	35,000
2015 2nd	4.00	4.00	4.00	10,000
2015 3rd	5.75	5.80	5.80	33,700
2015 4th	—	—	—	None
2016 1st	6.00	7.00	6.38	27,000
2016 2nd	—	—	—	None
2016 3rd	5.00	6.50	5.83	70,000
2016 4th	6.25	6.25	6.25	20,000

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

DISTRIBUTIONS

Distributions are paid to our unit holders in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. During our 2016 fiscal year, our loan covenants with Farm Credit were amended allowing us to make distributions to our members up to 100% of our prior year's net income if following the distribution we have at least $15 million in working capital. Also, in the event our working capital will exceed $20 million following the distribution, our ability to make distributions to our members is not limited by our loan covenants. During our 2015 fiscal year, we made two distributions to our members for a total of $3.10 per membership unit for a total distribution of $61,606,300. During our 2016 fiscal year, we made two distributions to our members for a total of $0.95 per membership unit for a total distribution of $18,879,350. Subsequent to the end of our 2016 fiscal year, on November 21, 2016, our board of directors declared a distribution of $0.75 per membership unit for a total of $14,904,750 to be paid to members of record as of November 21, 2016. The distribution was paid in December 2016.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2011, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2011. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
ASSUMES $100 INVESTED ON NOV. 01, 2011

| Company/Market/Peer Group | 10/31/2011 | 10/31/2012 | 10/31/2013 | 10/31/2014 | 10/31/2015 | 10/31/2016 |
|---|---|---|---|---|---|---|
| Golden Grain Energy, LLC | $100.00 | $80.29 | $92.65 | $194.87 | $343.02 | $394.58 |
| NASDAQ Index | $100.00 | $112.21 | $149.86 | $179.20 | $197.83 | $203.08 |
| SIC Code Index | $100.00 | $137.76 | $203.75 | $246.10 | $241.43 | $240.36 |

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2014, 2013 and 2012 and the selected statement of operations data and other financial data for the years ended October 31, 2013 and 2012 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2016 and 2015 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2016 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2016	2015	2014	2013	2012
Revenues	$200,697,852	$221,149,134	$289,152,549	$350,721,175	$327,830,377
Cost Goods Sold	185,345,104	194,216,462	225,335,539	338,014,664	322,740,236
Gross Profit	15,352,748	26,932,672	63,817,010	12,706,511	5,090,141
Operating Expenses	3,646,121	3,407,954	3,569,152	2,550,236	2,207,634
Operating Income	11,706,627	23,524,718	60,247,858	10,156,275	2,882,507
Other Income (Expense)	8,686,615	8,421,801	19,031,679	4,026,753	3,706,912
Net Income	$20,393,242	$31,946,519	$79,279,537	$14,183,028	$6,589,419
Weighted Average Units Outstanding	19,873,000	19,873,000	19,881,333	20,645,833	24,460,000
Net Income Per Unit	$1.03	$1.61	$3.99	$0.69	$0.27
Cash Distributions per Unit	$0.95	$3.10	$0.90	$0.10	$0.65

Balance Sheet Data:	2016	2015	2014	2013	2012
Current Assets	$48,098,413	$47,036,908	$70,279,557	$14,051,401	$19,215,366
Net Property and Equipment	66,686,967	62,130,548	59,644,340	66,114,201	71,121,448
Other Assets	25,978,526	28,987,864	37,633,918	29,332,147	25,110,250
Total Assets	140,763,906	138,155,320	167,557,815	109,497,749	115,447,064
Current Liabilities	9,237,168	8,114,578	7,791,972	8,323,526	8,466,689
Long-Term Liabilities	449,066	476,962	542,282	3,285,499	4,286,379
Members' Equity	131,077,672	129,563,780	159,223,561	97,888,724	102,693,996
Book Value Per Unit	$6.60	$6.52	$8.01	$4.92	$4.20

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenue	$200,697,852	100.0	$221,149,134	100.0
Cost of Goods Sold	185,345,104	92.4	194,216,462	87.8
Gross Profit	15,352,748	7.6	26,932,672	12.2
Operating Expenses	3,646,121	1.8	3,407,954	1.5
Operating Income	11,706,627	5.8	23,524,718	10.6
Other Income (Expense), net	8,686,615	4.3	8,421,801	3.8
Net Income	$20,393,242	10.2	$31,946,519	14.4

Revenues. Our total revenue was lower for our 2016 fiscal year compared to the same period of 2015, primarily due to decreases in the average price we received for each of our products. We produced more ethanol and corn oil during our 2016 fiscal year compared to the same period of 2015. For our 2016 fiscal year, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 15% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our 2015 fiscal year, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price we received per gallon of ethanol we sold was approximately 11% lower for our 2016 fiscal year compared to the same period of 2015. Management attributes this decrease in the average price we received for our ethanol to lower gasoline and corn prices which typically impacts market ethanol prices. In addition, uncertainty existed throughout our 2016 fiscal year related to whether the EPA would reduce the ethanol use requirement in the Renewable Fuels Standard (RFS) for 2017. This negative impact is especially pronounced due to low gasoline prices in the first half of our 2016 fiscal year. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS has decreased due to the fact that the spread between the price of ethanol and gasoline is smaller.

We produced and sold approximately 3% more gallons of ethanol during our 2016 fiscal year compared to the same period of 2015 due to increased ethanol production stemming from plant improvement projects implemented during the 2016 fiscal year that have targeted plant efficiency improvements. In addition, we had a slight increase in our corn to ethanol conversion rate which allowed us to produce more gallons of ethanol. Management anticipates that ethanol production will be comparable during our 2017 fiscal year to our 2016 fiscal year.

Throughout our 2016 fiscal year, management believes ethanol prices were negatively impacted by a proposal from the EPA to reduce the amount of renewable fuels which are required to be used in the United States pursuant to the RFS. The EPA is required to annually set the volume of renewable fuels which must be used in the United States. The EPA has the authority to set these renewable volume obligations at a level less than is required by the RFS in certain circumstances. In May 2016, the EPA issued proposed renewable volume obligations for 2017 which were higher than the blending levels for 2016 but fell short of the RFS legislation originally approved by Congress. Management believes that fuel blenders limited the amount of ethanol they used because of the EPA's release which negatively impacted market ethanol prices. In November 2016, the EPA issued its final renewable volume obligations for 2017. These renewable volume obligations matched the renewable volume obligations under the original RFS. Management anticipates that ethanol prices will be positively impacted by the increase in renewable volume obligations for 2017 and anticipate that, provided corn prices remain low, operating margins during our 2017 fiscal year should be favorable.

If ethanol exports are reduced in the future, it may lead to excess ethanol supply in the United States which could negatively impact ethanol prices. Management anticipates that ethanol prices will remain steady during our 2017 fiscal year as a result of the 2017 renewable volume obligations number matching the RFS.

During our 2016 fiscal year, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $83,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $21,000 during our 2015 fiscal year which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 21% less for our 2016 fiscal year compared to the same period of 2015, and the average price per ton we received for our modified/wet distillers grains was approximately 27% less for our 2016 fiscal year compared to the same period of 2015. Management attributes these price decreases with lower corn and soybean prices and increased corn and soybean supplies during the 2016 period. Since distiller grains are primarily used as a feed substitute for corn and soybean meal, when corn and soybean prices decrease and the supply of these competing products increase, it negatively impacts distiller grains demand and prices. Management anticipates that corn prices and demand will remain relatively low during our 2017 fiscal year due to the size of the 2016 corn harvest and relatively stable corn demand. As a result, management anticipates distiller grains prices will remain low during our 2017 fiscal year.

Distiller grains prices were negatively impacted during our 2015 and 2016 fiscal years as a result of Chinese trade policies which impacted distiller grains. On January 12, 2016, the Chinese government announced an anti-dumping and countervailing duty investigation related to distillers grains imported from the United States. Since that announcement, distillers grains exports to China have been reduced. On September 23, 2016, the Chinese government instituted a 33.8% anti-dumping duty on all distillers grains produced in the United States and exported to China and on September 30, 2016 implemented an anti-subsidy duty of approximately 10%. The Chinese claimed that ethanol producers in the United States were unfairly benefiting from subsidies which artificially lowered the price of distillers grains. China historically has been the world's top buyer of dried distillers grains and nearly all of the distillers grains China purchases come from the United States. This trade dispute has resulted in fewer exports of distillers grains to China which has had a negative impact on market distillers grains prices received by ethanol producers in the United States. Further, the Chinese duty is preliminary and it is possible that the final duty could be higher, further impacting distillers grains demand and prices. Management believes that this trade dispute has negatively impacted our profitability which could continue during our 2017 fiscal year.

We sold approximately 2% less total tons of distiller grains during our 2016 fiscal year compared to the same period of 2015 due to increased efficiencies of converting corn into ethanol which leads to less co-products such as distiller grains. We also increased the amount of corn oil we were extracting from our distiller grains during our 2016 fiscal year which reduced the total tons of distiller grains we had available for sale. Management anticipates relatively stable distiller grains production during our 2017 fiscal year as we anticipate a comparable amount of ethanol production during our 2017 fiscal year.

The average price we received for our corn oil was approximately 2% less during our 2016 fiscal year compared to the same period of 2015 due to a decrease in corn and soybean oil prices and an increase in corn oil supplies. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production. Soybean oil prices were lower during 2016 which resulted in biodiesel producers using more soybean oil to produce biodiesel instead of corn oil.

We sold approximately 18% more pounds of corn oil during our 2016 fiscal year compared to the same period of 2015 primarily due to increased total production at the ethanol plant along with an increase in the amount of corn oil we separated from each pound of distiller grains during the 2016 period. The production process used during our 2016 fiscal year was able to extract more corn oil from the corn than during our 2015 fiscal year.

Management attributes the decline in corn oil prices with increased market corn oil supply which was not met by corresponding increases in corn oil demand. Management anticipates continued lower corn oil prices due to higher corn oil supplies. Biodiesel production has benefited from the passage of the biodiesel blenders' tax credit in recent years which management believes has positively impacted corn oil demand. The biodiesel blenders' tax credit is scheduled to expire in December 2016 which could negatively impact corn oil demand and prices during our 2017 fiscal year if not renewed.

Cost of Goods Sold. Our cost of goods sold was lower for our 2016 fiscal year compared to the same period of 2015 due to lower market corn and natural gas costs. Our average cost per bushel of corn was approximately 5% less during our 2016 fiscal year compared to the same period of 2015. This decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies and relatively lower corn demand. Corn prices have remained steady following the end of our 2016 fiscal year due to a large corn crop which was harvested in the fall of 2016. Management anticipates that corn supplies will remain favorable during our 2017 fiscal year which should result in relatively stable corn prices. These lower corn prices could impact the amount of corn which is planted during 2017 which could result in higher corn prices later in our 2017 fiscal year. However, since other commodity prices are lower, the lower corn prices may not significantly impact farmer planting decisions.

We consumed approximately 2% more bushels of corn during our 2016 fiscal year compared to 2015 due primarily to increased ethanol production. We were able to improve our corn conversion efficiency slightly during our 2016 fiscal year compared to 2015 which allowed us to produce more ethanol per bushel of corn. Management anticipates consistent corn consumption during our 2017 fiscal year compared to our 2016 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 22% during our 2016 fiscal year compared to the same period of 2015 primarily due to significantly higher natural gas costs during our first and second quarters of 2015 as compared to the same period of 2016. The average price we paid per MMBtu of natural gas was approximately 25% lower during our 2016 fiscal year compared to the same period of 2015. Management attributes this decrease in natural gas prices with a more ample supply. Management anticipates that natural gas prices will remain steady throughout our 2017 fiscal year. However, if we experience an exceptionally cold and long winter during our 2017 fiscal year, management anticipates a slight increase in natural gas prices.

Our natural gas consumption during our 2016 fiscal year was approximately 4% higher as compared to our 2015 fiscal year. Management attributes this increase with increased production at the ethanol facility.

We experienced approximately $4,128,000 of combined realized and unrealized gains for our 2016 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $329,000 of combined realized and unrealized gains for our 2015 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were slightly higher during our 2016 fiscal year compared to the same period of 2015 primarily due to more property tax, accounting and legal expenses. We had more legal expenses associated with China's anti-dumping and countervailing duty claims and more accounting expenses associated with income tax projects. The increase in our property taxes was due to a reduction in the property tax rebate we received from Cerro Gordo County. We received a tax reduction as part of an incentive package we received when the plant was being constructed. Management anticipates that our operating expenses will be comparable during our 2017 fiscal year to our 2016 fiscal year.

Other Income (Expense). Other income (expense) items, including equity in net income and investments, interest and other, were slightly higher for our 2016 fiscal year compared to the same period of 2015 due to an increase in our portion of the net income generated by our investments. Our investments are in companies in the ethanol industry. One of our investments made distributions in excess of the equity balance recorded by the Company and therefore that excess is recorded as income for our 2016 fiscal year. We had less interest expense during our 2016 fiscal year compared to 2015 due to less outstanding borrowing on our revolving loan and more interest income earned from cash investments. We had less other income during our 2016 fiscal year compared to 2015 due to a decrease in income from marketable securities and investments not recorded on the equity method of accounting. Management anticipates slightly higher income from our investments during our 2017 fiscal year compared to our 2016 fiscal year.

Comparison of the Fiscal Years Ended October 31, 2015 and 2014

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2015 and 2014:

	2015		2014
Statement of Operations Data	Amount	%	Amount	%
Revenue	$221,149,134	100.0	$289,152,549	100.0
Cost of Goods Sold	194,216,462	87.8	225,335,539	77.9
Gross Profit	26,932,672	12.2	63,817,010	22.1
Operating Expenses	3,407,954	1.5	3,569,152	1.2
Operating Income	23,524,718	10.6	60,247,858	20.8
Other Income	8,421,801	3.8	19,031,679	6.6
Net Income	$31,946,519	14.4	$79,279,537	27.4

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

Ethanol prices were unusually high during our 2014 fiscal year due to price increases during our first and second quarters of 2014 when the United States was dealing with rail shipping delays due to poor weather conditions and increased rail shipping demand. Due to these rail shipping delays, the supply of ethanol in the market was restricted which led to higher ethanol prices. While the higher ethanol prices improved our profitability during times when these rail shipping delays were occurring, we were forced to reduce our production as we had difficulty shipping our ethanol. Since we have a limited amount of on-site ethanol storage, when that storage was full we were forced to shut down production. These rail shipment delays were reduced during the summer months of 2014 and market ethanol prices started to fall. We did not experienced comparable rail shipping delays during our 2015 fiscal year and management does not expect that they will reoccur during our 2016 fiscal year.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2016 and 2015

Current Assets. We had approximately $16.5 million in cash and equivalents at October 31, 2016 compared to more than $21 million in cash and equivalents at October 31, 2015. This decrease in our cash position is due primarily to nearly $19 million in distributions we paid to our members during December 2015 and June 2016 as well as cash spent for plant improvements. In addition, at October 31, 2016 we had more than $15.7 million in marketable securities associated with short-term investments we purchased during our 2015 and 2016 fiscal years. This compares to approximately $13.2 million of marketable securities at October 31, 2015. We had more accounts receivable at October 31, 2016 compared to October 31, 2015 due to timing of shipments and payments received from our marketer. The value of our inventory was slightly higher at October 31, 2016 compared to October 31, 2015 due to more gallons of ethanol in ending inventory.

Property and Equipment. The net value of our property and equipment was higher at October 31, 2016 compared to October 31, 2015 due to approximately $13.2 million of capital expenditures which is partially offset by depreciation. Plant improvements during our 2016 fiscal year primarily included improvements to our water treatment building and cooling tower upgrades that were completed during our 2016 fiscal year.

Other Assets. Our investments and other assets were lower at October 31, 2016 compared to October 31, 2015 due mainly to an increase in the amount of cash received from our investments during the 2016 fiscal year which reduces the asset balance.

Current Liabilities. Our accounts payable balance was higher at October 31, 2016 compared to October 31, 2015 due primarily to an increase in our payables for corn deliveries at October 31, 2016. Our accrued expenses were lower at October 31, 2016 compared to October 31, 2015 due to lower levels of accrued bonuses for employees and management which are somewhat based on profitability of the Company.

Long-term Liabilities. Our deferred compensation was slightly higher at October 31, 2016 compared to October 31, 2015 due to higher amounts of deferral of the management bonus that was paid during our 2016 fiscal year. We had less deferred revenue at October 31, 2016 compared to October 31, 2015 due to continuing amortization of our county economic development grant revenue.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of October 31, 2016, we had $10 million available pursuant to our revolving term loan. In addition, we had approximately $16.5 million in cash and equivalents and approximately $15.8 million in short-term marketable securities at October 31, 2016. Following the end of our 2016 fiscal year, we issued a distribution to our members in the amount of $14,904,750 which used cash after the end of our 2016 fiscal year.

We do not anticipate securing any additional equity or debt financing for working capital or other purposes in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional sources of capital.

We do not currently anticipate any significant purchases of property and equipment, that would require us to secure additional capital in the next 12 months. However, management continues to evaluate conditions in the ethanol industry and explore opportunities to improve the production, efficiency and profitability of our operations which may require capital expenditures.

The following table shows our cash flows for the fiscal years ended October 31, 2016 and 2015:

	Fiscal Year Ended October 31
	2016	2015
Net cash provided by operating activities	$29,397,743	$50,830,605
Net cash (used in) investing activities	(15,399,730)	(16,323,193)
Net cash (used in) financing activities	(18,549,852)	(60,867,949)

Cash Flow From Operations

Our cash flows from operations for our 2016 fiscal year were lower compared to our 2015 fiscal year due primarily to less net income during the 2015 period. We also received significantly less cash from our investments during our 2016 fiscal year compared to 2015 and had changes in working capital components.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2016 fiscal year compared to the same period of 2015 primarily due to a decrease in the net purchases of marketable securities. In addition, we spent more on capital expenditures during our 2016 fiscal year compared to the same period of 2015. Our capital expenditures during our 2016 fiscal year were primarily for plant improvements associated with new cooling towers and the water treatment building. During our 2015 fiscal year, we used cash primarily for improvements to our syrup load out system and the water treatment building.

Cash Flow From Financing Activities.

We used significantly less cash for financing activities during our 2016 fiscal year as compared to our 2015 fiscal year primarily due to smaller distributions paid to our members during our 2016 fiscal year. Distributions paid during our 2015 fiscal year were based on the income generated during our 2014 fiscal year.

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

Short-Term and Long-Term Debt Sources

We have a credit facility with Farm Credit with an initial availability of $35 million, which currently has availability of $10 million. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. During our 2015 and 2016 fiscal years, we reduced the amount available to us pursuant to our line of credit in order to reduce the fees associated with the line of credit. In addition, during our 2016 fiscal year we executed an amendment to our credit agreements which allows us to distribute up to 100% of our prior year's net income provided we remain in compliance with our loan covenants and we maintain working capital of at least $15 million following the distribution. Pursuant to the amendment, our distributions are not limited by our prior year's net income if we are in compliance with our loan covenants and we maintain working capital of at least $20 million following any distribution we make.

Variable Line of Credit

We have a long-term revolving line of credit. During our 2016 fiscal year, interest on this loan accrued at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of October 31, 2016, we had $0 outstanding on this loan with an accrued interest rate of 3.72% per year. As of October 31, 2016, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of October 31, 2016, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2016:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$1,209,000	$889,000	$250,000	$70,000	$—
Purchase Obligations	17,466,000	17,466,000	—	—	—
Total Contractual Cash Obligations	$18,675,000	$18,355,000	$250,000	$70,000	$—

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

Investments

We have less than a 20% investment interest in five companies in related industries. These investments are being accounted for by the equity method of accounting under which our share of net income is recognized as income in our statement of operations and added to the investment account. Distributions or dividends received in excess of the carrying value are recognized as income in our statement of operations. The investments are evaluated for indications of impairment on a regular basis, a loss would be recognized when the fair value is determined to be less than the carrying value.

Off-Balance Sheet Arrangements.

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2016 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2016, we had price protection in place for approximately 13% of our anticipated corn needs, approximately 8% of our natural gas needs and 2% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2016, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2016. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,750,000	MMBTU	10%	$802,000
Ethanol	112,984,000	Gallons	10%	15,366,000
Corn	33,954,000	Bushels	10%	10,896,000

For comparison purposes, our sensitivity analysis for our 2015 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,465,000	MMBTU	10%	$609,000
Ethanol	118,000,000	Gallons	10%	16,968,000
Corn	34,168,921	Bushels	10%	12,390,000

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
We have audited the accompanying balance sheets of Golden Grain Energy, LLC as of October 31, 2016 and 2015, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three year period ended October 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 29, 2016

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2016	October 31, 2015

Current Assets
Cash and equivalents	$16,532,190	$21,084,029
Marketable securities	15,785,542	13,241,062
Accounts receivable	6,202,104	2,717,592
Other receivables	568,940	669,930
Derivative instruments	514,878	879,332
Inventory	6,905,684	6,866,505
Prepaid expenses and other	1,589,075	1,578,458
Total current assets	48,098,413	47,036,908

Property and Equipment
Land and land improvements	12,961,713	12,516,479
Building and grounds	28,305,386	25,761,752
Grain handling equipment	15,833,823	15,178,214
Office equipment	220,527	217,424
Plant and process equipment	95,681,018	84,802,333
Construction in progress	4,580,801	5,887,270
	157,583,268	144,363,472
Less accumulated depreciation	90,896,301	82,232,924
Net property and equipment	66,686,967	62,130,548

Other Assets
Investments	24,474,860	27,334,443
Other assets	1,503,666	1,653,421
Total other assets	25,978,526	28,987,864

Total Assets	$140,763,906	$138,155,320

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2016	October 31, 2015

Current Liabilities
Accounts payable	$7,660,157	$6,324,850
Accrued expenses	1,413,127	1,679,336
Other current liabilities	163,884	110,392
Total current liabilities	9,237,168	8,114,578

Long-term Liabilities
Deferred compensation	355,623	278,798
Other long-term liabilities	93,443	198,164
Total long-term liabilities	449,066	476,962

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	131,077,672	129,563,780

Total Liabilities and Members’ Equity	$140,763,906	$138,155,320

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014

Revenues	$200,697,852	$221,149,134	$289,152,549

Cost of Goods Sold	185,345,104	194,216,462	225,335,539

Gross Profit	15,352,748	26,932,672	63,817,010

Operating Expenses	3,646,121	3,407,954	3,569,152

Operating Income	11,706,627	23,524,718	60,247,858

Other Income (Expense)
Other income	426,380	605,063	913,661
Interest expense	(5,192)	(93,490)	(196,236)
Equity in net income of investments	8,265,427	7,910,228	18,314,254
Total Other Income	8,686,615	8,421,801	19,031,679

Net Income	$20,393,242	$31,946,519	$79,279,537

Basic & diluted net income per unit	$1.03	$1.61	$3.99
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,881,333
Distributions Per Unit	$0.95	$3.10	$0.90

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2016	October 31, 2015	October 31, 2014
Cash Flows from Operating Activities
Net income	$20,393,242	$31,946,519	$79,279,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,843,533	8,130,043	9,610,066
Unrealized (gain) loss on risk management & marketable securities	64,851	(621,942)	27,179
Amortization of deferred revenue	(51,229)	(293,645)	(452,054)
Change in accretion amounts of interest on grant receivable	(194,156)	(45,275)	(58,167)
Distributions (earnings) in excess of earnings (distributions) from investments	2,859,583	9,453,992	(8,163,778)
Deferred compensation expense	76,825	169,391	38,299
Change in assets and liabilities
Accounts receivable	(3,484,512)	4,868,950	(3,288,622)
Inventory	(39,179)	(2,006,453)	2,114,262
Prepaid expenses and other	16,178	(769,429)	363,590
Accounts payable	1,178,816	353,456	(1,013,101)
Accrued expenses	(266,209)	(228,988)	773,705
Deferred compensation payable	—	(126,014)	—
Net cash provided by operating activities	29,397,743	50,830,605	79,230,916

Cash Flows from Investing Activities
Capital expenditures	(13,154,853)	(10,966,921)	(3,578,716)
Purchase of marketable securities	(13,750,000)	(10,500,000)	(28,000,000)
Proceeds from sale of marketable securities	11,505,123	5,650,000	20,000,000
Advances on note receivable	—	(506,272)	(20,000)
Purchase of investments	—	—	(545,000)
Net cash (used in) investing activities	(15,399,730)	(16,323,193)	(12,143,716)

Cash Flows from Financing Activities
Increase (decrease) in outstanding checks in excess of bank balance	—	—	(563,531)
Payments for long-term debt	—	(13,114)	(1,608,089)
Redemption of membership units	—	—	(50,000)
Distributions to members	(18,879,350)	(61,606,300)	(17,894,700)
Payments received on grant receivable	329,498	751,465	473,686
Net cash (used in) financing activities	(18,549,852)	(60,867,949)	(19,642,634)

Net Increase (Decrease) in Cash and Equivalents	(4,551,839)	(26,360,537)	47,444,566

Cash and Equivalents – Beginning of Period	21,084,029	47,444,566	—

Cash and Equivalents – End of Period	$16,532,190	$21,084,029	$47,444,566

Supplemental Cash Flow Information
Interest paid	$54,787	$134,177	$213,765

Supplemental Disclosure of Noncash Operating & Investing Activities
Accounts Payable related to construction in process	$552,691	$396,200	$—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the years ended October 31, 2016, 2015 and 2014

Balance - October 31, 2013	$97,888,724
Redemption of 10,000 membership units	(50,000)
Distribution for 19,883,000 Class A and Class B units, March & May 2014, $0.90 per unit	(17,894,700)
Net Income	79,279,537
Balance - October 31, 2014	159,223,561
Distribution for 19,873,000 Class A and Class B units, Dec 2014 & June 2015, $3.10 per unit	(61,606,300)
Net Income	31,946,519
Balance - October 31, 2015	129,563,780
Distribution for 19,873,000 Class A and Class B units, Dec 2015 & May 2016, $0.95 per unit	(18,879,350)
Net Income	20,393,242
Balance - October 31, 2016	$131,077,672

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Golden Grain Energy, LLC ("Golden Grain Energy" and "the Company") is an approximately 115 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States. The Company also holds several investments in various companies that focus on ethanol production, marketing and/or logistics.

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

Marketable securities consist of certificates of deposits with original maturities of greater than three months and mutual funds. Certificates of deposit are considered held to maturity securities, which are measured at cost. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income.

At October 31, 2016, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $12,967,000 and $13,036,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $2,750,000. At October 31, 2015, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $6,257,000 and $6,241,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $7,000,000. For the years ended October 31, 2016, 2015 and 2014, there was no other-than-temporary impairment recognized. For the years ended October 31, 2016, 2015 and 2014 the Company recorded interest, dividends, and net realized and unrealized gain and losses of approximately $298,000, $128,000 and $263,000, respectively from these investments as part of other income (expense).
Accounts Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

Investments
The Company has less than a 20% investment interest in five companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's statement of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. Distributions or dividends received in excess of the carrying value are

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

recognized as income in the statement of operations. The investments are evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC and Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for each of the years in the period ended October 31, 2016 for all companies is based on the investee's results for the twelve month period ended September 30 of each year.

Note Receivable
The Company has a note receivable from an unrelated party. The Company carries the note at original face value plus accrued interest which is equal to 6% as of October 31, 2016 and is compounded monthly. The note commenced in December 2014 with a face value of $510,000 and has a maturity of 5 years. Annual payments are to begin in September 2018. Balance of the note receivable, including accrued interest, as of October 31, 2016 and 2015 was approximately $566,000 and $526,000, respectively.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2016, 2015 or 2014 for environmental liabilities.

Incentive Compensation Plan
The Company has an incentive compensation plan for certain employees equal to 1% of net income. Awards pursuant to the incentive compensation plan are paid in cash after the Company's net income is determined for each fiscal year. Awards made pursuant to the plan are immediately vested and paid.

Fair Value
Financial instruments include cash and equivalents, certificates of deposit, marketable securities, receivables, accounts payable, accrued expenses and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices, as disclosed in Note 8. The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2016 fiscal year, ethanol sales accounted for approximately 81% of total revenue, distiller grains sales accounted for approximately 15% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 79% of cost of goods sold.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Recent & Pending Accounting Pronouncements

The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our consolidated financial statements:

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year.

2.    INVENTORY

Inventory consisted of the following as of October 31, 2016 and October 31, 2015:

	October 31, 2016	October 31, 2015
Raw Materials	$3,808,935	$4,032,244
Work in Process	1,170,767	1,208,661
Finished Goods	1,925,982	1,625,600
Totals	$6,905,684	$6,866,505

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35,000,000 and which mature on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.72% as of October 31, 2016). The borrowings are secured by substantially all the assets of the Company. The Company is subject to certain financial covenants including but not limited to minimum working capital and net worth requirements and limitations on distributions. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of October 31, 2016, the Company had no outstanding borrowings and $10 million available to borrow under the credit agreement. As of October 31, 2015 the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended October 31, 2016, 2015 and 2014 totaled approximately $64,318,000, $78,605,000 and $66,507,000, respectively. As of October 31, 2016 and 2015, the amount we owed to related parties was approximately $518,000 and $666,000, respectively (See Note 6).

Previously, the Company had a management services agreement with Homeland Energy Solutions, LLC to share the compensation costs associated with each management position covered under the agreement partially in an effort to reduce the costs of administrative overhead. This agreement was terminated on May 16, 2014. The Company recorded a reduction in expenses related to these shared costs during the fiscal year ended October 31, 2014 of approximately $118,000.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

5.    EMPLOYEE BENEFIT PLANS

The Company had a deferred phantom unit compensation plan for certain employees equal to 1% of net income for its fiscal year ended October 31, 2014. Currently, the Company has a cash bonus compensation plan which is paid shortly after the fiscal year in which the cash bonus is earned. During the fiscal years ended October 31, 2016, 2015 and 2014, the Company recorded compensation expense related to the prior deferred phantom unit compensation plan of approximately $77,000, $38,000 and $38,000, respectively. As of October 31, 2016 and 2015, the Company had a liability of approximately $356,000 and $279,000 outstanding as deferred compensation, respectively, and has approximately $74,000 to be recognized as future compensation expense which will continue to vest over an approximate 2 year period.

The Company has a retirement plan which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $100,000, $95,000 and $93,000 during the years ended October 31, 2016, 2015 and 2014, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	2016	2015	2014
Sales ethanol, distiller grains & corn oil	$201,243,000	$221,610,000	$293,550,000
Marketing fees	462,000	440,000	430,000

As of	October 31, 2016	October 31, 2015
Amount due from RPMG	$6,202,000	$2,717,000

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2016, 2015 and 2014 and the fair value of derivatives as of October 31, 2016 and 2015:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Statement of Operations Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(51,000)	$(32,000)	$(83,000)
fiscal year 2016	Cost of Goods Sold	3,981,000	147,000	4,128,000
	Total	$3,930,000	$115,000	$4,045,000

Commodity Contracts for the	Revenue	$64,000	$(85,000)	$(21,000)
fiscal year 2015	Cost of Goods Sold	346,000	(17,000)	329,000
	Total	$410,000	$(102,000)	$308,000

Commodity Contracts for the	Revenue	$(2,736,000)	$(1,232,000)	$(3,968,000)
fiscal year 2014	Cost of Goods Sold	3,108,000	1,518,000	4,626,000
	Total	$372,000	$286,000	$658,000

	Balance Sheet Classification	October 31, 2016	October 31, 2015
Futures and option contracts
In gain position		$157,000	$58,000
In loss position		(222,000)	(237,000)
Cash held by broker		580,000	1,058,000
	Current Asset	$515,000	$879,000

As of October 31, 2016, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $2,606,000 of the purchase commitments and all of the sale commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Distiller grains - fixed price	December 2016	$4,050,000
Corn Oil - fixed price	December 2016	1,231,000

Purchase commitments
Corn - fixed price	July 2018	$4,511,000
Corn - basis contract	March 2017	12,955,000

As of October 31, 2016, the Company has fixed price futures and forward contracts in place for approximately 13% of anticipated corn needs, 2% of ethanol sales and 8% of natural gas needs for the next 12 months with limited open positions beyond that point.

As of October 31, 2016, the Company had approximately 441,700 bushels with approximate market value of $1,479,000 of credit sale corn contracts. As of October 31, 2015, the Company had approximately 197,000 bushels with approximate market value of $705,000 of priced later and deferred payment corn contracts.

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

Marketable Securities: The Company's short-term investments are classified within Level 1 and are comprised of short-term liquid investments (e.g. mutual funds), which are carried at fair value based on the quoted market prices.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, October 31, 2016	$13,036,000	$13,036,000	$—	$—
Assets, October 31, 2015	6,241,000	6,241,000	—	—
Derivative financial instruments
October 31, 2016
Assets	$157,000	$61,000	$96,000	$—
Liabilities	(222,000)	(163,000)	(59,000)	—
October 31, 2015
Assets	$58,000	$33,000	$25,000	$—
Liabilities	(237,000)	(85,000)	(152,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s).

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Balance Sheet	9/30/2016	9/30/2015	9/30/2014
Current Assets	$313,541	$285,879	$320,903
Other Assets	246,702	256,144	267,563
Current Liabilities	175,588	142,927	140,262
Long-term Debt	55,726	49,241	17,007
Members’ Equity	328,928	349,855	431,197

	Twelve Months Ended
Income Statement	9/30/2016	9/30/2015	9/30/2014
Revenue	$731,251	$784,304	$988,226
Gross Profit	83,056	112,252	220,216
Net Income	75,533	93,576	209,768

The following table (in 000's) shows the condensed financial information of Guardian Energy, which represents greater than 10% of the Company's net income for the years ended October 31, 2016 and 2015.

Guardian Energy Condensed Financial Information
Balance Sheet	9/30/2016	9/30/2015	9/30/2014
Current Assets	$26,350	$23,053	$68,726
Other Assets	42,264	47,653	56,576
Current Liabilities	17,812	7,918	22,193
Long-term Debt	55,500	49,000	16,788
Members’ Equity	(4,698)	13,788	86,321

	Twelve Months Ended
Income Statement	9/30/2016	9/30/2015	9/30/2014
Revenue	$229,123	$234,332	$307,980
Gross Profit	30,887	37,410	74,928
Net Income	25,764	22,467	70,822

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than than 10% of the Company's total assets as of the year ended October 31, 2015.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	9/30/2016	9/30/2015	9/30/2014
Current Assets	$51,430	$80,156	$72,353
Other Assets	85,272	109,910	111,560
Current Liabilities	3,932	36,118	35,472
Long-term Debt	0	241	203
Members’ Equity	132,770	153,707	148,238

	Twelve Months Ended
Income Statement	9/30/2016	9/30/2015	9/30/2014
Revenue	$264,378	$279,373	$344,439
Gross Profit	27,264	35,242	72,946
Net Income	24,847	32,078	68,743

The Company recorded equity in net income of investments of approximately $1,571,000 from Absolute Energy, $4,354,000 from Guardian Energy, $2,006,000 from Homeland Energy Solutions and $334,000 from our other investments for a total of approximately $8,265,000 for the fiscal year ended October 31, 2016. Income for the fiscal years ended October 31, 2015 and 2014 totaled approximately $7,910,000 and $18,314,000, respectively. The Company has undistributed net earnings of investees of approximately $11,160,000 and $13,931,000 as of October 31, 2016 and 2015, respectively.

10. MEMBERS’ EQUITY

The Company repurchased 10,000 of Class A units during 2014 for purchase price of $50,000. The total number of Class A and B units outstanding as of October 31, 2016 and 2015 was 19,873,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

The Company has four leases for equipment with original terms of 5 to 10 years which extend through June 2020. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the year ending October 31, 2016, 2015 and 2014 was approximately $1,945,000, $1,686,000 and $1,913,000, respectively.

At October 31, 2016, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2017	$979,000
2018	247,000
2019	93,000
2020	70,000
Total	$1,389,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

12. GROUP INSURANCE

The Company participates, along with other plants in the industry, in a group captive insurance company (Captive). The Captive insures losses related to workman's compensation, commercial property and general liability. The Captive reinsures catastrophic losses for all participants, including the Company, in excess of predetermined amounts. The Company's premiums are accrued by a charge to income for the period to which the premium relates and is remitted by the Company's insurer to the captive reinsurer. These premiums are structured such that the Company has made a prepaid collateral deposit estimated for losses related to the above coverage. The Captive insurer has estimated and collected an amount in excess of the estimated losses but less than the catastrophic loss limit insured by the Captive. The Company cannot be assessed over the amount in the collateral fund.

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2016
Total revenues	$48,773,123	$51,518,991	$48,641,969	$51,763,769
Gross profit	1,953,759	1,621,069	6,983,670	4,794,250
Operating income	954,791	724,310	6,335,287	3,692,239
Net income	3,417,335	2,404,294	8,346,905	6,224,708
Basic & diluted earnings per unit	$0.17	$0.12	$0.42	$0.32

Year ended October 31, 2015
Total revenues	$61,048,123	$52,854,192	$52,082,545	$55,164,274
Gross profit	12,354,270	3,826,385	6,054,597	4,697,420
Operating income	11,298,282	3,130,968	5,314,680	3,780,788
Net income	14,902,633	3,967,686	7,356,150	5,720,050
Basic & diluted earnings per unit	$0.75	$0.20	$0.37	$0.29

Year ended October 31, 2014
Total revenues	$72,987,525	$79,555,311	$70,787,145	$65,822,568
Gross profit	14,393,693	18,588,889	18,992,791	11,841,637
Operating income	13,608,951	17,601,368	17,967,160	11,070,379
Net income	18,475,033	22,777,709	21,925,756	16,101,039
Basic & diluted earnings per unit	$0.93	$1.15	$1.10	$0.81

14. SUBSEQUENT EVENTS

On November 21, 2016, the board of directors declared a cash distribution of $0.75 per membership unit to the holders of Class A and Class B units of record at the close of business on November 21, 2016, for a total distribution of $14,904,750. The distribution will be recorded in the Company's first quarter financial statements for the 2017 fiscal year and was paid on December 9, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2016.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2016.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2016 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2017 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2016 fiscal year end. This proxy statement is referred to in this report as the 2017 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2017 Proxy Statement.

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

101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2016 and October 31, 2015, (ii) Statements of Operations for the fiscal years ended October 31, 2016, 2015 and 2014, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2016, 2015 and 2014, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2016, 2015 and 2014, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 29, 2016	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	December 29, 2016	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 29, 2016	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 29, 2016	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 29, 2016	/s/ Stan Laures
Stan Laures, Director

Date:	December 29, 2016	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 29, 2016	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 29, 2016	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 29, 2016	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 29, 2016	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 29, 2016	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 29, 2016	/s/ Roger Shaffer
Roger Shaffer, Director