Form 10-Q
period 2017-01-31
GOLDEN GRAIN ENERGY
filed 2017-03-15
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of March 15, 2017, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	January 31, 2017	October 31, 2016
	(Unaudited)
Current Assets
Cash and equivalents	$12,786,417	$16,532,190
Marketable securities	13,331,467	15,785,542
Accounts receivable	6,773,028	6,202,104
Other receivables	2,779,837	568,940
Derivative instruments	580,013	514,878
Inventory	7,125,056	6,905,684
Prepaid expenses and other	2,133,106	1,589,075
Total current assets	45,508,924	48,098,413

Property and Equipment
Land and land improvements	12,962,015	12,961,713
Building and grounds	28,305,386	28,305,386
Grain handling equipment	15,833,823	15,833,823
Office equipment	220,527	220,527
Plant and process equipment	95,638,555	95,681,018
Construction in progress	6,598,467	4,580,801
	159,558,773	157,583,268
Less accumulated depreciation	93,219,623	90,896,301
Net property and equipment	66,339,150	66,686,967

Other Assets
Investments	23,437,726	24,474,860
Other assets	1,471,691	1,503,666
Total other assets	24,909,417	25,978,526

Total Assets	$136,757,491	$140,763,906

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2017	October 31, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$7,798,070	$7,660,157
Accrued expenses	1,244,730	1,413,127
Other current liabilities	144,691	163,884
Total current liabilities	9,187,491	9,237,168

Long-term Liabilities
Deferred compensation	365,881	355,623
Deferred revenue, net of current portion	71,665	93,443
Total long-term liabilities	437,546	449,066

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	127,132,454	131,077,672

Total Liabilities and Members’ Equity	$136,757,491	$140,763,906

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2017	January 31, 2016

Revenues	$56,063,549	$48,773,123

Cost of Goods Sold	47,149,952	46,819,364

Gross Profit	8,913,597	1,953,759

Operating Expenses	952,147	998,968

Operating Income	7,961,450	954,791

Other Income (Expense)
Other income (expense)	(204,075)	99,204
Interest income (expense)	2,806	(3,728)
Equity in net income of investments	3,199,351	2,367,068
Total Other Income	2,998,082	2,462,544

Net Income	$10,959,532	$3,417,335

Basic & diluted net income per unit	$0.55	$0.17
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000
Distributions Per Unit	$0.75	$0.70

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2017	January 31, 2016
Cash Flows from Operating Activities
Net income	$10,959,532	$3,417,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341,129	2,077,355
Unrealized loss on risk management & marketable securities	138,940	327,283
Amortization of deferred revenue	(40,971)	(27,598)
Change in accretion of interest on grant & note receivable	(16,501)	(16,441)
Distributions (earnings) in excess of (distributions) earnings from investments	(1,006,866)	1,298,325
Gain on insurance proceeds from involuntary conversion	(489,852)	—
Deferred compensation expense	10,258	5,200
Change in assets and liabilities
Accounts receivable	(570,924)	(1,129,635)
Inventory	(219,372)	(1,192,994)
Prepaid expenses and other	(710,927)	(355,704)
Accounts payable	553,864	(318,431)
Accrued expenses	(168,397)	(477,800)
Net cash provided by operating activities	10,779,913	3,606,895

Cash Flows from Investing Activities
Capital expenditures	(2,550,356)	(3,151,193)
Insurance proceeds from involuntary conversion	648,752	—
Purchase of marketable securities	—	(5,000,000)
Proceeds from sale of marketable securities	2,250,000	5,000,000
Net cash provided by (used in) investing activities	348,396	(3,151,193)

Cash Flows from Financing Activities
Refund on utility right costs	30,668	—
Distributions to members	(14,904,750)	(13,911,100)
Net cash (used in) financing activities	(14,874,082)	(13,911,100)

Net (Decrease) in Cash and Equivalents	(3,745,773)	(13,455,398)

Cash and Equivalents – Beginning of Period	16,532,190	21,084,029

Cash and Equivalents – End of Period	$12,786,417	$7,628,631

Supplemental Cash Flow Information
Cash paid for interest	$12,802	$16,648

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in process	$136,740	$536,449
Distributions declared and unpaid by equity method investee	2,044,000	1,509,600

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2016, contained in the Company's annual report on Form 10-K for 2016.

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

At January 31, 2017, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $13,109,000 and $12,831,000, respectively, and certificates of deposit all with maturities of less than one year and approximate value of $500,000. At October 31, 2016, marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds with an approximate cost and fair market value of $12,967,000 and $13,036,000, respectively, and certificates of deposit all with maturities of less than one year and an approximate value of $2,750,000. For the periods ended January 31, 2017 and 2016, there was no other-than-temporary impairment recognized. For the three months ended January 31, 2017 and 2016, the Company recorded interest, dividends and net realized and unrealized gains (losses) of approximately $(204,000) and $99,000, respectively, from these investments as part of other income.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

Accounts Receivables
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

Investments
The Company has less than a 20% investment interest in five companies in related industries. These investments are being accounted for by the equity method of accounting under which the Company's share of net income is recognized as income in the Company's statement of operations and added to the investment account. Distributions or dividends received from the investments are treated as a reduction of the investment account. Distributions or dividends received in excess of the carrying value are recognized as income in the statement of operations. The investments are evaluated for indications of impairment on a regular basis. A loss would be recognized when the fair value is determined to be less than the carrying value.

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended January 31, 2017, for all companies, is based on the investee's results for the three months ended December 31, 2016.

Note Receivable
The Company has a note receivable from an unrelated party. The Company carries the note at original face value plus accrued interest which is equal to 6% as of January 31, 2017 and is compounded monthly. The note commenced in December 2014 with a face value of $510,000 and has a maturity of 5 years. Annual payments are to begin in September 2018. Balance of the note receivable, including accrued interest, as of January 31, 2017 and October 31, 2016 was approximately $577,000 and $566,000, respectively.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

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

Fair Value
Financial instruments include cash and equivalents, marketable securities, receivables, accounts payable, accrued expenses and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices, as disclosed in Note 7. The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended January 31, 2017, ethanol sales accounted for approximately 84% of total revenue, distiller grains sales accounted for approximately 12% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 77% of cost of goods sold.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

2.    INVENTORY

Inventory consisted of the following as of January 31, 2017 and October 31, 2016:

	January 31, 2017	October 31, 2016
Raw Materials	$4,052,774	$3,808,935
Work in Process	1,205,615	1,170,767
Finished Goods	1,866,667	1,925,982
Totals	$7,125,056	$6,905,684

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving loans with original maximum borrowings of $35 million, which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.93% as of January 31, 2017). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of January 31, 2017, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of January 31, 2017 and October 31, 2016, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. The Company also purchased ingredients from RPMG. Purchases from the related parties during the three months ended January 31, 2017 totaled approximately $10,379,000. Purchases during the three months ended January 31, 2016 totaled approximately $24,260,000. As of January 31, 2017 and October 31, 2016, the amount owed to related parties was approximately $547,000 and $518,000, respectively (See Note 5).

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31,
	2017	2016
Sales ethanol, distiller grains & corn oil	$56,097,000	$48,873,000
Marketing fees	110,000	100,000

As of	January 31, 2017	October 31, 2016
Amount due from RPMG	$6,773,000	$6,202,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2017 and 2016 and the fair value of derivatives as of January 31, 2017 and October 31, 2016:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$9,000	$62,000	$71,000
three months ended January 31, 2017	Cost of Goods Sold	154,000	(101,000)	53,000
	Total	$163,000	$(39,000)	$124,000

Commodity Contracts for the	Revenue	$—	$—	$—
three months ended January 31, 2016	Cost of Goods Sold	382,000	217,000	599,000
	Total	$382,000	$217,000	$599,000

	Balance Sheet Classification	January 31, 2017	October 31, 2016
Futures and option contracts through July 2018
In gain position		$94,000	$157,000
In loss position		(198,000)	(222,000)
Cash held by broker		684,000	580,000
	Current Asset	$580,000	$515,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

As of January 31, 2017, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $6,486,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	February 2017	$692,000
Distiller Grains - fixed price	March 2017	2,121,000

Purchase commitments
Corn - fixed price	December 2017	$9,425,000
Corn - basis contract	July 2018	37,528,000

As of January 31, 2017, the Company has fixed price futures and forward contracts in place for approximately 21% of our anticipated corn needs, 9% of our natural gas needs and 2% of our ethanol sales for the next 12 months with limited open positions beyond that period.

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

Marketable Securities: The Company's investments in short-term liquid investments (e.g. mutual funds), are classified within Level 1, carried at fair value based on the quoted market prices.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, January 31, 2017	$580,000	$580,000	$—	$—
Assets, October 31, 2016	13,036,000	13,036,000	—	—
Derivative financial instruments:
January 31, 2017
Assets	$94,000	$32,000	$62,000	$—
Liabilities	(198,000)	(143,000)	(55,000)	—
October 31, 2016
Assets	$157,000	$61,000	$96,000	$—
Liabilities	(222,000)	(163,000)	(59,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	December 31, 2016	September 30, 2016
Current Assets	$344,097	$313,541
Other Assets	250,765	246,702
Current Liabilities	248,344	175,588
Long-term Debt	56,715	55,726
Members’ Equity	289,802	328,928

	Three Months Ended December 31,
Income Statement	2016	2015
Revenue	$196,930	$184,049
Gross Profit	42,333	21,795
Net Income	38,014	17,520

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended January 31,
Equity in Net Income	2017	2016
Absolute Energy	$907	$550
Guardian Energy	1,066	1,368
Homeland Energy Solutions	1,151	405
Other	76	44
Total	$3,200	$2,367

During the three months ended January 31, 2017, Guardian Energy made distributions in excess of the equity balance recorded by the Company. The excess distribution was approximately $1,066,000 and is recorded as part of income for the three months ended January 31, 2017. The following table (in 000's) shows the condensed unaudited financial information of Guardian Energy, which represents greater than 10% of the net income during certain periods presented.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2017

Guardian Energy Condensed Unaudited Financial Information
Balance Sheet	December 31, 2016	September 30, 2016
Current Assets	$28,159	26,350
Other Assets	40,735	42,264
Current Liabilities	18,941	17,812
Long-term Debt	56,592	55,500
Members’ Equity	(6,639)	(4,698)

	Three Months Ended
Income Statement	December 31, 2016	December 31, 2015
Revenue	$57,942	$52,137
Gross Profit	14,175	7,290
Net Income	10,059	3,881

The following table (in 000's) shows the condensed unaudited financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than 10% of the Company's assets and the income generated represents greater than 10% of the Company's net income for certain periods presented:

Homeland Energy Solutions Condensed Unaudited Financial Information
Balance Sheet	December 31, 2016	September 30, 2016
Current Assets	$76,835	$51,430
Other Assets	121,950	85,272
Current Liabilities	47,424	3,932
Long-term Debt	123	0
Members’ Equity	151,238	132,770

	Three Months Ended
Income Statement	December 31, 2016	December 31, 2015
Revenue	76,805	$68,246
Gross Profit	15,875	59,872
Net Income	14,598	4,961

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

•	The impact of the Chinese distiller grains and ethanol tariffs have on ethanol and distiller grains prices in the United States;

•	The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;

•	Changes in the availability and price of corn and natural gas;

•	Any elimination or reduction of the renewable fuels use requirements under the RFS;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

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

On November 21, 2016, our board of directors declared a distribution of $0.75 per membership unit for members of record as of November 21, 2016. The total amount of the distribution was $14,904,750 which was paid in December 2016.

On November 30, 2015, the EPA released its final RVO for corn-based ethanol for 2014 through 2016. The final RVO reduced the corn-based ethanol use requirements pursuant to the RFS below the statutory requirements. Pursuant to the final RVO release, the RFS requirement for corn-based ethanol was 13.61 billion gallons for 2014, 14.05 billion gallons for 2015 and 14.5 billion gallons for 2016. On May 18, 2016, the EPA released a proposed rule to set the RVO for 2017. The EPA proposed to set the total RVO at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. A public hearing on the proposed rule was held in June and the public comment period expired on July 11, 2016. The final rule was released on November 23, 2016 and the corn-based ethanol RVO was increased to 15 billion gallons, which equals the statutory requirement in the RFS. However, previous reductions in the RVO have negatively impacted the ethanol industry.

In recent years, the United States ethanol industry exported a significant amount of distillers grains to China. During our 2016 fiscal year, the Chinese commenced an anti-dumping and countervailing duty investigation related to distiller grains produced in the United States and exported to China. In January 2017, China implemented final anti-duty and anti-dumping duties. The anti-dumping duties will range from 42.2% to 53.7%, and the final anti-subsidy tariffs will range from 11.2% to 12%. The imposition of these duties are expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternatives markets. In addition, the Chinese recently increased the tariff on imported ethanol from 5% to 30% which management believes could negatively impact ethanol prices in the United States. In recent years, the Chinese have increased the amount of ethanol they import from the United States, however, the tariff increase is likely to reduce demand from the Chinese.

Results of Operations

Comparison of the Three Months Ended January 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$56,063,549	100.0	$48,773,123	100.0
Cost of Goods Sold	47,149,952	84.1	46,819,364	96.0
Gross Profit	8,913,597	15.9	1,953,759	4.0
Operating Expenses	952,147	1.7	998,968	2.0
Operating Income	7,961,450	14.2	954,791	2.0
Other Income	2,998,082	5.3	2,462,544	5.0
Net Income	$10,959,532	19.5	$3,417,335	7.0

Revenues. Our total revenue was higher for our first quarter of 2017 compared to the same period of 2016 due to the higher average prices we received for our ethanol and corn oil. For our first quarter of 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our first quarter of 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 15% higher for our first quarter of 2017 compared to the same period of 2016. Management attributes this increase in the average price we received for our ethanol to higher gasoline and higher export demand which typically impacts ethanol prices. Management anticipates that ethanol prices will likely remain relatively steady during the remaining quarters of our 2017 fiscal year with modest increases during the driving season. Management anticipates that ethanol prices will remain relatively stable during our 2017 fiscal year due to the fact that the RFS ethanol use requirement was set at 15 million gallons for corn-based ethanol for 2017 along with increased export demand for ethanol. However, export demand for ethanol is less consistent compared to domestic demand, so if ethanol exports are lower during 2017 compared to 2016, it could result in lower ethanol prices and could negatively impact our profitability. Further, other ethanol producers are expanding their production capacities to meet the increase in ethanol demand experienced during 2016. If ethanol supply increases at a greater pace compared to ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability.

We sold approximately 4% more gallons of ethanol during our first quarter of 2017 compared to the same period of 2016. Management attributes this increase in ethanol sales with timing of ethanol shipments. Our total ethanol production was similar during our first quarter of 2017 as compared to the same period of 2016. Management anticipates that our ethanol sales and production will be slightly greater during the remaining quarters of our 2017 fiscal year compared to our 2016 fiscal year due to plant efficiency improvements implemented during our 2016 fiscal year.

During our first quarter of 2017, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $71,000, which increased our revenue. By comparison, we experienced no gain or loss on our ethanol derivative instruments during our first quarter of 2016.

The average price per ton we received for our dried distillers grains was approximately 8% less for our first quarter of 2017 compared to the same period of 2016. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 41% less for our first quarter of 2017 compared to the same period of 2016. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2016 harvest. In addition, China started refusing distiller grains from the United States in January 2016 which resulted in lower distiller grains prices and will result in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact market distiller grains prices. Management anticipates that distiller grains will begin to consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China imposing antidumping and countervailing duties against the United States distiller grain markets.

Our dried distiller grains production decreased by approximately 15% during our first quarter of 2017 compared to the same period of 2016. Management attributes this decrease partially to increased modified/wet distiller grain production, in addition to increased corn oil extraction during the period. Management anticipates distiller grains production to be slightly lower for the remaining quarters of our 2017 fiscal year compared to the final quarter of 2016 due to the increase in corn oil extraction and a shift in sales to modified/wet distiller grains.

We sold approximately 12% more pounds of corn oil during our first quarter of 2017 compared to the same period of 2016. This increase in corn oil sales resulted from increased corn oil extraction methods and decreased dried distiller grain production. The average price per pound we received for our corn oil was approximately 25% greater for our first quarter of 2017 compared to the same period of 2016. This increase in corn oil prices occurred despite an increase in corn oil supply. Management believes that an increase in total corn oil demand from increased biodiesel production offset the increase in the market corn oil supply. Biodiesel production was spurred by the renewal of the biodiesel blenders' tax credit for 2016 (and retroactively for 2015) which management believes positively impacts corn oil demand. Management anticipates relatively stable corn oil prices going forward, despite anticipated increases in corn oil supplies, unless corn oil demand increases significantly for biodiesel production. However, the biodiesel tax credit expired at the end of 2016 which could negatively impact corn oil demand and ultimately market corn oil prices.

Cost of Goods Sold. Our cost of goods sold was higher for our first quarter of 2017 compared to the same period of 2016 due primarily to increased natural gas costs.  Our average cost per bushel of corn, before our derivative instrument gain, was approximately 6% lower during our first quarter of 2017 compared to the same period of 2016.  Management anticipates corn prices to remain low due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand, however, we may still experience some short term corn price volatility.

We consumed similar amounts of corn during our first quarter of 2017 compared to the same period of 2016 due to similar ethanol production. Management anticipates consistent corn consumption during the rest of our 2017 fiscal year, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 30% during our first quarter of 2017 compared to the same period of 2016. Our usage was the similar, but the average price we paid per MMBtu of natural gas was approximately 30% higher during our first quarter of 2017 compared to the same period of 2016. Management attributes this increase in natural gas prices with higher commodity and energy prices during the 2017 period as well as growing demand for natural gas. Management anticipates that natural gas prices will remain relatively stable for the remaining quarters of our 2017 fiscal year. Our natural gas consumption during our first quarter of 2017 was similar compared to the same period of 2016.

We experienced combined realized and unrealized gains of approximately $53,000 for our first quarter of 2017 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $599,000 of combined realized and unrealized gains for the same period of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our first quarter of 2017 compared to the same period of 2016 primary due to less dues and subscription expense for the 2017 quarter due to timing of when we make payments to trade organizations. This was partially offset by an increase in personnel expense during our first quarter of 2017 compared to the same period of 2016 due to an increase in the accrual for employee bonuses. Management anticipates that our operating expenses will be comparable during the remaining quarters of our 2017 fiscal year compared to our 2016 fiscal year as we balance out payments for the dues and subscriptions that we pay to trade organizations offset by potential increases in employee bonus accruals that are tied to net income.

Other Income (Expense). Other income was higher for our first quarter of 2017 compared to the same period of 2016, due primarily to equity income from investments. Our investments are in other companies involved in the ethanol industry which in general experienced favorable operating margins during our first quarter of 2017. However, one of our investments made distributions in excess of the equity balance recorded by the Company totaling approximately $1,066,000 and therefore that entire amount is recorded as income for the quarter. We had more interest income and less interest expense during our first quarter of 2017 compared to the same period of 2016 due to less available borrowing on our revolving loan, for which we pay an unused balance fee. We also had more other income during our first quarter of 2017 compared to the same period of 2016 due to an increase in income from marketable securities and investments not recorded on the equity method of accounting.

Changes in Financial Condition for the Three Months Ended January 31, 2017

Current Assets. We had less cash and equivalents at January 31, 2017 compared to October 31, 2016. This decrease in our cash position is due primarily to nearly $15 million in distributions we paid to our members during December 2016, offset by cash generated from operations. The decrease in marketable securities is from certificates of deposit that matured during our first quarter of 2017. The increase in our other receivable at January 31, 2017 compared to October 31, 2016 was due to a distribution receivable from one of our investments. The value of our accounts receivable and inventory were slightly higher at January 31, 2017 compared to October 31, 2016 due to higher ethanol prices.

Property and Equipment. The net value of our property and equipment was lower at January 31, 2017 compared to October 31, 2016 due to depreciation, offset by ongoing capital projects. We had approximately $6.6 million in construction in progress at January 31, 2017 related to various capital projects we were conducting during our 2016 and 2017 fiscal years, the largest of which is improvements to our plant associated with a cooling tower construction and a co-generation integration.

Other Assets. Our other assets were lower at January 31, 2017 compared to October 31, 2016 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the three months ended January 31, 2017.

Current Liabilities. Our accounts payable at January 31, 2017 were comparable to October 31, 2016. Our accrued expenses were lower at January 31, 2017 compared to October 31, 2016 due to payment of employee bonus accruals during our first fiscal quarter of 2017.

Long-term Liabilities. Our long-term liabilities were similar at January 31, 2017 and October 31, 2016.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of January 31, 2017, we had $10 million available pursuant to our revolving term loan and approximately $26 million in cash and equivalents and marketable securities.

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

We have a program of investing our excess cash in short-term liquid investments which allows us to access the cash when we need it and preserve our capital while limiting our loss exposure. Only a portion of our cash balances are federally insured when they are deposited with our bank. As a result, our plan is intended to decrease the risk we face when we were concentrating our cash balances with one financial institution.

The following table shows our cash flows for the three months ended January 31, 2017 and 2016:

	Three Months Ended January 31,
	2017	2016
Net cash provided by operating activities	$10,779,913	$3,606,895
Net cash provided by (used in) investing activities	348,396	(3,151,193)
Net cash (used in) financing activities	(14,874,082)	(13,911,100)

Cash Flow From Operations

Our cash flows from operations for the three months ended January 31, 2017 were higher compared to the same period of 2016 due primarily to increased net income in addition to a decrease in working capital associated with account receivable, inventory, prepaid expenses and earnings in excess of distributions received.

Cash Flow From Investing Activities

We used less cash for investing activities during our three months ended January 31, 2017 compared to the same period of 2016. During the 2017 period, we had fewer capital expenditures compared to the 2016 period due to fewer plant improvement projects. In addition, during our three months ended January 31, 2017 we received insurance proceeds from an involuntary asset conversion and we recognized more net proceeds from maturing certificates of deposit during our three months ended January 31, 2017 compared to the same period of 2016.

Cash Flow From Financing Activities.

During our three months ended January 31, 2017, we used more cash for financing activities related to higher distributions paid to members as compared to the same period of 2016.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of January 31, 2017, we had $0 outstanding on this loan with an accrued interest rate of 3.93% per year. As of January 31, 2017, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2017, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of January 31, 2017. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of January 31, 2017, we had price protection in place for approximately 21% of our anticipated corn needs, 9% of our natural gas needs and 2% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,730,000	MMBTU	10%	$906,000
Ethanol	112,312,000	Gallons	10%	16,454,000
Corn	30,738,000	Bushels	10%	10,325,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended January 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factor is provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section for the fiscal year ended October 31, 2016, included in our annual report on Form 10-K.

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping and anti-subsidy duties. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties. The anti-dumping duties will range from 42.2% to 53.7%. The final anti-subsidy tariffs will range from 11.2% to 12%. Both during the investigation and after the announcement of the duties, distiller grains demand and prices have been negatively impacted. While we expect China to continue to import some distiller grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distiller grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2017 and October 31, 2016, (ii) Statements of Operations for the three months ended January 31, 2017 and 2016, (iii) Statements of Cash Flows for the three months ended January 31, 2017 and 2016, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 15, 2017	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	March 15, 2017	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)