Form 10-Q
period 2017-04-30
GOLDEN GRAIN ENERGY
filed 2017-06-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 14, 2017, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	April 30, 2017	October 31, 2016
	(Unaudited)
Current Assets
Cash and equivalents	$14,517,870	$16,532,190
Marketable securities	20,310,320	15,785,542
Accounts receivable	4,732,298	6,202,104
Other receivables	737,687	568,940
Derivative instruments	977,618	514,878
Inventory	5,964,306	6,905,684
Prepaid expenses and other	2,205,518	1,589,075
Total current assets	49,445,617	48,098,413

Property and Equipment
Land and land improvements	12,962,015	12,961,713
Building and grounds	28,617,796	28,305,386
Grain handling equipment	15,833,823	15,833,823
Office equipment	220,527	220,527
Plant and process equipment	96,340,019	95,681,018
Construction in progress	6,964,568	4,580,801
	160,938,748	157,583,268
Less accumulated depreciation	95,523,297	90,896,301
Net property and equipment	65,415,451	66,686,967

Other Assets
Investments	24,184,670	24,474,860
Other assets	1,464,303	1,503,666
Total other assets	25,648,973	25,978,526

Total Assets	$140,510,041	$140,763,906

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2017	October 31, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$6,936,813	$7,660,157
Accrued expenses	1,118,848	1,413,127
Other current liabilities	125,499	163,884
Total current liabilities	8,181,160	9,237,168

Long-term Liabilities
Deferred compensation	403,821	355,623
Deferred revenue, net of current portion	49,886	93,443
Total long-term liabilities	453,707	449,066

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	131,875,174	131,077,672

Total Liabilities and Members’ Equity	$140,510,041	$140,763,906

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Revenues	$50,960,556	$51,518,991	$107,024,105	$100,292,114

Cost of Goods Sold	47,030,410	49,897,922	94,180,362	96,717,286

Gross Profit	3,930,146	1,621,069	12,843,743	3,574,828

Operating Expenses	890,429	896,759	1,842,576	1,895,727

Operating Income	3,039,717	724,310	11,001,167	1,679,101

Other Income (Expense)
Other income	310,518	190,780	106,443	289,984
Interest income (expense)	(2,827)	2,648	(21)	(1,080)
Equity in net income of investments	1,395,312	1,486,556	4,594,663	3,853,624
Total Other Income	1,703,003	1,679,984	4,701,085	4,142,528

Net Income	$4,742,720	$2,404,294	$15,702,252	$5,821,629

Basic & diluted net income per unit	$0.24	$0.12	$0.79	$0.29
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$—	$—	$0.75	$0.70

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2017	April 30, 2016
Cash Flows from Operating Activities
Net income	$15,702,252	$5,821,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,666,189	4,220,027
Unrealized loss on risk management & marketable securities	(737,518)	(246,478)
Amortization of deferred revenue	(81,942)	(55,196)
Change in accretion of interest on grant & note receivable	(30,498)	(34,000)
Distributions in excess of earnings from investments	290,190	2,173,947
Gain on insurance proceeds from involuntary conversion	(489,852)	—
Deferred compensation expense	48,198	15,809
Change in assets and liabilities
Accounts receivable	1,469,806	(3,894,301)
Inventory	941,378	1,457,326
Prepaid expenses and other	(785,190)	(360,331)
Accounts payable	(407,396)	(191,340)
Accrued expenses	(294,279)	(495,792)
Net cash provided by operating activities	20,291,338	8,411,300

Cash Flows from Investing Activities
Capital expenditures	(3,830,328)	(6,536,196)
Insurance proceeds from involuntary conversion	648,752	—
Purchase of marketable securities	(6,750,000)	(9,250,000)
Proceeds from sale of marketable securities	2,500,000	10,000,000
Net cash (used in) investing activities	(7,431,576)	(5,786,196)

Cash Flows from Financing Activities
Refund on utility right costs	30,668	—
Distributions to members	(14,904,750)	(13,911,100)
Net cash (used in) financing activities	(14,874,082)	(13,911,100)

Net (Decrease) in Cash and Equivalents	(2,014,320)	(11,285,996)

Cash and Equivalents – Beginning of Period	16,532,190	21,084,029

Cash and Equivalents – End of Period	$14,517,870	$9,798,033

Supplemental Cash Flow Information
Cash paid for interest	$10,484	$29,245

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$236,743	$939,139

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2017

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds and certificates of deposit all with maturities of less than one year. For the periods ended April 30, 2017 and 2016, there was no other-than-temporary impairment recognized. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2017

	Three Months Ended April 30,		Six Months Ended April 30,
	2017	2016	2017	2016
Net earnings on marketable securities	$310,000	$103,000	$106,000	$202,000

	Marketable Securities
As of	Cost	Fair Market Value	Certificates of Deposit
April 30, 2017	$18,474,000	$18,310,000	$2,000,000
October 31, 2016	$12,967,000	$13,036,000	$2,750,000

Accounts Receivable
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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended April 30, 2017, for all companies, is based on the investee's results for the three and six months ended March 31, 2017.

Note Receivable
The Company has a note receivable from an unrelated party. The Company carries the note at original face value plus accrued interest which is equal to 6% as of April 30, 2017 and is compounded monthly. The note commenced in December 2014 with a face value of $510,000 and has a maturity of 5 years. Annual payments are to begin in September 2018. Balance of the note receivable, including accrued interest, as of April 30, 2017 and October 31, 2016 was approximately $584,000 and $566,000, respectively.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2017

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and six months ended April 30, 2017, ethanol sales accounted for approximately 84% of total revenue, distiller grains sales accounted for approximately 12% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 76% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2017

is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

2.    INVENTORY

Inventory consisted of the following as of April 30, 2017 and October 31, 2016:

	April 30, 2017	October 31, 2016
Raw Materials	$2,600,431	$3,808,935
Work in Process	1,200,247	1,170,767
Finished Goods	2,163,628	1,925,982
Totals	$5,964,306	$6,905,684

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving loans with original maximum borrowings of $35 million, which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (4.18% as of April 30, 2017). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of April 30, 2017, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of April 30, 2017 and October 31, 2016, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. The Company also purchased ingredients from RPMG. Purchases from the related parties during the three and six months ended April 30, 2017 totaled approximately $9,001,000 and $19,380,000, respectively. Purchases during the three and six months ended April 30, 2016 totaled approximately $23,543,000 and $47,803,000, respectively. As of April 30, 2017 and October 31, 2016, the amount owed to related parties was approximately $377,000 and $518,000, respectively (See Note 5).

5.    COMMITMENTS, CONTINGENCIES, AGREEMENTS AND RELATED PARTY

Ethanol, Distiller Grains and Corn Oil marketing agreements and major customers

The Company has entered into marketing agreements with a marketing company, in which the Company has an investment, for the exclusive rights to market, sell and distribute the entire ethanol, distiller grains and corn oil inventory produced by the Company. The marketing fees are presented net in revenues.

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended April 30,		Six Months Ended April 30
	2017	2016	2017	2016
Sales ethanol, distiller grains & corn oil	$51,143,000	$51,638,000	$107,240,000	$100,511,000
Marketing fees	137,000	119,000	247,000	219,000

As of	April 30, 2017	October 31, 2016
Amount due from RPMG	$4,732,000	$6,202,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2017

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2017 and 2016 and the fair value of derivatives as of April 30, 2017 and October 31, 2016:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(10,000)	$(30,000)	$(40,000)
three months ended April 30, 2017	Cost of Goods Sold	50,000	300,000	350,000
	Total	$40,000	$270,000	$310,000

Commodity Contracts for the	Revenue	$—	$—	$—
three months ended April 30, 2016	Cost of Goods Sold	443,000	(386,000)	57,000
	Total	$443,000	$(386,000)	$57,000

Commodity Contracts for the	Revenue	$(1,000)	$32,000	$31,000
six months ended April 30, 2017	Cost of Goods Sold	204,000	199,000	403,000
	Total	$203,000	$231,000	$434,000

Commodity Contracts for the	Revenue	$—	$—	$—
six months ended April 30, 2016	Cost of Goods Sold	825,000	(170,000)	655,000
	Total	$825,000	$(170,000)	$655,000

	Balance Sheet Classification	April 30, 2017	October 31, 2016
Futures and option contracts through July 2018
In gain position		$200,000	$157,000
In loss position		(35,000)	(222,000)
Cash held by broker		813,000	580,000
	Current Asset	$978,000	$515,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2017

As of April 30, 2017, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $4,458,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	June 2017	$1,014,000
Distiller Grains - fixed price	June 2017	1,654,000

Purchase commitments
Corn - fixed price	March 2018	$10,134,000
Corn - basis contract	July 2018	37,926,000

As of April 30, 2017, the Company has fixed price futures and forward contracts in place for approximately 20% of our anticipated corn needs, 4% of our natural gas needs and 0% of our ethanol sales for the next 12 months with limited open positions beyond that period.

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
April 30, 2017

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, April 30, 2017	$18,310,000	$18,310,000	$—	$—
Assets, October 31, 2016	13,036,000	13,036,000	—	—
Derivative financial instruments:
April 30, 2017
Assets	$200,000	$200,000	$—	$—
Liabilities	(35,000)	(20,000)	(15,000)	—
October 31, 2016
Assets	$157,000	$61,000	$96,000	$—
Liabilities	(222,000)	(163,000)	(59,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	March 31, 2017	September 30, 2016
Current Assets	$270,983	$313,541
Other Assets	247,205	246,702
Current Liabilities	155,942	175,588
Long-term Debt	68,343	55,726
Members’ Equity	293,902	328,928

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2017	2016	2017	2016
Revenue	$181,795	$177,704	$378,724	$361,752
Gross Profit	13,049	14,293	55,382	36,088
Net Income	12,960	10,532	50,974	28,052

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended April 30,		Six Months Ended April 30,
Equity in Net Income	2017	2016	2017	2016
Absolute Energy	$385	$273	$1,292	$823
Guardian Energy	586	853	1,652	2,221
Homeland Energy Solutions	342	212	1,493	617
Other	82	149	158	193
Total	$1,395	$1,487	$4,595	$3,854

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2017

9. SUBSEQUENT EVENTS

On May 15, 2017, the board of directors declared a cash distribution of $0.50 per membership unit to the holders of Class A and Class B units of record at the close of business on May 15, 2017 for a total distribution of $9,936,500. The distribution will be recorded in the Company's 2017 third quarter financial statements and was paid in June 2017.

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

On November 21, 2016, our board of directors declared a distribution of $0.75 per membership unit for members of record as of November 21, 2016. The total amount of the distribution was $14,904,750 which was paid in December 2016. On

May 15, 2017, our board of directors declared a distribution of $0.50 per membership unit to the holders units of record at the close of business on May 15, 2017 for a total distribution of $9,936,500. The distribution was paid in June 2017.

In recent years, the ethanol industry in the United States has increased exports of ethanol and distiller grains. In January 2017, the Chinese issued final tariffs on U.S. distiller grains. The Chinese distiller grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from 11.2% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017. These tariffs have had a negative impact on market ethanol and distiller grains prices in the United States.

In Brazil, UNICA, the Brazilian sugarcane industry, is lobbying the Brazilian government to institute a 16% tariff on imported ethanol. Ethanol producers in Brazil are seeking a 20% tariff. To date, this tariff has not been implemented. However, Brazil is a major source of ethanol demand, and a tariff could negatively impact market ethanol prices in the United States.

Results of Operations

Comparison of the Three Months Ended April 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$50,960,556	100.0	$51,518,991	100.0
Cost of Goods Sold	47,030,410	92.3	49,897,922	96.9
Gross Profit	3,930,146	7.7	1,621,069	3.1
Operating Expenses	890,429	1.7	896,759	1.7
Operating Income	3,039,717	6.0	724,310	1.4
Other Income	1,703,003	3.3	1,679,984	3.3
Net Income	$4,742,720	9.3	$2,404,294	4.7

Revenues. Our total revenue was lower for our second quarter of 2017 compared to the same period of 2016 due to the lower quantities of ethanol sold and lower distiller grain prices offset by both higher average prices we received for our ethanol and corn oil. For our second quarter of 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our second quarter of 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 10% higher for our second quarter of 2017 compared to the same period of 2016. Management attributes this increase in the average price we received for our ethanol to higher gasoline and higher export demand which typically impacts ethanol prices. Management anticipates that ethanol prices will likely soften during the remaining quarters of our 2017 fiscal year due to higher ethanol supply and production than demand rates. Prices may firm due to the fact that the RFS ethanol use requirement was set at 15 million gallons for corn-based ethanol for 2017 along with increased export demand for ethanol. However, export demand for ethanol is less consistent compared to domestic demand, so if ethanol exports are lower during 2017 compared to 2016, it could further result in lower ethanol prices and could negatively impact our profitability. Further, other ethanol producers are expanding their production capacities. If ethanol supply increases at a greater pace compared to ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability.

We sold approximately 6% less gallons of ethanol during our second quarter of 2017 compared to the same period of 2016. Management attributes this decrease in ethanol sales with timing of ethanol shipments. Our total ethanol production was 1% less during our second quarter of 2017 as compared to the same period of 2016. Management anticipates that our ethanol sales and production will be slightly greater during the remaining quarters of our 2017 fiscal year compared to our 2016 fiscal year due to plant efficiency improvements implemented during our 2016 and 2017 fiscal years.

During our second quarter of 2017, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $40,000, which increased our revenue. By comparison, we experienced no gain or loss on our ethanol derivative instruments during our second quarter of 2016.

The average price per ton we received for our dried distillers grains was approximately 18% less for our second quarter of 2017 compared to the same period of 2016. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 50% less for our second quarter of 2017 compared to the same period of 2016. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2016 harvest. In addition, China started refusing distiller grains from the United States in January 2017 which resulted in lower distiller grains prices and will result in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact market distiller grains prices. Management anticipates that distiller grains will begin to consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China imposing antidumping and countervailing duties against the United States distiller grain markets.

Our dried distiller grains production decreased by approximately 12% during our second quarter of 2017 compared to the same period of 2016. Management attributes this decrease partially to increased modified/wet distiller grain production, in addition to increased corn oil extraction during the period. Management anticipates distiller grains production to be slightly lower for the remaining quarters of our 2017 fiscal year compared to our 2016 fiscal year due to the increase in corn oil extraction and a shift in sales to modified/wet distiller grains.

We sold approximately 7% more pounds of corn oil during our second quarter of 2017 compared to the same period of 2016. This increase in corn oil sales resulted from increased corn oil extraction methods which also led to decreased dried distiller grain production. The average price per pound we received for our corn oil was approximately 7% greater for our second quarter of 2017 compared to the same period of 2016. This increase in corn oil prices occurred despite an increase in corn oil supply. Management believes that an increase in total corn oil demand from increased biodiesel production offset the increase in the market corn oil supply. Biodiesel production was spurred by the renewal of the biodiesel blenders' tax credit which management believes positively impacts corn oil demand. Management anticipates relatively stable corn oil prices going forward, despite anticipated increases in corn oil supplies, unless corn oil demand increases significantly for biodiesel production.

Cost of Goods Sold. Our cost of goods sold was lower for our second quarter of 2017 compared to the same period of 2016 due primarily to a decrease in the gallons of ethanol sold as well as a slight decrease in corn costs.  Our average cost per bushel of corn, before our derivative instrument gain, was approximately 1% lower during our second quarter of 2017 compared to the same period of 2016.  Management anticipates corn prices to remain low due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand, however, we may still experience some short term corn price volatility.

We consumed fewer bushels of corn during our second quarter of 2017 compared to the same period of 2016 due to lower ethanol production. Management anticipates consistent corn consumption during the rest of our 2017 fiscal year, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 31% during our second quarter of 2017 compared to the same period of 2016. Our usage was 5% lower, but the average price we paid per MMBtu of natural gas was approximately 37% higher during our second quarter of 2017 compared to the same period of 2016. Management attributes this increase in natural gas prices with higher commodity and energy prices during the 2017 period as well as growing demand for natural gas. Management anticipates that natural gas prices will remain relatively stable for the remaining quarters of our 2017 fiscal year. Our natural gas consumption during our second quarter of 2017 was lower compared to the same period of 2016 due to increased efficiencies in the production process.

We experienced combined realized and unrealized gains of approximately $350,000 for our second quarter of 2017 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $57,000 of combined realized and unrealized gains for the same period of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were similar during our second quarter of 2017 compared to the same period of 2016. Management anticipates that our operating expenses will also be comparable during the remaining quarters of our 2017 fiscal year compared to our 2016 fiscal year, possibly offset by potential differences in employee bonus accruals that are tied to net income.

Other Income (Expense). Other income was higher for our second quarter of 2017 compared to the same period of 2016, due to an increase in income from marketable securities and investments not recorded on the equity method of accounting offset by a slight decrease in equity income from investments. Our investments are in other companies involved in the ethanol industry which in general experienced favorable operating margins during our second quarter of 2017. However, one of our investments made distributions in excess of the equity balance recorded by the Company totaling approximately $586,000 and $853,000 for our second quarters of 2017 and 2016, respectively, and therefore that entire amount is recorded as income for the quarter. We had less interest income during our second quarter of 2017 compared to the same period of 2016 due to less interest recognized on fewer maturing certificate of deposit with financial institutions.

Comparison of the Six Months Ended April 30, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$107,024,105	100.0	$100,292,114	100.0
Cost of Goods Sold	94,180,362	88.0	96,717,286	96.4
Gross Profit	12,843,743	12.0	3,574,828	3.6
Operating Expenses	1,842,576	1.7	1,895,727	1.9
Operating Income	11,001,167	10.3	1,679,101	1.7
Other Income	4,701,085	4.4	4,142,528	4.1
Net Income	$15,702,252	14.7	$5,821,629	5.8

Revenues. Our total revenue was higher for our six months ended April 30, 2017 compared to the same period of 2016 due to the higher average prices we received for our ethanol and corn oil. For our six months ended April 30, 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our six months ended April 30, 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 12% higher for our six months ended April 30, 2017 compared to the same period of 2016. Management attributes this increase in the average price we received for our ethanol to higher gasoline and higher export demand which typically impacts ethanol prices.

We sold approximately 1% less gallons of ethanol during our six months ended April 30, 2017 compared to the same period of 2016. Management attributes this decrease in ethanol sales with timing of ethanol shipments. Our total ethanol production was similar during our six months ended April 30, 2017 as compared to the same period of 2016.

During our six months ended April 30, 2017, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $31,000, which increased our revenue. By comparison, we experienced no gain or loss on our ethanol derivative instruments during our six months ended April 30, 2016.

The average price per ton we received for our dried distillers grains was approximately 13% less for our six months ended April 30, 2017 compared to the same period of 2016. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 46% less for our six months ended April 30, 2017 compared to the same period of 2016. Management attributes these price decreases with slightly lower market corn prices and higher corn supplies after the 2016 harvest. In addition, China started refusing distiller grains from the United States in January 2017 which resulted in lower distiller grains prices and will result in uncertainty regarding future distiller grains demand. In January 2017, China started imposing antidumping and countervailing duties against the United States distiller grain markets. These events have negatively impacted market distiller grains prices. Management anticipates that distiller grains will consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China's market positions.

Our dried distiller grains production decreased by approximately 13% during our six months ended April 30, 2017 compared to the same period of 2016. Management attributes this decrease partially to increased modified/wet distiller grain production, in addition to increased corn oil extraction during the period.

We sold approximately 9% more pounds of corn oil during our six months ended April 30, 2017 compared to the same period of 2016. This increase in corn oil sales resulted from increased corn oil extraction methods and resulted in decreased dried distiller grain production. The average price per pound we received for our corn oil was approximately 15% greater for our six months ended April 30, 2017 compared to the same period of 2016. This increase in corn oil prices occurred despite an increase in corn oil supply. Management believes that an increase in total corn oil demand from increased biodiesel production offset the increase in the market corn oil supply.

Cost of Goods Sold. Our cost of goods sold was lower for our six months ended April 30, 2017 compared to the same period of 2016 due primarily to decreased corn costs offset by increased natural gas costs.  Our average cost per bushel of corn, before our derivative instrument gain, was approximately 3% lower during the first half of our 2017 fiscal year compared to the same period of 2016.

We consumed slightly less corn during our six months ended April 30, 2017 compared to the same period of 2016 due to increased conversion of corn into ethanol on similar gallons of ethanol production. During our six months ended April 30, 2017 we experienced a 1% increase in efficiency of converting corn into ethanol as compared to the same period of 2016.

Our natural gas costs increased by approximately 30% during our six months ended April 30, 2017 compared to the same period of 2016. Our usage was slightly less, but the average price we paid per MMBtu of natural gas was approximately 33% higher during our six months ended April 30, 2017 compared to the same period of 2016. Management attributes this increase in natural gas prices with higher commodity and energy prices during the 2017 period as well as growing demand for natural gas. Our natural gas consumption during our six months ended April 30, 2017 was slightly less compared to the same period of 2016 due to a 2% increase in efficiency of natural gas usage per gallon of ethanol production.

We experienced combined realized and unrealized gains of approximately $403,000 for our six months ended April 30, 2017 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $655,000 of combined realized and unrealized gains for the same period of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our six months ended April 30, 2017 compared to the same period of 2016 primary due to less dues and subscription and legal expense for 2017 due to timing of when we make payments to trade organizations. In addition, legal expenses were lower during our six months ended April 30, 2017 compared to the same period of 2016. This was due to the anti-dumping and countervailing duties claims that we were defending during our 2016 period. These decreases in operating expenses were partially offset by an increase in personnel expense during our six months ended April 30, 2017 compared to the same period of 2016 due to an increase in the accrual for employee bonuses. Management anticipates that our operating expenses will be comparable during the remaining quarters of our 2017 fiscal year compared to our 2016 fiscal year as we balance out payments for the dues and subscriptions that we pay to trade organizations offset by potential changes in employee bonus accruals that are tied to net income.

Other Income (Expense). Other income was higher for our six months ended April 30, 2017 compared to the same period of 2016, due primarily to equity income from investments. Our investments are in other companies involved in the ethanol industry which in general experienced favorable operating margins during our six months ended April 30, 2017. However, one of our investments made distributions in excess of the equity balance recorded by the Company totaling approximately $1,652,000 and therefore that entire amount is recorded as income for our six months ended April 30, 2017. We had more interest income and less interest expense during our six months ended April 30, 2017 compared to the same period of 2016 due to less available borrowing on our revolving loan, for which we pay an unused balance fee. We also had less other income during our six months ended April 30, 2017 compared to the same period of 2016 due to a decrease in income from marketable securities and investments not recorded on the equity method of accounting.

Changes in Financial Condition for the Six Months Ended April 30, 2017

Current Assets. We had less cash and equivalents at April 30, 2017 compared to October 31, 2016. This decrease in our cash position is due primarily to nearly $15 million in distributions we paid to our members during December 2016 and cash that was invested into marketable securities, offset by cash generated from operations. The value of our accounts receivable and inventory were lower at April 30, 2017 compared to October 31, 2016 due to the timing of payments we receive from our vendor and timing of shipment of our products. We had less ethanol gallons and bushels of corn on hand at April 30, 2017 compared to October 31, 2016 which made the value of our inventory lower.

Property and Equipment. The net value of our property and equipment was lower at April 30, 2017 compared to October 31, 2016 due to depreciation, offset by ongoing capital projects. We had approximately $7.0 million in construction in progress at April 30, 2017 related to various capital projects we were conducting during our 2016 and 2017 fiscal years, the largest of which is improvements to our plant associated with a cooling tower construction and a co-generation integration.

Other Assets. Our other assets were lower at April 30, 2017 compared to October 31, 2016 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the six months ended April 30, 2017.

Current Liabilities. Our accounts payable at April 30, 2017 were lower compared to October 31, 2016 due to fewer payables to our vendors for corn deliveries. Our accrued expenses were lower at April 30, 2017 compared to October 31, 2016 due to payment of employee bonus accruals during our 2017 fiscal year.

Long-term Liabilities. Our long-term liabilities were similar at April 30, 2017 and October 31, 2016.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of April 30, 2017, we had $10 million available pursuant to our revolving term loan and approximately $35 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the six months ended April 30, 2017 and 2016:

	Six Months Ended April 30,
	2017	2016
Net cash provided by operating activities	$20,291,338	$8,411,300
Net cash (used in) investing activities	(7,431,576)	(5,786,196)
Net cash (used in) financing activities	(14,874,082)	(13,911,100)

Cash Flow From Operations

Our cash flows from operations for the six months ended April 30, 2017 were higher compared to the same period of 2016 due primarily to increased net income and working capital associated with accounts receivable. These increases were offset by a decrease in working capital associated with distributions received in excess of earnings.

Cash Flow From Investing Activities

We used more cash for investing activities during our six months ended April 30, 2017 compared to the same period of 2016. During the 2017 period, we invested more cash into marketable securities offset by fewer capital expenditures compared to the 2016 period due to fewer plant improvement projects. In addition, during our six months ended April 30, 2017 we received insurance proceeds from an involuntary asset conversion compared to the same period of 2016.

Cash Flow From Financing Activities.

During our six months ended April 30, 2017, we used more cash for financing activities related to higher distributions paid to members as compared to the same period of 2016.

Short-Term and Long-Term Debt Sources

In exchange for our credit facility Farm Credit, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of April 30, 2017, we had $0 outstanding on this loan with an accrued interest rate of 4.18% per year. As of April 30, 2017, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2017, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of April 30, 2017. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2017, we had price protection in place for approximately 20% of our anticipated corn needs, 4% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,812,500	MMBTU	10%	$841,000
Ethanol	115,000,000	Gallons	10%	16,146,000
Corn	30,737,000	Bushels	10%	10,758,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended April 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping and anti-subsidy duties. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties. The anti-dumping duties range from 42.2% to 53.7%. The final anti-subsidy tariffs range from 11.2% to 12%. Both during the investigation and after the announcement of the duties, distiller grains demand and prices have been negatively impacted. While we expect China to continue to import some distiller grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distiller grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

If Brazil implements a tariff on U.S. produced ethanol, it could negatively impact market ethanol prices. Brazil is currently the largest importer of ethanol produced in the United States. However, recently the Brazilian government has discussed implementing a tariff on ethanol produced in the United States and exported to Brazil. Due to current ethanol production levels in the United States, the market price of ethanol has been supported by exports of ethanol. Further, additional ethanol capacity is being constructed which may further increase the domestic supply of ethanol. If Brazil implements a tariff on U.S. ethanol, it could lead to an oversupply of ethanol in the United States which could negatively impact domestic ethanol prices. Ethanol prices may decrease to a level which does not allow us to operate the ethanol plant profitably.

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States. Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions could result in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed may exceed current domestic and export demand. If an oversupply of ethanol were to occur, it could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2017 and October 31, 2016, (ii) Statements of Operations for the three and six months ended April 30, 2017 and 2016, (iii) Statements of Cash Flows for the six months ended April 390, 2017 and 2016, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 14, 2017	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	June 14, 2017	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)