Form 10-Q
period 2017-07-31
GOLDEN GRAIN ENERGY
filed 2017-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 14, 2017, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2017	October 31, 2016
	(Unaudited)
Current Assets
Cash and equivalents	$8,090,072	$16,532,190
Marketable securities	20,247,381	15,785,542
Accounts receivable	7,094,171	6,202,104
Other receivables	665,453	568,940
Derivative instruments	980,449	514,878
Inventory	5,119,798	6,905,684
Prepaid expenses and other	2,423,729	1,589,075
Total current assets	44,621,053	48,098,413

Property and Equipment
Land and land improvements	12,962,015	12,961,713
Building and grounds	28,617,796	28,305,386
Grain handling equipment	15,833,823	15,833,823
Office equipment	213,207	220,527
Plant and process equipment	102,843,784	95,681,018
Construction in progress	1,616,189	4,580,801
	162,086,814	157,583,268
Less accumulated depreciation	97,743,660	90,896,301
Net property and equipment	64,343,154	66,686,967

Other Assets
Investments	23,960,604	24,474,860
Other assets	1,368,174	1,503,666
Total other assets	25,328,778	25,978,526

Total Assets	$134,292,985	$140,763,906

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2017	October 31, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$6,489,374	$7,660,157
Accrued expenses	1,469,411	1,413,127
Other current liabilities	106,306	163,884
Total current liabilities	8,065,091	9,237,168

Long-term Liabilities
Deferred compensation	420,538	355,623
Deferred revenue, net of current portion	28,108	93,443
Total long-term liabilities	448,646	449,066

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	125,779,248	131,077,672

Total Liabilities and Members’ Equity	$134,292,985	$140,763,906

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016

Revenues	$49,760,291	$48,641,969	$156,784,396	$148,934,083

Cost of Goods Sold	46,034,429	41,658,299	140,214,791	138,375,585

Gross Profit	3,725,862	6,983,670	16,569,605	10,558,498

Operating Expenses	1,042,348	648,383	2,884,924	2,544,110

Operating Income	2,683,514	6,335,287	13,684,681	8,014,388

Other Income (Expense)
Other income	173,407	187,296	279,850	477,280
Interest income (expense)	(13,080)	(6,626)	(13,101)	(7,706)
Equity in net income of investments	996,733	1,830,948	5,591,396	5,684,572
Total Other Income	1,157,060	2,011,618	5,858,145	6,154,146

Net Income	$3,840,574	$8,346,905	$19,542,826	$14,168,534

Basic & diluted net income per unit	$0.19	$0.42	$0.98	$0.71
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$0.50	$0.25	$1.25	$0.95

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2017	July 31, 2016
Cash Flows from Operating Activities
Net income	$19,542,826	$14,168,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,907,938	6,509,582
Unrealized loss on risk management & marketable securities	(927,410)	(820,484)
Amortization of deferred revenue	(122,913)	(82,794)
Change in accretion of interest on grant & note receivable	(40,013)	(46,927)
Distributions in excess of earnings from investments	514,256	2,327,332
Gain on insurance proceeds from involuntary conversion	(489,852)	—
Deferred compensation expense	64,915	25,454
Change in assets and liabilities
Accounts receivable	(892,067)	(2,764,049)
Inventory	1,785,886	(16,407)
Prepaid expenses and other	(931,167)	(843,185)
Accounts payable	(618,092)	(443,354)
Accrued expenses	56,284	(272,345)
Net cash provided by operating activities	24,850,591	17,741,357

Cash Flows from Investing Activities
Capital expenditures	(5,184,469)	(10,532,948)
Insurance proceeds from involuntary conversion	648,752	—
Purchase of marketable securities	(6,750,000)	(12,250,000)
Proceeds from sale of marketable securities	2,750,000	10,500,000
Net cash (used in) investing activities	(8,535,717)	(12,282,948)

Cash Flows from Financing Activities
Refund on utility right costs	—	—
Distributions to members	(24,841,250)	(18,879,350)
Payments received on grant receivable	84,258	—
Net cash (used in) financing activities	(24,756,992)	(18,879,350)

Net (Decrease) in Cash and Equivalents	(8,442,118)	(13,420,941)

Cash and Equivalents – Beginning of Period	16,532,190	21,084,029

Cash and Equivalents – End of Period	$8,090,072	$7,663,088

Supplemental Cash Flow Information
Cash paid for interest	$38,296	$33,023

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$—	$675,342
Distributions declared and unpaid by equity method investee	—	852,576

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2017

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

Nature of Business
Golden Grain Energy, LLC ("Golden Grain Energy" and "the Company") is an approximately 120 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States. The Company also holds several investments in various companies that focus on ethanol production, marketing and/or logistics.

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

Marketable Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

Marketable securities consist of certificates of deposits with original maturities of greater than three months and mutual funds. Certificates of deposit are considered held-to-maturity securities, which are measured at cost. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income.

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds and certificates of deposit all with maturities of less than one year. For the periods ended July 31, 2017 and 2016, there was no other-than-temporary impairment recognized. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2017

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Net earnings on marketable securities	$28,000	$187,000	$134,000	$390,000

	Marketable Securities
As of	Cost	Fair Market Value	Certificates of Deposit
July 31, 2017	$18,562,000	$18,496,000	$1,750,000
October 31, 2016	$12,967,000	$13,036,000	$2,750,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended July 31, 2017, for all companies, is based on the investee's results for the three and nine months ended June 30, 2017.

Note Receivable
The Company has a note receivable from an unrelated party. The Company carries the note at original face value plus accrued interest which is equal to 6% as of July 31, 2017 and is compounded monthly. The note commenced in December 2014 with a face value of $510,000 and has a maturity of 5 years. Annual payments are to begin in September 2018. Balance of the note receivable, including accrued interest, as of July 31, 2017 and October 31, 2016 was approximately $592,000 and $566,000, respectively.

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
July 31, 2017

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended July 31, 2017, ethanol sales accounted for approximately 84% of total revenue, distiller grains sales accounted for approximately 11% of total revenue and corn oil sales accounted for approximately 5% of total revenue while corn costs averaged approximately 74% of cost of goods sold. For the nine months ended July 31, 2017, ethanol sales accounted for approximately 84% of total revenue, distiller grains sales accounted for approximately 12% of total revenues and corn oil sales account of approximately 4% of total revenue while corn costs averaged approximately 76% of cost of goods sold.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2017

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09,"Revenue from Contracts with Customers". The ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. Although early application as of the original date is permitted, we expect to adopt ASU No. 2014-09 and the related ASUs during our fiscal year beginning November 1, 2018. We are evaluating the effect this guidance will have on our financial statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue beginning in our 2019 fiscal year.

2.    INVENTORY

Inventory consisted of the following as of July 31, 2017 and October 31, 2016:

	July 31, 2017	October 31, 2016
Raw Materials	$2,662,854	$3,808,935
Work in Process	1,202,667	1,170,767
Finished Goods	1,254,277	1,925,982
Totals	$5,119,798	$6,905,684

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving loans with original maximum borrowings of $35 million, which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (4.38% as of July 31, 2017). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of July 31, 2017, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of July 31, 2017 and October 31, 2016, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. The Company also purchased ingredients from RPMG. Purchases from the related parties during the three and nine months ended July 31, 2017 totaled approximately $5,611,000 and $24,991,000, respectively. Purchases during the three and nine months ended July 31, 2016 totaled approximately $7,510,000 and $55,312,000, respectively. As of July 31, 2017 and October 31, 2016, the amount owed to related parties was approximately $364,000 and $518,000, respectively (See Note 5).

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2017

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Sales ethanol, distiller grains & corn oil	$49,892,000	$48,808,000	$157,132,000	$149,319,000
Marketing fees	132,000	115,000	379,000	334,000

As of	July 31, 2017	October 31, 2016
Amount due from RPMG	$7,093,000	$6,202,000

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2017 and 2016 and the fair value of derivatives as of July 31, 2017 and October 31, 2016:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2017

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$—	$—
three months ended July 31, 2017	Cost of Goods Sold	(307,000)	268,000	(39,000)
	Total	$(307,000)	$268,000	$(39,000)

Commodity Contracts for the	Revenue	$(50,000)	$—	$(50,000)
three months ended July 31, 2016	Cost of Goods Sold	586,000	3,348,000	3,934,000
	Total	$536,000	$3,348,000	$3,884,000

Commodity Contracts for the	Revenue	$(1,000)	$32,000	$31,000
nine months ended July 31, 2017	Cost of Goods Sold	(103,000)	466,000	363,000
	Total	$(104,000)	$498,000	$394,000

Commodity Contracts for the	Revenue	$(50,000)	$—	$(50,000)
nine months ended July 31, 2016	Cost of Goods Sold	1,410,000	3,179,000	4,589,000
	Total	$1,360,000	$3,179,000	$4,539,000

	Balance Sheet Classification	July 31, 2017	October 31, 2016
Futures and option contracts through July 2018
In gain position		$437,000	$157,000
In loss position		(4,000)	(222,000)
Cash held by broker		547,000	580,000
	Current Asset	$980,000	$515,000

As of July 31, 2017, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $5,487,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	August 2018	$1,076,000
Distiller Grains - fixed price	September 2018	2,021,000

Purchase commitments
Corn - fixed price	July 2018	$10,058,000
Corn - basis contract	July 2018	22,849,000

As of July 31, 2017, the Company has fixed price futures and forward contracts in place for approximately 18% of our anticipated corn needs, 2% of our natural gas needs and none of our ethanol sales for the next 12 months with no open positions beyond that period.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2017

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
July 31, 2017

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, July 31, 2017	$18,496,000	$18,496,000	$—	$—
Assets, October 31, 2016	13,036,000	13,036,000	—	—
Derivative financial instruments:
July 31, 2017
Assets	$437,000	$437,000	$—	$—
Liabilities	(4,000)	—	(4,000)	—
October 31, 2016
Assets	$157,000	$61,000	$96,000	$—
Liabilities	(222,000)	(163,000)	(59,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	June 30, 2017	September 30, 2016
Current Assets	$299,719	$313,541
Other Assets	270,634	246,702
Current Liabilities	198,148	175,588
Long-term Debt	81,918	55,726
Members’ Equity	290,287	328,928

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement	2017	2016	2017	2016
Revenue	$191,493	$186,458	$570,217	$548,210
Gross Profit	21,127	25,377	76,509	61,465
Net Income	17,628	20,824	68,602	48,876

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July 31,
Equity in Net Income	2017	2016	2017	2016
Absolute Energy	$437	$223	$1,728	$1,046
Guardian Energy	—	853	1,652	3,074
Homeland Energy Solutions	503	697	1,996	1,314
Other	57	58	215	251
Total	$997	$1,831	$5,591	$5,685

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

Overview

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant and have produced corn oil since February 2009. References to "we," "us," "our" and the "Company" refer to Golden Grain Energy, LLC. We have capacity to produce approximately 120 million gallons of ethanol per year.

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

On November 21, 2016, our board of directors declared a distribution of $0.75 per membership unit for members of record as of November 21, 2016. The total amount of the distribution was $14,904,750 which was paid in December 2016. On

May 15, 2017, our board of directors declared a distribution of $0.50 per membership unit to the holders of record at the close of business on May 15, 2017 for a total distribution of $9,936,500. The distribution was paid in June 2017.

In recent years, the ethanol industry in the United States has increased exports of ethanol and distiller grains. In January 2017, the Chinese issued final tariffs on U.S. distiller grains. The Chinese distiller grains anti-dumping tariffs range from 42.2% to 53.7% and the anti-subsidy tariffs range from approximately 11% to 12%. In addition, the Chinese government increased its ethanol import tariff from 5% to 30% as of January 1, 2017. These tariffs have had a negative impact on market ethanol and distiller grains prices in the United States.

In Brazil, UNICA, the Brazilian sugarcane industry, is lobbying the Brazilian government to institute a 16% tariff on imported ethanol. Ethanol producers in Brazil are seeking a 20% tariff. To date, this tariff has not been implemented. However, Brazil is a major source of ethanol demand, and a tariff could negatively impact market ethanol prices in the United States.

Results of Operations

Comparison of the Three Months Ended July 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$49,760,291	100.0	$48,641,969	100.0
Cost of Goods Sold	46,034,429	92.5	41,658,299	85.6
Gross Profit	3,725,862	7.5	6,983,670	14.4
Operating Expenses	1,042,348	2.1	648,383	1.3
Operating Income	2,683,514	5.4	6,335,287	13.0
Other Income	1,157,060	2.3	2,011,618	4.1
Net Income	$3,840,574	7.7	$8,346,905	17.2

Revenues. Our total revenue was higher for our third quarter of 2017 compared to the same period of 2016 due to the higher quantities of ethanol and corn oil sold offset by lower average prices we received for our ethanol, distillers and corn oil. For our third quarter of 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 11% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue. For our third quarter of 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 2% lower for our third quarter of 2017 compared to the same period of 2016. Management attributes this decrease in the average price we received for our ethanol to lower commodity and gasoline prices which typically impact ethanol prices. Management anticipates that ethanol prices will likely remain steady during the remaining quarter of our 2017 fiscal year. Prices may firm due to the fact that the RFS ethanol use requirement was set at 15 million gallons for corn-based ethanol for 2017 along with increased export demand for ethanol. However, export demand for ethanol is less consistent compared to domestic demand, so if ethanol exports are lower during 2017 compared to 2016, it could further result in lower ethanol prices and could negatively impact our profitability. Further, other ethanol producers are expanding their production capacities. If ethanol supply increases at a greater pace compared to ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability.

We sold approximately 10% more gallons of ethanol during our third quarter of 2017 compared to the same period of 2016. Management attributes this increase in ethanol sales with timing of ethanol shipments and higher production rates. Our total ethanol production was 3% more during our third quarter of 2017 as compared to the same period of 2016. Management anticipates that our ethanol sales and production will be slightly greater during the remaining quarter of our 2017 fiscal year compared to our 2016 fiscal year due to plant efficiency improvements implemented during our 2016 and 2017 fiscal years.

During our third quarter of 2016, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $50,000, which decreased our revenue. By comparison, we had no ethanol derivative instruments during our third quarter of 2017.

The average price per ton we received for our dried distillers grains was approximately 25% less for our third quarter of 2017 compared to the same period of 2016. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 41% less for our third quarter of 2017 compared to the same period of 2016. Management attributes these price decreases with lower market corn prices and higher corn supplies after the 2016 harvest. In addition, China started refusing distiller grains from the United States in January 2017 which resulted in lower distiller grains prices and will result in uncertainty regarding future distiller grains demand. This uncertainty may continue to negatively impact market distiller grains prices. Management anticipates that distiller grains will begin to consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China imposing antidumping and countervailing duties against the United States distiller grain markets.

Our dried distiller grains production decreased by approximately 1% during our third quarter of 2017 compared to the same period of 2016. Management attributes this decrease partially to increased corn oil extraction during the period as well as better efficiencies in converting corn into ethanol. Management anticipates distiller grains production to be slightly lower for the remaining quarter of our 2017 fiscal year compared to our 2016 fiscal year due to the increase in corn oil extraction and improved efficiencies in production.

We sold approximately 9% more pounds of corn oil during our third quarter of 2017 compared to the same period of 2016. This increase in corn oil sales resulted from increased corn oil extraction methods which also led to decreased dried distiller grain production. The average price per pound we received for our corn oil was approximately 3% less for our third quarter of 2017 compared to the same period of 2016. This decrease in corn oil prices occurred due to an increase in corn oil supply. Management believes that an increase in total corn oil supply was from improvements in the extraction methods offset by increased biodiesel production which helped the corn oil supply market. Biodiesel production was spurred by the renewal of the biodiesel blenders' tax credit which management believes positively impacts corn oil demand. Management anticipates relatively stable corn oil prices going forward, despite anticipated increases in corn oil supplies, unless corn oil demand increases significantly for biodiesel production.

Cost of Goods Sold. Our cost of goods sold was higher for our third quarter of 2017 compared to the same period of 2016 due primarily to an increase in the gallons of ethanol sold offset by a decrease in corn costs.  Our average cost per bushel of corn was approximately 8% lower during our third quarter of 2017 compared to the same period of 2016.  Management anticipates corn prices to remain low due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand, however, we may still experience some short term corn price volatility.

We consumed more bushels of corn during our third quarter of 2017 compared to the same period of 2016 due to higher ethanol production. Management anticipates consistent corn consumption during the rest of our 2017 fiscal year, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 20% during our third quarter of 2017 compared to the same period of 2016. Our usage was minimally higher, but the average price we paid per MMBtu of natural gas was approximately 19% higher during our third quarter of 2017 compared to the same period of 2016. Management attributes this increase in natural gas prices with higher commodity and energy prices during the 2017 period as well as growing demand for natural gas. Management anticipates that natural gas prices will remain relatively stable for the remaining quarters of our 2017 fiscal year. Our natural gas consumption during our third quarter of 2017 was similar compared to the same period of 2016 despite an increase in ethanol gallons produced due to improved energy usage at the ethanol production facility.

We experienced combined realized and unrealized losses of approximately $39,000 for our third quarter of 2017 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $3,934,000 of combined realized and unrealized gains for the same period of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our third quarter of 2017 compared to the same period of 2016 due to higher contributions to trade organizations that support ethanol promotion activities as well as an increase in property tax expense. Management anticipates that our operating expenses will be slightly higher during the remaining quarter of our 2017 fiscal year compared to our 2016 fiscal year due to higher property tax expense and possibly by potential differences in employee bonus accruals that are tied to net income.

Other Income (Expense). Other income was lower for our third quarter of 2017 compared to the same period of 2016, due to a decrease in equity income from investments. Our investments are in other companies involved in the ethanol industry which, in general, experienced less favorable operating margins during our third quarter of 2017. One of our investments made distributions in excess of the equity balance recorded by the Company, totaling approximately $853,000 during our third quarter of 2016, which were recorded as a gain through other income; no such excess distributions were received during our third quarter of 2017. We had less interest income during our third quarter of 2017 compared to the same period of 2016 due to less interest recognized on fewer maturing certificates of deposit with financial institutions.

Comparison of the Nine Months Ended July 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2017 and 2016:

	2017		2016
Income Statement Data	Amount	%	Amount	%
Revenues	$156,784,396	100.0	$148,934,083	100.0
Cost of Goods Sold	140,214,791	89.4	138,375,585	92.9
Gross Profit	16,569,605	10.6	10,558,498	7.1
Operating Expenses	2,884,924	1.8	2,544,110	1.7
Operating Income	13,684,681	8.7	8,014,388	5.4
Other Income	5,858,145	3.7	6,154,146	4.1
Net Income	$19,542,826	12.5	$14,168,534	9.5

Revenues. Our total revenue was higher for our nine months ended July 31, 2017 compared to the same period of 2016 due to the higher average prices we received for our ethanol and corn oil. For our nine months ended July 31, 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our nine months ended July 31, 2016, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 7% higher for our nine months ended July 31, 2017 compared to the same period of 2016. Management attributes this increase in the average price we received for our ethanol to higher gasoline and higher export demand which typically impacts ethanol prices.

We sold approximately 2% more gallons of ethanol during our nine months ended July 31, 2017 compared to the same period of 2016. Management attributes this increase in ethanol sales with increased ethanol production. Our total ethanol production was 1% greater during our nine months ended July 31, 2017 as compared to the same period of 2016.

During our nine months ended July 31, 2017, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $31,000, which increased our revenue. By comparison, we experienced an approximate $50,000 loss on our ethanol derivative instruments during our nine months ended July 31, 2016 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 17% less for our nine months ended July 31, 2017 compared to the same period of 2016. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 44% less for our nine months ended July 31, 2017 compared to the same period of 2016. Management attributes these price decreases to lower market corn prices and higher corn supplies after the 2016 harvest. In addition, China started refusing distiller grains from the United States in January 2017 which resulted in lower distiller grains prices and will result in uncertainty regarding future distiller grains demand. In January 2017, China started imposing antidumping and countervailing duties against the United States distiller grain markets. These events have negatively impacted market distiller grains prices. Management anticipates that distiller grains will consistently trade at a relative value of less than 100% of corn for the foreseeable future primarily due to China's market positions.

Our dried distiller grains production decreased by approximately 10% during our nine months ended July 31, 2017 compared to the same period of 2016. Management attributes this decrease partially to increased modified/wet distiller grain production, in addition to increased corn oil extraction during the period.

We sold approximately 9% more pounds of corn oil during our nine months ended July 31, 2017 compared to the same period of 2016. This increase in corn oil sales resulted from increased corn oil extraction methods and resulted in decreased dried distiller grain production. The average price per pound we received for our corn oil was approximately 9% greater for our nine months ended July 31, 2017 compared to the same period of 2016. This increase in corn oil prices occurred despite an increase in corn oil supply. Management believes that an increase in total corn oil demand from increased biodiesel production offset the increase in the market corn oil supply.

Cost of Goods Sold. Our cost of goods sold was higher for our nine months ended July 31, 2017 compared to the same period of 2016 due primarily to increased natural gas costs offset by a decrease in the cost of corn.  Our average cost per bushel of corn, before our derivative instrument gain, was approximately 5% lower during the first nine months of our 2017 fiscal year compared to the same period of 2016.

While production levels increased, we consumed the same amount of corn during our nine months ended July 31, 2017 compared to the same period of 2016 due to increased conversion of corn into ethanol on increased gallons of ethanol production. During our nine months ended July 31, 2017 we experienced a 1% increase in efficiency of converting corn into ethanol as compared to the same period of 2016.

Our natural gas costs increased by approximately 27% during our nine months ended July 31, 2017 compared to the same period of 2016. Our usage was 2% less, but the average price we paid per MMBtu of natural gas was approximately 29% higher during our nine months ended July 31, 2017 compared to the same period of 2016. Management attributes this increase in natural gas prices with higher commodity and energy prices during the 2017 period as well as growing demand for natural gas. Our natural gas efficiency during our nine months ended July 31, 2017 increased by 2% per gallon of ethanol production.

We experienced combined realized and unrealized gains of approximately $363,000 for our nine months ended July 31, 2017 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $4,589,000 of combined realized and unrealized gains for the same period of 2016 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our nine months ended July 31, 2017 compared to the same period of 2016 primary due to an increase in contributions to trade organizations that support ethanol promotion activities, property tax expense and personnel expense related to the bonus accrual for 2017. The increase in contributions to trade organizations for our nine months ended July 31, 2017 compared to the same period of 2016 were driven by contributions to ethanol trade organizations. The increase in property tax expense for our nine months ended July 31, 2017 compared to the same period of 2016 was from an increase in rates as well as expiration of our tax incremental financing. The increase in personnel expense during our nine months ended July 31, 2017 compared to the same period of 2016 is due to an increase in the accrual for employee bonuses which is partially based off of net income. Offsetting these increases, legal expenses were lower during our nine months ended July 31, 2017 compared to the same period of 2016. This was due to the antidumping and countervailing duties claims that we were defending during our 2016 period. Management anticipates that our operating expenses will be comparable during the remaining quarter of our 2017 fiscal year compared to our 2016 fiscal year as we balance out payments for the dues and subscriptions that we pay to trade organizations offset by potential changes in employee bonus accruals that are tied to net income.

Other Income (Expense). Other income was slightly lower for our nine months ended July 31, 2017 compared to the same period of 2016, due primarily to less income from marketable securities and equity income from investments. Our investments are in other companies involved in the ethanol industry which, in general, experienced similar operating margins during our nine months ended July 31, 2017. However, one of our investments made distributions in excess of the equity balance recorded by the Company, which were recorded as gains through other income, totaling approximately $1,652,000 and $3,074,000, for our nine months ended July 31, 2017 and 2016, respectively. We had less interest income during our nine months ended July 31, 2017 compared to the same period of 2016 due to less interest generated from maturing certificates of deposit during 2017. We also had less other income during our nine months ended July 31, 2017 compared to the same period of 2016 due to a decrease in income from marketable securities and investments not recorded on the equity method of accounting.

Changes in Financial Condition for the Nine Months Ended July 31, 2017

Current Assets. We had less cash and equivalents at July 31, 2017 compared to October 31, 2016. This decrease in our cash position is due primarily to nearly $25 million in distributions we paid to our members during December 2016 and June 2017 and cash that was invested into marketable securities, offset by cash generated from operations. The value of our accounts receivable and inventory were comparable in the aggregate at July 31, 2017 compared to October 31, 2016 due to the timing of payments we received from our vendor and the timing of shipments of our products. We had less bushels of corn on hand at a lower carrying value at July 31, 2017 compared to October 31, 2016 which made the value of our inventory lower.

Property and Equipment. The net value of our property and equipment was lower at July 31, 2017 compared to October 31, 2016 due to depreciation, offset by ongoing capital projects. We had approximately $1.6 million in construction in progress at July 31, 2017 related to various capital projects we were conducting during our 2017 fiscal year, the largest of which is improvements to our plant associated with upgrades to our plant control system.

Other Assets. Our other assets were slightly lower at July 31, 2017 compared to October 31, 2016 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the nine months ended July 31, 2017.

Current Liabilities. Our accounts payable at July 31, 2017 were lower compared to October 31, 2016 due to lower payables to our vendors for corn deliveries. Our accrued expenses were similar at July 31, 2017 compared to October 31, 2016.

Long-term Liabilities. Our long-term liabilities were similar at July 31, 2017 and October 31, 2016.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months and beyond. As of July 31, 2017, we had $10 million available pursuant to our revolving term loan and approximately $28 million in cash and equivalents and marketable securities.

We are in the process of expanding the ethanol plant by approximately 30 million gallons per year. We have not yet entered into any significant agreements or contracts related to the expansion and we anticipate the project will cost approximately $31.5 million, some of which we expect to pay through operating income. However, we may secure additional debt financing in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the nine months ended July 31, 2017 and 2016:

	Nine Months Ended July 31,
	2017	2016
Net cash provided by operating activities	$24,850,591	$17,741,357
Net cash (used in) investing activities	(8,535,717)	(12,282,948)
Net cash (used in) financing activities	(24,756,992)	(18,879,350)

Cash Flow From Operations

Our cash flows from operations for the nine months ended July 31, 2017 were higher compared to the same period of 2016 due primarily to increased net income and working capital associated with accounts receivable and inventory. These increases were offset by a decrease in distributions received in excess of earnings from our investments.

Cash Flow From Investing Activities

We used less cash for investing activities during our nine months ended July 31, 2017 compared to the same period of 2016. During the 2017 period, we invested more cash into marketable securities offset by fewer capital expenditures compared to the 2016 period due to fewer plant improvement projects. In addition, during our nine months ended July 31, 2017 we received insurance proceeds from an involuntary asset conversion compared to the same period of 2016.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2017, we used more cash for financing activities related to higher distributions paid to members as compared to the same period of 2016.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of July 31, 2017, we had $0 outstanding on this loan with an accrued interest rate of 4.38% per year. As of July 31, 2017, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2017, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2017. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of July 31, 2017, we had price protection in place for approximately 18% of our anticipated corn needs, 2% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	3,000,000	MMBTU	10%	$886,000
Ethanol	120,000,000	Gallons	10%	16,596,000
Corn	32,829,000	Bushels	10%	11,428,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended July 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping and anti-subsidy duties. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. In January 2017, the Chinese finalized the anti-dumping and anti-subsidy duties. The anti-dumping duties range from 42.2% to 53.7%. The final anti-subsidy tariffs range from approximately 11% to 12%. Both during the investigation and after the announcement of the duties, distiller grains demand and prices have been negatively impacted. While we expect China to continue to import some distiller grains, we do not anticipate that the imports will be at the same level as previous years which could continue to negatively impact market distiller grains demand and prices. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2017 and October 31, 2016, (ii) Statements of Operations for the three and nine months ended July 31, 2017 and 2016, (iii) Statements of Cash Flows for the nine months ended July 31, 2017 and 2016, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2017	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	September 14, 2017	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)