Form 10-K
period 2017-10-31
GOLDEN GRAIN ENERGY
filed 2017-12-22
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2017

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

As of April 30, 2017, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,802,167. As of April 30, 2017, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $345,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 22, 2017, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	The impact of the Chinese anti-dumping and countervailing duty on U.S. distiller grains;

•	The Brazilian ethanol import duty and its impact on world ethanol demand and prices;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	Changes in the availability and price of corn and natural gas;

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

During our 2017 fiscal year, we completed several capital projects, the most significant of which were construction of a new cooling tower and infrastructure related to a co-generation system.

On July 17, 2017, our board approved moving forward with an approximately 30 million gallon per year expansion project. This expansion is expected to increase total plant capacity to 150 million gallons of ethanol per year. The expansion is anticipated to cost approximately $31.5 million and is expected to be completed during our third fiscal quarter of 2019. We anticipate financing this expansion through a combination of cash generated by our operations and additional debt financing. We have not yet entered into any agreements regarding any additional debt financing.

On November 21, 2016, our board of directors declared a distribution of $0.75 per membership unit for members of record as of November 21, 2016. The total amount of the distribution was $14,904,750. We paid the distribution in December 2016. On May 15, 2017, our board of directors declared a distribution of $0.50 per membership unit for members of record as of that date. The total amount of the distribution was $9,936,500 which was paid in May 2017. On November 20, 2017, our board of directors declared a distribution of $0.75 per membership unit for members of record as of that date. The total amount distributed was $14,904,750 which was paid on December 13, 2017.

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

Product	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Ethanol	84%	81%	80%
Distiller Grains	12%	15%	17%
Corn Oil	4%	4%	3%

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. During our 2017 fiscal year, the largest importers of United States distiller grains were Mexico, Turkey, South Korea, Thailand, China and Canada. In addition, the United States exported significant amounts of ethanol to Canada, Brazil, India, China, South Korea, the Philippines and Peru.

Both Brazil and China, each a major source of export demand in the past, have instituted tariffs on ethanol produced in the United States during 2017. The imposition of these duties are expected to result in a further decline in demand from these top importers requiring United States producers to seek out alternative markets.

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

Sources and Availability of Raw Materials

Corn

Our plant currently uses approximately 42 million bushels of corn per year. In October 2008, we received our Iowa grain dealer license which allows us to purchase corn directly from local producers in addition to local grain elevators as intermediaries. Our commodity manager is responsible for purchasing corn for our operations, scheduling corn deliveries and establishing hedging positions to protect the price we pay for corn.

Corn prices were lower during our 2017 fiscal year as a result of consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, as we experienced during 2012, an unfavorable corn crop can have a significant negative impact on our profitability. We could experience a drought or other unfavorable weather condition during our 2018 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. However, we have experienced large corn carryovers during the last number of crop years which management believes would mitigate the impact of a drought. If we experience a localized shortage of corn, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn costs. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continued for a period of 10 years with an option for a 5 year renewal. During our 2014 fiscal year, we provided notice to Interstate Power and Light Company of our election to renew our natural gas transportation agreement and we entered into a renewal of our natural gas transportation agreement until December 31, 2016. Effective January 1, 2017, we entered into a new natural gas transportation agreement with Interstate Power and Light Company. The agreement will continue for a period of 2 years ending on December 31, 2018, with the option for the parties to agree to 1-year extensions thereafter. We do not anticipate any problems securing the natural gas we require to continue to operate the ethanol plant at capacity during our 2018 fiscal year or beyond.

Electricity

We have an agreement with Interstate Power and Light Company to supply all electricity required by the plant. The agreement is month-to-month and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2018 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. We paid a special fixed user fee of $3,333 per month to Mason City for our back-up water supply until February 2015. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. In the future, we anticipate relying more on the City of Mason City to supply us with process water and to handle our wastewater discharge. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2018 fiscal year or beyond.

Patents, Trademarks, Licenses, Franchises and Concessions

We do not currently hold any patents, trademarks, franchises or concessions. We were granted a perpetual and royalty free license by ICM, Inc. to use certain ethanol production technology necessary to operate our ethanol plant. The cost of the license granted by ICM, Inc. was included in the amount we paid to Fagen, Inc. to design and build our ethanol plant and expansion.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit Services of America ("Farm Credit"). For our 2018 fiscal year, we anticipate that our expansion project will use a significant amount of capital. We anticipate using cash from operations along with additional borrowing to complete the expansion project. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that we will be able to secure sufficient working capital to complete our expansion projects and continue to operate the plant at capacity.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. As of October 27, 2017, the Renewable Fuels Association ("RFA") estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 16.1 billion gallons of ethanol per year. The RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of October 27, 2017. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 500
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,616	10%
Poet Biorefining	1,662	10%
Valero Renewable Fuels	1,400	9%
Green Plains Renewable Energy	1,461	9%
Flint Hills Resources	820	5%
Pacific Ethanol	553	3%
TOTAL	7,512	46%
Updated: October 27, 2017

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which also is likely to decrease the amount of ethanol Brazil has available for export. However, in the future we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sale of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. However, with the Chinese trade issues associated with distiller grains, distiller grains exports have been negatively impacted which has increased the domestic supply of distiller grains. Increased dometsic supply of distiller grains has had a corresponding negative impact on distiller grains prices and has decreased the price of distiller grains as compared to a comparable volume of corn. In the event these distiller grains exports continue to decrease, it could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

Corn Oil Competition

We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower market corn oil prices. Many ethanol producers have increased corn oil production due to the relatively low value of distiller grains which has increased corn oil competition.

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

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.

The RFS statutory Renewable Volume Obligation (RVO) for all renewable fuels for 2017 was 24 billion gallons, of which corn-based ethanol could meet 15 billion gallons of the RVO. However, the EPA rule decreased the total RVO to 19.28 billion gallons and maintained the 15 billion gallon corn-based ethanol limit. On November 30, 2017, the final RVO for 2018 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions which may limit E15 sales in these markets. As a result, the approval of E15 by the EPA has not had an immediate impact on ethanol demand in the United States.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2017 fiscal year, we incurred costs and expenses of approximately $189,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

In late 2009, California passed a Low Carbon Fuels Standard ("LCFS"). The California LCFS requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which is measured using a lifecycle analysis, similar to the RFS. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. However, the California Air Resources Board ("CARB") appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on demand for corn-based ethanol and result in decreased ethanol prices affecting our ability to operate profitably.

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff could result in decreased exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States. The anti-dumping tariff is scheduled to expire in 2018 which may result in additional exports to the European Union during our 2018 fiscal year.

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States.

Employees

As of October 31, 2017, we had 51 full-time employees and no part-time employees.

Financial Information about Geographic Areas

All of our operations are domiciled in the United States. All of the products we sold to our customers for our fiscal years 2017, 2016 and 2015 were produced in the United States and all of our long-lived assets are domiciled in the United States. We have engaged a third-party professional marketer which decides where our products are marketed and we have limited control over the marketing decisions made by our marketer. Our marketer may decide to sell our products in countries other than the United States. However, we anticipate that our products will still primarily be marketed and sold in the United States.

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

Declines in the price of ethanol or distiller grain would significantly reduce our revenues. The sales prices of ethanol and distiller grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller grains to continue to be volatile in our 2018 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distiller grains could lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. In recent years, the price of ethanol was less than the price of gasoline which increased demand for ethanol from fuel blenders. Then, gasoline prices were lower which reduced the spread between the price of gasoline and the price of ethanol and led to decreased ethanol demand. If gasoline prices decrease again during our 2018 fiscal year, it could result in lower ethanol prices which could decrease the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, poor weather conditions can have a significant impact on corn production. If the corn crop harvested in future years is smaller than we have recently experienced, it is possible that we could experience corn shortages in the future which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Our business is not diversified.  Our success depends almost entirely on our ability to profitably operate our ethanol plant. We do not have any other lines of business if we are unable to operate our ethanol plant and manufacture ethanol, distiller grains and corn oil.  Further, all of our investments are in companies involved in the ethanol industry. If economic or political factors adversely affect the market for ethanol, distiller grains or corn oil, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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

We may violate the terms of our credit agreements and financial covenants which could result in our lender demanding immediate repayment of our loans. We have a credit facility with Farm Credit Services of America ("Farm Credit"). Our credit agreements with Farm Credit include various financial loan covenants. We are currently in compliance with all of our financial loan covenants. Current management projections indicate that we will be in compliance with our loan covenants for at least the next 12 months. However, unforeseen circumstances may develop which could result in us violating our loan covenants. If we violate the terms of our credit agreements, including our financial loan covenants, Farm Credit could deem us to be in default of our loans and require us to immediately repay any outstanding balance of our loans. If we do not have the funds available to repay the loans or we cannot find another source of financing, we may fail which could decrease or eliminate the value of our units.

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

Risks Related to Ethanol Industry

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units. The ethanol industry has grown significantly in the last decade. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. Recently, a significant number of ethanol plants have been expanding their production capacity which could impact the supply and demand balance in the industry. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. Most recently, in 2012, profitability in the ethanol industry was reduced due to increased ethanol imports from Brazil at a time when gasoline demand in the United States was lower and domestic ethanol supplies were higher. This disconnect between ethanol supply and demand resulted in lower ethanol prices at a time when corn prices were higher which led to unfavorable operating conditions. We may experience periods of time when ethanol supply exceeds demand which could negatively impact our profitability. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2018 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2018 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was historically the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. On September 23, 2016, the Chinese instituted a preliminary anti-dumping duty of 33.8% in response to this investigation and an anti-subsidy duty on September 30, 2016 of approximately 10%. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distiller grains produced in the United States. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

If exports of ethanol are reduced ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2017 fiscal year with exports of ethanol which increased demand for our ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2017, China and Brazil both implemented import tariffs on U.S. ethanol and the European Union has maintained a tariff since 2012. Without exports of ethanol, it is possible that there would be excess ethanol supplies in the United States which could negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2017, the EPA released its final rule and set the 2018 total volume obligation at 19.29 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The California Low Carbon Fuel Standard may decrease demand for corn-based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 154-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 120 million gallons of ethanol per year. At the beginning of our 2015 fiscal year, we purchased an additional approximately 30 acres of land adjacent to our ethanol plant which is used for the water treatment facility and natural gas co-generation project as well as other plant upgrade projects we may undertake in the future.

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

As of December 22, 2017, there were approximately 810 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2016 1st	5.88	6.00	5.93	36,000
2016 2nd	6.00	6.00	6.00	3,333
2016 3rd	6.24	7.50	6.57	52,500
2016 4th	6.50	6.50	6.50	10,000
2017 1st	—	—	—	None
2017 2nd	—	—	—	None
2017 3rd	7.00	7.00	7.00	10,000
2017 4th	—	—	—	None

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2016 1st	7.50	7.50	7.50	20,000
2016 2nd	7.50	7.50	7.50	32,500
2016 3rd	—	—	—	None
2016 4th	6.25	6.25	6.25	10,000
2017 1st	—	—	—	None
2017 2nd	—	—	—	None
2017 3rd	—	—	—	None
2017 4th	—	—	—	None

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2016 1st	6.00	7.00	6.38	27,000
2016 2nd	—	—	—	None
2016 3rd	5.00	6.50	5.83	70,000
2016 4th	6.25	6.25	6.25	20,000
2017 1st	6.25	6.50	6.42	15,000
2017 2nd	6.25	6.50	6.42	15,000
2017 3rd	6.50	7.00	6.75	30,000
2017 4th	8.00	8.00	8.00	20,000

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

DISTRIBUTIONS

Distributions are paid to our unit holders in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. During our 2016 fiscal year, our loan covenants with Farm Credit were amended allowing us to make distributions to our members up to 100% of our prior year's net income if following the distribution we have at least $15 million in working capital. Also, in the event our working capital will exceed $20 million following the distribution, our ability to make distributions to our members is not limited by our loan covenants. During our 2016 fiscal year, we made two distributions to our members for a total of $0.95 per membership unit for a total distribution of $18,879,350. During our 2017 fiscal year, we made two distributions to our members for a total of $1.25 per membership unit for a total distribution of $24,841,250. Subsequent to the end of our 2017 fiscal year, on November 20, 2017, our board of directors declared a distribution of $0.75 per membership unit for a total of $14,904,750 to be paid to members of record as of November 20, 2017. The distribution was paid in December 2017.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2012, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2012. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$600
$500
$400
$300
$200
$100
$0
2012
2013
2014
2015
2016
2017
ASSUMES $100 INVESTED ON NOV. 01, 2012
ASSUMES DIVIDENDS REINVESTED

| Company/Market/Peer Group | 10/31/2012 | 10/31/2013 | 10/31/2014 | 10/31/2015 | 10/31/2016 | 10/31/2017 |
|---|---|---|---|---|---|---|
| Golden Grain Energy, LLC | $100.00 | $115.39 | $242.71 | $427.23 | $491.44 | $567.04 |
| NASDAQ Index | $100.00 | $133.54 | $159.69 | $176.29 | $180.98 | $237.32 |
| SIC Code Index | $100.00 | $148.07 | $179.04 | $174.95 | $171.63 | $226.98 |

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2105, 2014 and 2013 and the selected statement of operations data and other financial data for the years ended October 31, 2014 and 2013 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2017 and 2016 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2017 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2017	2016	2015	2014	2013
Revenues	$213,455,567	$200,697,852	$221,149,134	$289,152,549	$350,721,175
Cost of Goods Sold	188,326,404	185,345,104	194,216,462	225,335,539	338,014,664
Gross Profit	25,129,163	15,352,748	26,932,672	63,817,010	12,706,511
Operating Expenses	3,844,410	3,646,121	3,407,954	3,569,152	2,550,236
Operating Income	21,284,753	11,706,627	23,524,718	60,247,858	10,156,275
Other Income (Expense)	8,114,071	8,686,615	8,421,801	19,031,679	4,026,753
Net Income	$29,398,824	$20,393,242	$31,946,519	$79,279,537	$14,183,028
Weighted Average Units Outstanding	19,873,000	19,873,000	19,873,000	19,881,333	20,645,833
Net Income Per Unit	$1.48	$1.03	$1.61	$3.99	$0.69
Cash Distributions per Unit	$1.25	$0.95	$3.10	$0.90	$0.10

Balance Sheet Data:	2017	2016	2015	2014	2013
Current Assets	$53,988,590	$48,098,413	$47,036,908	$70,279,557	$14,051,401
Net Property and Equipment	63,477,489	66,686,967	62,130,548	59,644,340	66,114,201
Other Assets	26,363,336	25,978,526	28,987,864	37,633,918	29,332,147
Total Assets	143,829,415	140,763,906	138,155,320	167,557,815	109,497,749
Current Liabilities	7,716,286	9,237,168	8,114,578	7,791,972	8,323,526
Long-Term Liabilities	477,883	449,066	476,962	542,282	3,285,499
Members' Equity	135,635,246	131,077,672	129,563,780	159,223,561	97,888,724
Book Value Per Unit	$6.83	$6.60	$6.52	$8.01	$4.92

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2017 and 2016

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2017 and 2016:

	2017		2016
Statement of Operations Data	Amount	%	Amount	%
Revenues	$213,455,567	100.0	$200,697,852	100.0
Cost of Goods Sold	188,326,404	88.2	185,345,104	92.4
Gross Profit	25,129,163	11.8	15,352,748	7.6
Operating Expenses	3,844,410	1.8	3,646,121	1.8
Operating Income	21,284,753	10.0	11,706,627	5.8
Other Income (Expense), net	8,114,071	3.8	8,686,615	4.3
Net Income	$29,398,824	13.8	$20,393,242	10.2

Revenues. Our total revenue was higher for our 2017 fiscal year compared to the same period of 2016, primarily due to increases in the average price we received for ethanol and corn oil sales. We produced more ethanol and corn oil during our 2017 fiscal year compared to the same period of 2016. For our 2017 fiscal year, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our 2016 fiscal year, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 15% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price we received per gallon of ethanol we sold was approximately 6% higher for our 2017 fiscal year compared to the same period of 2016. Management attributes this increase in the average price we received for our ethanol to higher gasoline and higher export demand which typically impacts market ethanol prices. In addition, uncertainty existed throughout our 2016 fiscal year related to whether the EPA would reduce the ethanol use requirement in the Renewable Fuels Standard (RFS) for 2017. This negative impact was especially pronounced due to low gasoline prices in the first half of our 2016 fiscal year until the EPA announced the ethanol use requirement for 2017 in the fall of 2016.

We produced approximately 3% more gallons and sold approximately 4% more gallons of ethanol during our 2017 fiscal year compared to the same period of 2016 due to increased ethanol production stemming from plant improvement projects implemented during the 2017 fiscal year that have targeted plant efficiency improvements. In addition, we had a 1% increase in our corn to ethanol conversion rate which allowed us to produce more gallons of ethanol with the same amount of corn. Management anticipates that ethanol production will be slightly greater during our 2018 fiscal year compared to our 2017 fiscal year due to continuous improvement to ethanol conversion rates and plant efficiencies.

If ethanol exports are reduced in the future, it may lead to excess ethanol supply in the United States which could negatively impact ethanol prices. Management anticipates that ethanol prices will remain steady during our 2018 fiscal year as a result of the 2018 renewable volume obligations number matching the RFS.

During our 2017 fiscal year, we experienced combined realized and unrealized gain on our ethanol derivatives of approximately $32,000 which increased our revenue. By comparison, we experienced combined realized and unrealized loss on our ethanol derivative instruments of approximately $83,000 during our 2016 fiscal year which decreased our revenue.

The average price per ton we received for our dried distiller grains was approximately 15% less for our 2017 fiscal year compared to the same period of 2016, and the average price per ton we received for our modified/wet distiller grains was approximately 36% less for our 2017 fiscal year compared to the same period of 2016. Management attributes these price decreases with lower corn and soybean prices and increased corn and soybean supplies during the 2017 period. Since distiller grains are primarily used as a feed substitute for corn and soybean meal, when corn and soybean prices decrease and the supply of these competing products increase, it negatively impacts distiller grains demand and prices. Management anticipates that corn prices and demand will remain relatively low during our 2018 fiscal year due to the size of the 2017 corn harvest and relatively stable corn demand. As a result, management anticipates distiller grains prices will remain low during our 2018 fiscal year.

Distiller grains prices were negatively impacted during our recent fiscal years as a result of Chinese trade policies which impacted distiller grains. In 2017, China implemented final tariffs on U.S. distiller grains which essentially closed the Chinese markets for U.S. producers. Management believes that this trade dispute has negatively impacted our profitability which could continue during our 2018 fiscal year.

We sold approximately 1% more total tons of distiller grains during our 2017 fiscal year compared to the same period of 2016 due to increased ethanol production offset by efficiencies of converting corn into ethanol which leads to less co-products such as distiller grains. We also increased the amount of corn oil we were extracting from our distiller grains during our 2017 fiscal year which somewhat attributed to reducing the total tons of distiller grains we had available for sale. Management anticipates relatively stable distiller grains production during our 2018 fiscal year as we anticipate a slightly higher amount of ethanol production during our 2018 fiscal year and continued plant efficiencies.

The average price we received for our corn oil was approximately 6% more during our 2017 fiscal year compared to the same period of 2016. This increase in corn oil prices occurred despite an increase in corn oil supply. Management believes that an increase in total corn oil demand, from increased biodiesel production, offset the increase in the market corn oil supply. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production.

We sold approximately 5% more pounds of corn oil during our 2017 fiscal year compared to the same period of 2016 primarily due to increased total production at the ethanol plant along with an increase in the amount of corn oil we separated from each pound of distiller grains during the 2017 period. The production process used during our 2017 fiscal year was able to extract more corn oil from the corn than during our 2016 fiscal year.

Cost of Goods Sold. Our cost of goods sold was higher for our 2017 fiscal year compared to the same period of 2016 due to more corn and natural gas costs driven by increased ethanol production. Our average cost per bushel of corn was approximately 3% less during our 2017 fiscal year compared to the same period of 2016. This decrease in our cost per bushel of corn was primarily related to lower market corn prices due to increased market corn supplies and relatively similar corn demand. Corn prices have remained steady following the end of our 2017 fiscal year due to a large corn crop which was harvested in the fall of 2017. Management anticipates that corn supplies will remain favorable during our 2018 fiscal year which should result in relatively stable corn prices. These lower corn prices could impact the amount of corn which is planted during 2018 which could result in higher corn prices later in our 2018 fiscal year. However, since other commodity prices are lower, the lower corn prices may not significantly impact farmer planting decisions.

We consumed approximately 1% more bushels of corn during our 2017 fiscal year compared to 2016 due primarily to increased ethanol production. We were able to improve our corn conversion efficiency slightly during our 2017 fiscal year compared to 2016 which allowed us to produce more ethanol per bushel of corn. Management anticipates consistent corn consumption during our 2018 fiscal year compared to our 2017 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 20% during our 2017 fiscal year compared to the same period of 2016 primarily due to significantly higher natural gas costs during our 2017 fiscal year as compared to the same period of 2016. The average price we paid per MMBtu of natural gas was approximately 20% higher during our 2017 fiscal year compared to the same period of 2016. Management attributes this increase in natural gas prices with higher commodity and energy prices during the 2017 period as well as growing demand for natural gas. Management anticipates that natural gas prices will remain steady throughout our 2018 fiscal year. However, if we experience an exceptionally cold and long winter during our 2018 fiscal year, management anticipates a slight increase in natural gas prices.

Our natural gas consumption during our 2017 fiscal year was comparable to our 2016 fiscal year. Management attributes this consistency, despite the increase in production, to improvement in plant efficiencies when it comes to natural gas consumption. Our natural gas efficiency during our 2017 fiscal year increased by 3% per gallon of ethanol production.

We experienced approximately $2,001,000 of combined realized and unrealized gains for our 2017 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $4,128,000 of combined realized and unrealized gains for our 2016 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our 2017 fiscal year compared to the same period of 2016 primarily due to more property tax and employee bonuses, which are partially based off of net income. The increase in our property taxes was due to a reduction in the property tax rebate we received from Cerro Gordo County. We received a tax reduction as part of an incentive package we received when the plant was being constructed. Partially offsetting these increases, legal expenses were lower during our 2017 fiscal year compared to the same period of 2016. This was due to the antidumping and countervailing duties claims that we were defending during our 2016 period. In addition, accounting expenses were also lower during our 2017 fiscal year due to a significant tax project that took place during our 2016 fiscal year. Management anticipates that our operating expenses will be comparable during our 2018 fiscal year to our 2017 fiscal year.

Other Income (Expense). Other income (expense) items, including equity in net income of investments, interest and other, were slightly lower for our 2017 fiscal year compared to the same period of 2016 due to a decrease in our portion of the net income generated by our investments. Our investments are in companies in the ethanol industry. One of our investments continued to make distributions in excess of the equity balance recorded by the Company and therefore that excess is recorded as income for our 2017 fiscal year; however, they made less distributions in 2017 than in 2016. We had more other income during our 2017 fiscal year compared to 2016 due to an increase in income from marketable securities and investments not recorded on the equity method of accounting. Management anticipates comparable income from our investments during our 2018 fiscal year compared to our 2017 fiscal year.

Comparison of the Fiscal Years Ended October 31, 2016 and 2015

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2016 and 2015:

	2016		2015
Statement of Operations Data	Amount	%	Amount	%
Revenues	$200,697,852	100.0	$221,149,134	100.0
Cost of Goods Sold	185,345,104	92.4	194,216,462	87.8
Gross Profit	15,352,748	7.6	26,932,672	12.2
Operating Expenses	3,646,121	1.8	3,407,954	1.5
Operating Income	11,706,627	5.8	23,524,718	10.6
Other Income (Expense), net	8,686,615	4.3	8,421,801	3.8
Net Income	$20,393,242	10.2	$31,946,519	14.4

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

The average price we received per gallon of ethanol we sold was approximately 11% lower for our 2016 fiscal year compared to the same period of 2015. Management attributes this decrease in the average price we received for our ethanol to lower gasoline and corn prices which typically impacts market ethanol prices. In addition, uncertainty existed throughout our 2016 fiscal year related to whether the EPA would reduce the ethanol use requirement in the Renewable Fuels Standard (RFS) for 2017. This negative impact was especially pronounced due to low gasoline prices in the first half of our 2016 fiscal year. In the past, many fuel blenders used ethanol because of the difference in price between gasoline and ethanol. This voluntary use of ethanol in excess of the requirements in the RFS decreased during our 2016 fiscal year due to the fact that the spread between the price of ethanol and gasoline is smaller.

We produced and sold approximately 3% more gallons of ethanol during our 2016 fiscal year compared to the same period of 2015 due to increased ethanol production stemming from plant improvement projects implemented during the 2016 fiscal year that targeted plant efficiency improvements. In addition, we had a slight increase in our corn to ethanol conversion rate which allowed us to produce more gallons of ethanol.

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

The average price per ton we received for our dried distiller grains was approximately 21% less for our 2016 fiscal year compared to the same period of 2015, and the average price per ton we received for our modified/wet distiller grains was approximately 27% less for our 2016 fiscal year compared to the same period of 2015. Management attributes these price decreases with lower corn and soybean prices and increased corn and soybean supplies during the 2016 period.

Distiller grains prices were negatively impacted during our 2015 and 2016 fiscal years as a result of Chinese trade policies which impacted distiller grains. The Chinese claimed that ethanol producers in the United States were unfairly benefiting from subsidies which artificially lowered the price of distiller grains. China historically has been the world's top buyer of dried distiller grains and nearly all of the distiller grains China purchases come from the United States. This trade dispute has resulted in fewer exports of distiller grains to China which has had a negative impact on market distiller grains prices received by ethanol producers in the United States.

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

The average price we received for our corn oil was approximately 2% less during our 2016 fiscal year compared to the same period of 2015 due to a decrease in corn and soybean oil prices and an increase in corn oil supplies. Soybean oil prices were lower during 2016 which resulted in biodiesel producers using more soybean oil to produce biodiesel instead of corn oil. In addition, management attributes the decline in corn oil prices with increased market corn oil supply which was not met by corresponding increases in corn oil demand.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2017 and 2016

Current Assets. We had approximately $17.5 million in cash and equivalents at October 31, 2017 which was similar to cash and equivalents at October 31, 2016. In addition, at October 31, 2017 we had more than $22.3 million in marketable securities associated with short-term investments we purchased during our recent fiscal years. This compares to approximately $15.8 million of marketable securities at October 31, 2016. We had relatively consistent accounts receivable at October 31, 2017 compared to October 31, 2016. The value of our inventory was significantly lower at October 31, 2017 compared to October 31, 2016 due to fewer gallons of ethanol in ending inventory. The increase in prepaid expense and other assets at October 31, 2017 compared to October 31, 2016 is due to an increase in spare parts inventory.

Property and Equipment. The net value of our property and equipment was lower at October 31, 2017 compared to October 31, 2016 due to regular depreciation partially offset by approximately $6.2 million of capital expenditures. Plant improvements during our 2017 fiscal year primarily included the addition of a cooling tower and our co-generation project that were completed during our 2017 fiscal year.

Other Assets. Our investments and other assets were higher at October 31, 2017 compared to October 31, 2016 due mainly to fewer distributions received from investments compared to net income generated by investments during the 2017 fiscal year which increases the asset balance.

Current Liabilities. Our accounts payable balance was lower at October 31, 2017 compared to October 31, 2016 due primarily to a decrease in our payables for corn deliveries at October 31, 2017. Our accrued expenses were higher at October 31, 2017 compared to October 31, 2016 due to higher levels of accrued bonuses for employees and management which are somewhat based on net income of the Company.

Long-term Liabilities. Our deferred compensation was higher at October 31, 2017 compared to October 31, 2016 due to higher amounts of deferral of the management bonus that was awarded during our 2017 fiscal year. We had less deferred revenue at October 31, 2017 compared to October 31, 2016 due to continuing amortization of our county economic development grant revenue.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months, except for additional funds which may be necessary to fund our plant expansion project. As of October 31, 2017, we had $10 million available pursuant to our revolving term loan. In addition, we had approximately $17.5 million in cash and equivalents and approximately $22.3 million in short-term marketable securities at October 31, 2017. Following the end of our 2017 fiscal year, we issued a distribution to our members in the amount of $14,904,750 which used cash after the end of our 2017 fiscal year.

We are in the process of expanding the ethanol plant by approximately 30 million gallons per year. We have entered into significant agreements or contracts related to the expansion, totaling approximately $12 million, and we anticipate the project will cost approximately $31.5 million, some of which we expect to pay through operating income. However, we may secure additional debt financing in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

Other than the debt we anticipate incurring for our plant expansion project, we do not anticipate securing any additional equity or debt financing for working capital in the next 12 months. However, should we experience unfavorable operating conditions in the future, we may have to secure additional sources of capital.

The following table shows our cash flows for the fiscal years ended October 31, 2017 and 2016:

	Fiscal Year Ended October 31
	2017	2016
Net cash provided by operating activities	$37,544,066	$29,397,743
Net cash (used in) investing activities	(11,831,745)	(15,399,730)
Net cash (used in) financing activities	(24,726,324)	(18,549,852)

Cash Flow From Operations

Our cash flows from operations for our 2017 fiscal year were higher compared to our 2016 fiscal year due primarily to increased net income during the 2017 period. We also received significantly less cash from our investments during our 2017 fiscal year compared to 2016 and had changes in working capital components.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2017 fiscal year compared to the same period of 2016 primarily due to a decrease in capital expenditures offset by an increase in net purchases of marketable securities. Our capital expenditures during our 2017 fiscal year were primarily for plant improvements associated with new cooling towers and the co-generation system. During our 2016 fiscal year, we used cash primarily for plant improvements associated with new cooling towers and the water treatment building. In addition, during our 2017 fiscal year, we received insurance proceeds from an involuntary asset conversion compared to the same period of 2016.

Cash Flow From Financing Activities.

We used more cash for financing activities during our 2017 fiscal year as compared to our 2016 fiscal year primarily due to larger distributions paid to our members during our 2017 fiscal year.

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

Short-Term and Long-Term Debt Sources

We have a credit facility with Farm Credit with an initial availability of $35 million, which currently has availability of $10 million. In exchange for this credit facility, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment. During our 2016 fiscal year, we reduced the amount available to us pursuant to our line of credit in order to reduce the fees associated with the line of credit. In addition, during our 2016 fiscal year we executed an amendment to our credit agreements which allows us to distribute up to 100% of our prior year's net income provided we remain in compliance with our loan covenants and we maintain working capital of at least $15 million following the distribution. Pursuant to the amendment, our distributions are not limited by our prior year's net income if we are in compliance with our loan covenants and we maintain working capital of at least $20 million following any distribution we make.

Variable Line of Credit

We have a long-term revolving line of credit. During our 2016 fiscal year, interest on this loan accrued at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of October 31, 2017, we had $0 outstanding on this loan with an accrued interest rate of 4.4% per year. As of October 31, 2017, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of October 31, 2017, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2017:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$2,898,000	$1,015,000	$1,391,000	$492,000	$—
Purchase Obligations	20,307,000	20,307,000	—	—	—
Total Contractual Cash Obligations	$23,205,000	$21,322,000	$1,391,000	$492,000	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2017 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2017, we had price protection in place for approximately 14% of our anticipated corn needs, approximately 4% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2017, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2017. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,892,000	MMBTU	10%	$839,000
Ethanol	120,000,000	Gallons	10%	16,500,000
Corn	34,215,000	Bushels	10%	11,226,000

For comparison purposes, our sensitivity analysis for our 2016 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,750,000	MMBTU	10%	$802,000
Ethanol	112,984,000	Gallons	10%	15,366,000
Corn	33,954,000	Bushels	10%	10,896,000

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
We have audited the accompanying balance sheets of Golden Grain Energy, LLC as of October 31, 2017 and 2016, and the related statements of operations, changes in members’ equity, and cash flows for each of the years in the three year period ended October 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Grain Energy, LLC as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
December 22, 2017

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2017	October 31, 2016

Current Assets
Cash and equivalents	$17,518,187	$16,532,190
Marketable securities	22,311,983	15,785,542
Accounts receivable	5,940,197	6,202,104
Other receivables	674,150	568,940
Derivative instruments	764,713	514,878
Inventory	4,304,796	6,905,684
Prepaid expenses and other	2,474,564	1,589,075
Total current assets	53,988,590	48,098,413

Property and Equipment
Land and land improvements	12,961,713	12,961,713
Building and grounds	28,617,796	28,305,386
Grain handling equipment	15,833,823	15,833,823
Office equipment	213,207	220,527
Plant and process equipment	104,222,168	95,681,018
Construction in progress	1,562,807	4,580,801
	163,411,514	157,583,268
Less accumulated depreciation	99,934,025	90,896,301
Net property and equipment	63,477,489	66,686,967

Other Assets
Investments	25,009,140	24,474,860
Other assets	1,354,196	1,503,666
Total other assets	26,363,336	25,978,526

Total Assets	$143,829,415	$140,763,906

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2017	October 31, 2016

Current Liabilities
Accounts payable	$5,853,480	$7,660,157
Accrued expenses	1,769,363	1,413,127
Other current liabilities	93,443	163,884
Total current liabilities	7,716,286	9,237,168

Long-term Liabilities
Deferred compensation	477,883	355,623
Deferred revenue, net of current portion	—	93,443
Total long-term liabilities	477,883	449,066

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	135,635,246	131,077,672

Total Liabilities and Members’ Equity	$143,829,415	$140,763,906

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015

Revenues	$213,455,567	$200,697,852	$221,149,134

Cost of Goods Sold	188,326,404	185,345,104	194,216,462

Gross Profit	25,129,163	15,352,748	26,932,672

Operating Expenses	3,844,410	3,646,121	3,407,954

Operating Income	21,284,753	11,706,627	23,524,718

Other Income (Expense)
Other income	655,000	426,380	605,063
Interest expense	(18,638)	(5,192)	(93,490)
Equity in net income of investments	7,477,709	8,265,427	7,910,228
Total Other Income	8,114,071	8,686,615	8,421,801

Net Income	$29,398,824	$20,393,242	$31,946,519

Basic & diluted net income per unit	$1.48	$1.03	$1.61
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$1.25	$0.95	$3.10

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2017	October 31, 2016	October 31, 2015
Cash Flows from Operating Activities
Net income	$29,398,824	$20,393,242	$31,946,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,119,688	8,843,533	8,130,043
Unrealized (gain) loss on risk management & marketable securities	(465,112)	64,851	(621,942)
Amortization of deferred revenue	(163,884)	(51,229)	(293,645)
Change in accretion of interest on grant & note receivable	18,979	(194,156)	(45,275)
Distributions (earnings) in excess of earnings (distributions) from investments	(549,280)	2,859,583	9,453,992
Gain on insurance proceeds from involuntary conversion	(489,852)	—	—
Deferred compensation expense	122,260	76,825	169,391
Change in assets and liabilities
Accounts receivable	261,907	(3,484,512)	4,868,950
Inventory	2,600,888	(39,179)	(2,006,453)
Prepaid expenses and other	(990,699)	16,178	(769,429)
Accounts payable	(1,675,889)	1,178,816	353,456
Accrued expenses	356,236	(266,209)	(228,988)
Deferred compensation payable	—	—	(126,014)
Net cash provided by operating activities	37,544,066	29,397,743	50,830,605

Cash Flows from Investing Activities
Capital expenditures	(6,154,333)	(13,154,853)	(10,966,921)
Insurance proceeds from involuntary conversion	648,752	—	—
Purchase of marketable securities	(9,061,164)	(13,750,000)	(10,500,000)
Proceeds from sale of marketable securities	2,750,000	11,505,123	5,650,000
Advances on note receivable	—	—	(506,272)
Purchase of investments	(15,000)	—	—
Net cash (used in) investing activities	(11,831,745)	(15,399,730)	(16,323,193)

Cash Flows from Financing Activities
Payments for long-term debt	—	—	(13,114)
Distributions to members	(24,841,250)	(18,879,350)	(61,606,300)
Refund on utility right costs	30,668	—	—
Payments received on grant receivable	84,258	329,498	751,465
Net cash (used in) financing activities	(24,726,324)	(18,549,852)	(60,867,949)

Net Increase (Decrease) in Cash and Equivalents	985,997	(4,551,839)	(26,360,537)

Cash and Equivalents – Beginning of Period	16,532,190	21,084,029	47,444,566

Cash and Equivalents – End of Period	$17,518,187	$16,532,190	$21,084,029

Supplemental Cash Flow Information
Interest paid	$51,157	$54,787	$134,177

Supplemental Disclosure of Noncash Operating & Investing Activities
Accounts Payable related to construction in process	$421,903	$552,691	$396,200

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the years ended October 31, 2017, 2016 and 2015

Balance - October 31, 2014	$159,223,561
Distribution for 19,873,000 Class A and Class B units, Dec 2014 & June 2015, $3.10 per unit	(61,606,300)
Net Income	31,946,519
Balance - October 31, 2015	129,563,780
Distribution for 19,873,000 Class A and Class B units, Dec 2015 & May 2016, $0.95 per unit	(18,879,350)
Net Income	20,393,242
Balance - October 31, 2016	131,077,672
Distribution for 19,873,000 Class A and Class B units, November 2016 & May 2017, $1.25 per unit	(24,841,250)
Net Income	29,398,824
Balance - October 31, 2017	$135,635,246

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds and certificates of deposit all with maturities of less than one year. For the periods ended October 31, 2017 and 2016, there was no other-than-temporary impairment recognized. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

	Year Ended October 31,
	2017	2016	2015
Net earnings on marketable securities	$182,887	$298,000	$128,000

	Marketable Securities
As of	Cost	Fair Market Value	Certificates of Deposit
October 31, 2017	$22,411,000	$22,312,000	$1,250,000
October 31, 2016	12,967,000	13,036,000	2,750,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended October 31, 2017, for all companies, is based on the investee's results for the twelve month period ended September 30 of each year.

Note Receivable
The Company has a note receivable from an unrelated party. The Company carries the note at original face value plus accrued interest which is equal to 6% as of October 31, 2017 and is compounded monthly. The note commenced in December 2014 with a face value of $510,000 and has a maturity of 5 years. Annual payments are to begin in September 2018. Balance of the note receivable, including accrued interest, as of October 31, 2017 and 2016 was approximately $599,000 and $566,000, respectively, recorded with other assets.

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
Notes to Financial Statements

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2017, 2016 or 2015 for environmental liabilities.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2017 fiscal year, ethanol sales accounted for approximately 84% of

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

total revenue, distiller grains sales accounted for approximately 12% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 76% of cost of goods sold.

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

In May 2014, the FASB issued ASU No. 2014-09,"Revenue from Contracts with Customers". The ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. Although early application as of the original date is permitted, we expect to adopt ASU No. 2014-09 and the related ASUs during our fiscal year beginning November 1, 2018. The Company is evaluating the effect this guidance will have on its financial statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue beginning in our 2019 fiscal year.

2.    INVENTORY

Inventory consisted of the following as of October 31, 2017 and October 31, 2016:

	October 31, 2017	October 31, 2016
Raw Materials	$2,657,993	$3,808,935
Work in Process	1,126,913	1,170,767
Finished Goods	519,890	1,925,982
Totals	$4,304,796	$6,905,684

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (4.40% as of October 31, 2017). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of October 31, 2017, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of October 31, 2017 and 2016, the Company had no outstanding borrowings.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended October 31, 2017, 2016 and 2015 totaled approximately $33,317,000, $64,318,000 and $78,605,000, respectively. As of October 31, 2017 and 2016, the amounts owed to related parties was approximately $205,000 and $518,000, respectively (See Note 6).

5.    EMPLOYEE BENEFIT PLANS

The Company had a deferred phantom unit compensation plan for certain employees equal to 1% of net income for its fiscal year ended October 31, 2014. Currently, the Company has a cash bonus compensation plan which is paid shortly after the fiscal year in which the cash bonus is earned. During the fiscal years ended October 31, 2017, 2016 and 2015, the Company recorded compensation expense related to the prior deferred phantom unit compensation plan of approximately $122,000, $77,000 and $38,000, respectively. As of October 31, 2017 and 2016, the Company had a liability of approximately $478,000 and $356,000 outstanding as deferred compensation, respectively, and has approximately $71,000 to be recognized as future compensation expense which will continue to vest over an approximate 1 year period.

The Company has a retirement plan which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $118,000, $100,000 and $95,000 during the years ended October 31, 2017, 2016 and 2015, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	2017	2016	2015
Sales ethanol, distiller grains & corn oil	$213,923,000	$201,243,000	$221,610,000
Marketing fees	500,000	462,000	440,000

As of	October 31, 2017	October 31, 2016
Amount due from RPMG	$5,940,000	$6,202,000

During 2017, the Company entered into multiple construction agreements as part of plans to expand plant capacity. Total commitment under these agreements total approximately $12 million. The Company has incurred costs related to the expansion project totaling approximately $360,000 with the total expansion project costs estimated at approximately $34 million . The project is expected to be completed in the spring of 2019 and no other commitments have been executed.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

price. Changes in market price of contracts related to corn and natural gas are recorded in cost of goods sold and changes in market prices of contracts related to sale of ethanol are recorded in revenues.

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2017, 2016 and 2015 and the fair value of derivatives as of October 31, 2017 and 2016:

	Statement of Operations Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$32,000	$32,000
fiscal year 2017	Cost of Goods Sold	1,618,000	383,000	2,001,000
	Total	$1,618,000	$415,000	$2,033,000

Commodity Contracts for the	Revenue	$(51,000)	$(32,000)	$(83,000)
fiscal year 2016	Cost of Goods Sold	3,981,000	147,000	4,128,000
	Total	$3,930,000	$115,000	$4,045,000

Commodity Contracts for the	Revenue	$64,000	$(85,000)	$(21,000)
fiscal year 2015	Cost of Goods Sold	346,000	(17,000)	329,000
	Total	$410,000	$(102,000)	$308,000

	Balance Sheet Classification	October 31, 2017	October 31, 2016
Futures and option contracts
In gain position		$371,000	$157,000
In loss position		(21,000)	(222,000)
Cash held by broker		415,000	580,000
	Current Asset	$765,000	$515,000

As of October 31, 2017, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $1,334,000 of the purchase commitments and all of the sale commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Distiller grains - fixed price	March 2018	$7,370,000
Corn Oil - fixed price	December 2017	1,354,000

Purchase commitments
Corn - fixed price	Oct 2018	$7,570,000
Corn - basis contract	July 2018	12,737,000

As of October 31, 2017, the Company has fixed price futures and forward contracts in place for approximately 14% of anticipated corn needs, 0% of ethanol sales and 4% of natural gas needs for the next 12 months with no open positions beyond that point.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

As of October 31, 2017, the Company had approximately 295,200 bushels with approximate market value of $915,000 of credit sale corn contracts. As of October 31, 2016, the Company had approximately 441,700 bushels with approximate market value of $1,479,000 of priced later and deferred payment corn contracts.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, October 31, 2017	$22,312,000	$22,312,000	$—	$—
Assets, October 31, 2016	13,036,000	13,036,000	—	—
Derivative financial instruments
October 31, 2017
Assets	$371,000	$360,000	$11,000	$—
Liabilities	(21,000)	(1,000)	(20,000)	—
October 31, 2016
Assets	$157,000	$61,000	$96,000	$—
Liabilities	(222,000)	(163,000)	(59,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

9. INVESTMENTS

Condensed, combined financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s).

Balance Sheet	9/30/2017	9/30/2016	9/30/2015
Current Assets	$294,535	$313,541	$285,879
Other Assets	265,004	246,702	256,144
Current Liabilities	170,289	175,588	142,927
Long-term Debt	78,122	55,726	49,241
Members’ Equity	311,128	328,928	349,855

	Twelve Months Ended
Income Statement	9/30/2017	9/30/2016	9/30/2015
Revenue	$746,736	$731,251	$784,304
Gross Profit	98,659	83,056	112,252
Net Income	89,442	75,533	93,576

The following table (in 000's) shows the condensed financial information of Guardian Energy, which represents greater than 10% of the Company's net income for the years ended October 31, 2016 and 2015.

Guardian Energy Condensed Financial Information
Balance Sheet	9/30/2017	9/30/2016	9/30/2015
Current Assets	$22,476	$26,350	$23,053
Other Assets	38,095	42,264	47,653
Current Liabilities	15,389	17,812	7,918
Long-term Debt	50,951	55,500	49,000
Members’ Equity	(5,769)	(4,698)	13,788

	Twelve Months Ended
Income Statement	9/30/2017	9/30/2016	9/30/2015
Revenue	$236,033	$229,123	$234,332
Gross Profit	32,971	30,887	37,410
Net Income	26,429	25,764	22,467

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than than 10% of the Company's total assets as of the year ended October 31, 2015.

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	9/30/2017	9/30/2016	9/30/2015
Current Assets	$89,142	$51,430	$80,156
Other Assets	138,391	85,272	109,910
Current Liabilities	41,095	3,932	36,118
Long-term Debt	27,000	0	241
Members’ Equity	159,438	132,770	153,707

	Twelve Months Ended
Income Statement	9/30/2017	9/30/2016	9/30/2015
Revenue	$271,148	$264,378	$279,373
Gross Profit	35,279	27,264	35,242
Net Income	31,777	24,847	32,078

The Company recorded equity in net income of investments of approximately $2,115,000 from Absolute Energy, $2,504,000 from Guardian Energy, $2,542,000 from Homeland Energy Solutions and $317,000 from our other investments for a total of approximately $7,478,000 for the fiscal year ended October 31, 2017. Income for the fiscal years ended October 31, 2016 and 2015 totaled approximately $8,265,000 and $7,910,000, respectively. The Company has undistributed net earnings of investees of approximately $11,667,000 and $11,160,000 as of October 31, 2017 and 2016, respectively.

10. MEMBERS’ EQUITY

The total number of Class A and B units outstanding as of October 31, 2017 and 2016 was 19,873,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

The Company has seven leases for equipment with original terms of 2 to 7 years which extend through May 2022. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the years ending October 31, 2017, 2016 and 2015 was approximately $1,625,000, $1,945,000 and $1,686,000, respectively.

At October 31, 2017, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2018	$1,015,000
2019	798,000
2020	593,000
2021	355,000
2022	137,000
Total	$2,898,000

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

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2017
Total revenues	$56,063,549	$50,960,556	$49,760,291	$56,671,171
Gross profit	8,913,597	3,930,146	3,725,862	8,559,558
Operating income	7,961,450	3,039,717	2,683,514	7,600,072
Net income	10,959,532	4,742,720	3,840,574	9,855,998
Basic & diluted earnings per unit	$0.55	$0.24	$0.19	$0.50

Year ended October 31, 2016
Total revenues	$48,773,123	$51,518,991	$48,641,969	$51,763,769
Gross profit	1,953,759	1,621,069	6,983,670	4,794,250
Operating income	954,791	724,310	6,335,287	3,692,239
Net income	3,417,335	2,404,294	8,346,905	6,224,708
Basic & diluted earnings per unit	$0.17	$0.12	$0.42	$0.32

Year ended October 31, 2015
Total revenues	$61,048,123	$52,854,192	$52,082,545	$55,164,274
Gross profit	12,354,270	3,826,385	6,054,597	4,697,420
Operating income	11,298,282	3,130,968	5,314,680	3,780,788
Net income	14,902,633	3,967,686	7,356,150	5,720,050
Basic & diluted earnings per unit	$0.75	$0.20	$0.37	$0.29

14. SUBSEQUENT EVENTS

On November 20, 2017, the board of directors declared a cash distribution of $0.75 per membership unit to the holders of Class A and Class B units of record at the close of business on November 20, 2017, for a total distribution of $14,904,750. The distribution will be recorded in the Company's first quarter financial statements for the 2018 fiscal year and was paid on December 13, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2017.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2017.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2017 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2018 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2017 fiscal year end. This proxy statement is referred to in this report as the 2018 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2018 Proxy Statement.

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
101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2017 and October 31, 2016, (ii) Statements of Operations for the fiscal years ended October 31, 2017, 2016 and 2015, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2017, 2016 and 2015, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2017, 2016 and 2015, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 22, 2017	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	December 22, 2017	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 22, 2017	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 22, 2017	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 22, 2017	/s/ Stan Laures
Stan Laures, Director

Date:	December 22, 2017	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 22, 2017	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 22, 2017	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 22, 2017	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 22, 2017	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 22, 2017	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 22, 2017	/s/ Roger Shaffer
Roger Shaffer, Director