Form 10-Q
period 2018-01-31
GOLDEN GRAIN ENERGY
filed 2018-03-15
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of March 15, 2018, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	January 31, 2018	October 31, 2017
	(Unaudited)
Current Assets
Cash and equivalents	$546,703	$17,518,187
Marketable securities	21,234,373	22,311,983
Accounts receivable	5,130,048	5,940,197
Other receivables	1,539,207	674,150
Derivative instruments	338,257	764,713
Inventory	5,487,044	4,304,796
Prepaid expenses and other	2,895,645	2,474,564
Total current assets	37,171,277	53,988,590

Property and Equipment
Land and land improvements	12,961,713	12,961,713
Building and grounds	28,617,796	28,617,796
Grain handling equipment	15,894,157	15,833,823
Office equipment	213,207	213,207
Plant and process equipment	104,293,980	104,222,168
Construction in progress	6,938,763	1,562,807
	168,919,616	163,411,514
Less accumulated depreciation	102,163,364	99,934,025
Net property and equipment	66,756,252	63,477,489

Other Assets
Investments	23,663,499	25,009,140
Other assets	662,773	1,354,196
Total other assets	24,326,272	26,363,336

Total Assets	$128,253,801	$143,829,415

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2018	October 31, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$6,784,290	$5,853,480
Accrued expenses	1,472,126	1,769,363
Other current liabilities	71,665	93,443
Total current liabilities	8,328,081	7,716,286

Long-term Liabilities, deferred compensation	512,722	477,883

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	119,412,998	135,635,246

Total Liabilities and Members’ Equity	$128,253,801	$143,829,415

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2018	January 31, 2017

Revenues	$47,479,043	$56,063,549

Cost of Goods Sold	47,418,186	47,149,952

Gross Profit	60,857	8,913,597

Operating Expenses	1,048,036	952,147

Operating Income (Loss)	(987,179)	7,961,450

Other Income (Expense)
Other income (expense)	(746,515)	(204,075)
Interest income (expense)	2,991	2,806
Equity in net income of investments	413,205	3,199,351
Total Other Income (Expense)	(330,319)	2,998,082

Net Income (Loss)	$(1,317,498)	$10,959,532

Basic & diluted net income (loss) per unit	$(0.07)	$0.55
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000
Distributions Per Unit	$0.75	$0.75

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2018	January 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$(1,317,498)	$10,959,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,250,723	2,341,129
Unrealized loss on risk management & marketable securities	538,711	138,940
Amortization of deferred revenue	(21,778)	(40,971)
Cancellation of note receivable	599,421	—
Change in accretion of interest on grant & note receivable	(15,047)	(16,501)
Distributions (earnings) in excess of earnings (distributions) from investments	445,641	(1,006,866)
Gain on insurance proceeds from involuntary conversion	—	(489,852)
Deferred compensation expense	34,839	10,258
Change in assets and liabilities
Accounts receivable	810,149	(570,924)
Inventory	(1,182,248)	(219,372)
Prepaid expenses and other	(386,138)	(710,927)
Accounts payable	1,187,450	553,864
Accrued expenses	(297,237)	(168,397)
Net cash provided by operating activities	2,646,988	10,779,913

Cash Flows from Investing Activities
Capital expenditures	(5,764,742)	(2,550,356)
Insurance proceeds from involuntary conversion	—	648,752
Purchase of marketable securities	(34,645)	—
Proceeds from sale of marketable securities	1,000,000	2,250,000
Net cash provided by (used in) investing activities	(4,799,387)	348,396

Cash Flows from Financing Activities
Refund on utility right costs	—	30,668
Distributions to members	(14,904,750)	(14,904,750)
Payments received on grant receivable	85,665	—
Net cash (used in) financing activities	(14,819,085)	(14,874,082)

Net (Decrease) in Cash and Equivalents	(16,971,484)	(3,745,773)

Cash and Equivalents – Beginning of Period	17,518,187	16,532,190

Cash and Equivalents – End of Period	$546,703	$12,786,417

Supplemental Cash Flow Information
Cash paid for interest	$12,855	$12,802

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$165,263	$136,740
Distributions declared and unpaid by equity method investee	900,000	2,044,000

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2018

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2017, contained in the Company's annual report on Form 10-K for 2017.

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds and certificates of deposit all with maturities of less than one year. For the periods ended January 31, 2018 and 2017, there was no other-than-temporary impairment recognized. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2018

		Three Months Ended January 31,
		2018	2017
Net earnings (loss) on marketable securities		$(147,000)	$(204,000)

	Marketable Securities
As of	Cost	Fair Market Value	Certificates of Deposit
January 31, 2018	$21,603,000	$19,984,000	$1,250,000
October 31, 2017	$22,411,000	$22,312,000	$1,250,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended January 31, 2018, for all companies, is based on the investee's results for the three months ended December 31, 2017.

Note Receivable
The Company carried a note receivable from an unrelated party with a balance of approximately $599,000 as of October 31, 2017, included in other assets. This balance included the original face value plus accrued interest. During 2018, the Company deemed the likelihood of collecting on the note receivable remote and wrote-off the entire balance, included in other expense on the statement of operations for the three months ended January 31, 2018.

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
January 31, 2018

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended January 31, 2018, ethanol sales accounted for approximately 80% of total revenue, distiller grains sales accounted for approximately 16% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 73% of cost of goods sold.

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
January 31, 2018

is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, and government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

Recent Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. Although early application as of the original date is permitted, the Company will adopt ASU No. 2014-09 and the related ASUs on January 1, 2018. The Company has evaluated the effect of this standard as well as its existing contracts with customers and it plans to use the modified retrospective method. Under the modified retrospective method, the Company will present revenue under the new method required by ASU No. 2014-09 beginning in our 2019 fiscal year. We are evaluating the effect this guidance will have on our financial statements, including potential impacts on the timing of revenue recognition and additional information that may be necessary for expanded disclosures regarding revenue.

2.    INVENTORY

Inventory consisted of the following as of January 31, 2018 and October 31, 2017:

	January 31, 2018	October 31, 2017
Raw Materials	$3,398,428	$2,657,993
Work in Process	1,240,177	1,126,913
Finished Goods	848,439	519,890
Totals	$5,487,044	$4,304,796

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving loans with original maximum borrowings of $35 million, which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (4.80% as of January 31, 2018). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of January 31, 2018, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of January 31, 2018 and October 31, 2017, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators. The Company also purchased ingredients from RPMG. Purchases from the related parties during the three months ended January 31, 2018 totaled approximately $8,951,000. Purchases during the three months ended January 31, 2017 totaled approximately $10,379,000. As of January 31, 2018 and October 31, 2017, the amount owed to related parties was approximately $815,000 and $205,000, respectively (See Note 5).

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2018

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31,
	2018	2017
Sales ethanol, distiller grains & corn oil	$47,622,000	$56,097,000
Marketing fees	143,000	110,000

As of	January 31, 2018	October 31, 2017
Amount due from RPMG	$5,130,000	$5,940,000

During 2017, the Company entered into multiple construction agreements as part of plans to expand plant capacity. Total commitment under these agreements total approximately $14 million. The Company has incurred costs related to the expansion project totaling approximately $3.9 million with the total expansion project costs estimated at approximately $34 million. The project is expected to be completed in the spring of 2019 and no other commitments have been executed.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2018 and 2017 and the fair value of derivatives as of January 31, 2018 and October 31, 2017:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2018

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$—	$—
three months ended January 31, 2018	Cost of Goods Sold	354,000	(156,000)	198,000
	Total	$354,000	$(156,000)	$198,000

Commodity Contracts for the	Revenue	$9,000	$62,000	$71,000
three months ended January 31, 2017	Cost of Goods Sold	154,000	(101,000)	53,000
	Total	$163,000	$(39,000)	$124,000

	Balance Sheet Classification	January 31, 2018	October 31, 2017
Futures and option contracts through July 2018
In gain position		$228,000	$371,000
In loss position		(34,000)	(21,000)
Cash held by broker		144,000	415,000
	Current Asset	$338,000	$765,000

As of January 31, 2018, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $8,641,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	February 2018	$852,000
Distiller Grains - fixed price	March 2018	4,151,000

Purchase commitments
Corn - fixed price	December 2018	$7,342,000
Corn - basis contract	July 2018	18,447,000

As of January 31, 2018, the Company has fixed price futures and forward contracts in place for approximately 13% of our anticipated corn needs, 4% of our natural gas needs and none of our ethanol sales for the next 12 months with no open positions beyond that period.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2018

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, January 31, 2018	$19,984,000	$19,984,000	$—	$—
Assets, October 31, 2017	22,312,000	22,312,000	—	—
Derivative financial instruments:
January 31, 2018
Assets	$228,000	$105,000	$123,000	$—
Liabilities	34,000	34,000	—	—
October 31, 2017
Assets	$371,000	$360,000	$11,000	$—
Liabilities	(21,000)	(1,000)	(20,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	December 31, 2017	September 30, 2017
Current Assets	$309,558	$294,535
Other Assets	271,585	265,004
Current Liabilities	214,961	170,289
Long-term Debt	74,937	78,122
Members’ Equity	291,245	311,128

	Three Months Ended December 31,
Income Statement	2017	2016
Revenue	$173,391	$196,930
Gross Profit	13,084	42,333
Net Income	10,884	38,014

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2018

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended January 31,
Equity in Net Income (Loss)	2018	2017
Absolute Energy	$444	$907
Guardian Energy	—	1,066
Homeland Energy Solutions	(6)	1,151
Other	(25)	76
Total	$413	$3,200

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

On November 20, 2017, our board of directors declared a distribution of $0.75 per membership unit for members of record as of November 20, 2017. The total amount of the distribution was $14,904,750 which was paid in December 2017.

Results of Operations

Comparison of the Three Months Ended January 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$47,479,043	100.0	$56,063,549	100.0
Cost of Goods Sold	47,418,186	99.9	47,149,952	84.1
Gross Profit	60,857	0.1	8,913,597	15.9
Operating Expenses	1,048,036	2.2	952,147	1.7
Operating Income (Loss)	(987,179)	(2.1)	7,961,450	14.2
Other Income (Expense)	(330,319)	(0.7)	2,998,082	5.3
Net Income (Loss)	$(1,317,498)	(2.8)	$10,959,532	19.5

Revenues. Our total revenue was lower for our first quarter of 2018 compared to the same period of 2017 due to the lower quantities of ethanol and dried distiller grains sold. In addition, we received lower ethanol prices for our first quarter of 2018 compared to the same period of 2017 and higher average prices for our distillers and corn oil. For our first quarter of 2018, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our first quarter of 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 18% lower for our first quarter of 2018 compared to the same period of 2017. Management attributes this decrease with a greater supply of ethanol in the market which was not met by corresponding increases in ethanol demand. While export demand was strong during 2017, the ethanol tariffs imposed by Brazil and China negatively impacted market ethanol prices and limited ethanol demand. Many ethanol producers expanded their production capacities during 2017 and others are expected to complete expansions in 2018 which may continue to result in excess market ethanol supplies which could further impact market ethanol prices. If ethanol supply increases at a greater pace compared to ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability for the remaining quarters of 2018.

We sold approximately 1% less gallons of ethanol during our first quarter of 2018 compared to the same period of 2017. Management attributes this decrease in ethanol sales with timing of ethanol shipments. Our total ethanol production was similar during our first quarter of 2018 as compared to the same period of 2017. Management anticipates that our ethanol sales and production will be slightly greater during the remaining quarters of our 2018 fiscal year compared to our 2017 fiscal year due to plant efficiency improvements implemented during our 2017 fiscal year.

During our first quarter of 2017, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $71,000, which increased our revenue. By comparison, we had no ethanol derivative instruments gains and losses during our first quarter of 2018.

The average price per ton we received for our dried distillers grains was approximately 12% higher for our first quarter of 2018 compared to the same period of 2017. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 36% higher for our first quarter of 2018 compared to the same period of 2017. Management attributes these price increases with higher domestic and export demand. Recently, distiller grains have traded at a relative value closer to 100% of the corn value which is due to higher soybean meal prices. Management anticipates that distiller grains prices will be slightly higher during the remaining quarters of our 2018 fiscal year as long as corn and meal prices remain on their upward trend. However, due to anticipated increases in ethanol production during 2018, we expect that additional distiller grains supply will enter the market which may continue to decrease market distiller grains prices.

Our dried distiller grains production increased by approximately 8% during our first quarter of 2018 compared to the same period of 2017. Management attributes this increase due to significantly less modified distiller grains production as well as lower corn oil extraction during the period. Management anticipates distiller grains production to be slightly higher for the remaining quarters of our 2018 fiscal year compared to our 2017 fiscal year assuming the mix of products between dried distiller grains and modified distiller grains remains positive.

We sold approximately 6% less pounds of corn oil during our first quarter of 2018 compared to the same period of 2017. This decrease in corn oil sales resulted from decreased corn oil extraction which also led to increased dried distiller grain production. The 2017 corn harvest produced corn that was lower in corn oil content than in recent years. The average price per pound we received for our corn oil was approximately 7% less for our first quarter of 2018 compared to the same period of 2017. This decrease in corn oil prices occurred due to an increase in market corn oil supply. Management anticipates that corn oil prices may be lower during our 2018 fiscal year since the biodiesel blenders' tax credit was not extended to 2018 leading to uncertainty regarding future biodiesel demand. In addition, the RVO for advanced biofuels under the RFS, which is used by many biodiesel producers, was lower than anticipated for 2018 which may further limit demand for biodiesel. Further, management anticipates stronger corn oil production during our 2018 fiscal year due to anticipated increases in production capacity which may further impact corn oil prices.

Cost of Goods Sold. Our cost of goods sold was higher for our first quarter of 2018 compared to the same period of 2017 due primarily to an increase in the price of natural gas offset by a decrease in the corn costs per bushel.  Our average cost per bushel of corn was approximately 3% lower during our first quarter of 2018 compared to the same period of 2017.  Management anticipates corn prices to remain low due to an improved balance between corn supply and demand as a result of the larger corn crops harvested in recent years along with relatively stable corn demand, however, we may still experience some short term corn price volatility.

We consumed less bushels of corn during our first quarter of 2018 compared to the same period of 2017 but had similar ethanol production due to a 2% improvement in corn conversion efficiency. Management anticipates consistent corn consumption during the rest of our 2018 fiscal year, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 47% during our first quarter of 2018 compared to the same period of 2017. Our usage was 1% lower, but the average price we paid per MMBtu of natural gas was approximately 48% higher during our first quarter of 2018 compared to the same period of 2017. Management attributes this increase in natural gas prices to colder weather during our first quarter of 2018 compared to the same period of 2017 which led to a spike in natural gas prices. We expect continued higher natural gas prices during the remaining winter months of our 2018 fiscal year due to continued colder weather. Further, if we experience a supply disruption during our 2018 fiscal year, it may lead to significantly higher natural gas costs.

We experienced combined realized and unrealized gains of approximately $198,000 for our first quarter of 2018 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $53,000 of combined realized and unrealized gains for the same period of 2017 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our first quarter of 2018 compared to the same period of 2017 due to higher property taxes, wage increases and other administrative expenses. Management anticipates that our operating expenses will be slightly higher during the remaining quarters of our 2018 fiscal year compared to our 2017 fiscal year due to higher property tax expense potentially offset by differences in employee bonus accruals that are tied to net income.

Other Income (Expense). Other income was lower for our first quarter of 2018 compared to the same period of 2017, due to a decrease in equity income from investments. Our investments are in other companies involved in the ethanol industry which, in general, experienced less favorable operating margins during our first quarter of 2018. One of our investments made distributions in excess of the equity balance recorded by the Company, totaling approximately $1,066,000 during our first quarter of 2017, which we recorded as a gain through other income; no such excess distributions were received during our first quarter of 2018. In addition, we had an unrealized loss on our marketable securities during our first quarter of 2018 which reduced our other income and we wrote off the value of our note receivable due from Golden Renewable Energy, LLC which equaled approximately $599,000 during our first quarter of 2018 which also reduced our other income.

Changes in Financial Condition for the Three Months Ended January 31, 2018

Current Assets. We had less cash and equivalents at January 31, 2018 compared to October 31, 2017. This decrease in our cash position is due primarily to nearly $15 million in distributions we paid to our members during December 2017 and cash used for capital projects. The value of our accounts receivable was lower at January 31, 2018 compared to October 31, 2017 due to lower ethanol prices offset by higher distiller grain prices. The value of our inventory was higher at January 31, 2018 compared to October 31, 2017 due to higher levels of corn and ethanol inventory. The increase in our other receivable at January 31, 2018 compared to October 31, 2017 was due to a distribution receivable from one of our investments.

Property and Equipment. The net value of our property and equipment was higher at January 31, 2018 compared to October 31, 2017 due to capital projects primarily related to our capacity expansion. We had approximately $6.9 million in construction in progress at January 31, 2018 primarily related to our capacity expansion.

Other Assets. Our other assets were lower at January 31, 2018 compared to October 31, 2017 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the three months ended January 31, 2018. In addition, we wrote off our note receivable due from Golden Renewable Energy, LLC which reduced our other assets during our first quarter of 2018.

Current Liabilities. Our accounts payable at January 31, 2018 were higher compared to October 31, 2017 due to higher payables to our vendors for natural gas purchases. Our accrued expenses were lower at January 31, 2018 compared to October 31, 2017 due to less employee bonus accrual which is partially determined by net income.

Long-term Liabilities. Our long-term liabilities were similar at January 31, 2018 and October 31, 2017.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months, except for additional funds which may be necessary to fund our plant expansion project.  As of January 31, 2018, we had $10 million available pursuant to our revolving term loan and approximately $22 million in cash and equivalents and marketable securities.

We are in the process of expanding the ethanol plant by approximately 30 million gallons per year. We have entered into significant agreements or contracts related to the expansion, totaling approximately $14 million, and we anticipate the project will cost approximately $34.0 million, some of which we expect to pay through operating income. However, we may secure additional debt financing in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the three months ended January 31, 2018 and 2017:

	Three Months Ended January 31,
	2018	2017
Net cash provided by operating activities	$2,646,988	$10,779,913
Net cash provided by (used in) investing activities	(4,799,387)	348,396
Net cash (used in) financing activities	(14,819,085)	(14,874,082)

Cash Flow From Operations

Our cash flows from operations for the three months ended January 31, 2018 were lower compared to the same period of 2017 due primarily to decreased net income. This decrease was offset by changes in distributions received in excess of earnings from our investments as well as changes in working capital components.

Cash Flow From Investing Activities

We used more cash for investing activities during our three months ended January 31, 2018 compared to the same period of 2017 primarily due to an increase in capital expenditures offset by a decrease in proceeds from the sale of marketable securities. Our capital expenditures during the first fiscal quarter of 2018 were primarily for plant improvement associated with the expansion of production.

Cash Flow From Financing Activities.

During our three months ended January 31, 2018, we used similar cash for financing activities due to equal distributions being disbursed in 2018 as compared to the same period of 2017.

Short-Term and Long-Term Debt Sources

In exchange for our credit facility with Farm Credit, we executed a mortgage in favor of Farm Credit covering all of our real property and granted Farm Credit a security interest in all of our equipment and other assets. In the event we default on our loans with Farm Credit, Farm Credit may foreclose on our assets, including both our real property and our machinery and equipment.

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of January 31, 2018, we had $0 outstanding on this loan with a potential accrued interest rate of 4.8% per year. As of January 31, 2018, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2018, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of January 31, 2018. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of January 31, 2018, we had price protection in place for approximately 13% of our anticipated corn needs, 4% of our natural gas needs and none of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,940,000	MMBTU	10%	$1,445,000
Ethanol	120,000,000	Gallons	10%	14,352,000
Corn	34,922,000	Bushels	10%	11,420,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended January 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2017.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2018 and October 31, 2017, (ii) Statements of Operations for the three months ended January 31, 2018 and 2017, (iii) Statements of Cash Flows for the three months ended January 31, 2018 and 2017, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 15, 2018	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	March 15, 2018	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)