Form 10-Q
period 2018-07-31
GOLDEN GRAIN ENERGY
filed 2018-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 14, 2018, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2018	October 31, 2017
	(Unaudited)
Current Assets
Cash and equivalents	$4,923,775	$17,518,187
Marketable securities	13,220,233	22,311,983
Accounts receivable	6,546,500	5,940,197
Other receivables	573,184	674,150
Derivative instruments	515,664	764,713
Inventory	6,630,403	4,304,796
Prepaid expenses and other	2,734,666	2,474,564
Total current assets	35,144,425	53,988,590

Property and Equipment
Land and land improvements	12,961,713	12,961,713
Building and grounds	28,617,796	28,617,796
Grain handling equipment	16,046,157	15,833,823
Office equipment	213,207	213,207
Plant and process equipment	107,164,070	104,222,168
Construction in progress	14,684,924	1,562,807
	179,687,867	163,411,514
Less accumulated depreciation	106,647,098	99,934,025
Net property and equipment	73,040,769	63,477,489

Other Assets
Investments	24,574,504	25,009,140
Other assets	531,252	1,354,196
Total other assets	25,105,756	26,363,336

Total Assets	$133,290,950	$143,829,415

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2018	October 31, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$6,790,052	$5,853,480
Accrued expenses	1,758,786	1,769,363
Other current liabilities	28,108	93,443
Total current liabilities	8,576,946	7,716,286

Long-term Liabilities, deferred compensation	539,430	477,883

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	124,174,574	135,635,246

Total Liabilities and Members’ Equity	$133,290,950	$143,829,415

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017

Revenues	$41,465,388	$49,760,291	$134,830,955	$156,784,396

Cost of Goods Sold	40,632,307	46,034,429	131,595,219	140,214,791

Gross Profit	833,081	3,725,862	3,235,736	16,569,605

Operating Expenses	732,383	1,042,348	2,862,533	2,884,924

Operating Income	100,698	2,683,514	373,203	13,684,681

Other Income (Expense)
Other income (expense)	142,678	173,407	(586,339)	279,850
Interest income (expense)	7,982	(13,080)	(571)	(13,101)
Equity in net income of investments	1,189,013	996,733	3,657,785	5,591,396
Total Other Income	1,339,673	1,157,060	3,070,875	5,858,145

Net Income	$1,440,371	$3,840,574	$3,444,078	$19,542,826

Basic & diluted net income per unit	$0.07	$0.19	$0.17	$0.98
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$—	$0.50	$0.75	$1.25

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2018	July 31, 2017
Cash Flows from Operating Activities
Net income	$3,444,078	$19,542,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,777,225	6,907,938
Unrealized gain (loss) on risk management & marketable securities	290,667	(927,410)
Amortization of deferred revenue	(65,335)	(122,913)
Cancellation of note receivable	599,421	—
Change in accretion of interest on grant & note receivable	(11,959)	(40,013)
Distributions in excess of earnings from investments	434,636	514,256
Gain on insurance proceeds from involuntary conversion	—	(489,852)
Deferred compensation expense	61,547	64,915
Change in assets and liabilities
Accounts receivable	(606,303)	(892,067)
Inventory	(2,325,607)	1,785,886
Prepaid expenses and other	(159,136)	(931,167)
Accounts payable	739,622	(618,092)
Accrued expenses	(10,577)	56,284
Net cash provided by operating activities	9,168,279	24,850,591

Cash Flows from Investing Activities
Capital expenditures	(16,079,403)	(5,184,469)
Insurance proceeds from involuntary conversion	—	648,752
Purchase of marketable securities	(34,645)	(6,750,000)
Proceeds from sale of marketable securities	9,084,777	2,750,000
Net cash (used in) investing activities	(7,029,271)	(8,535,717)

Cash Flows from Financing Activities
Distributions to members	(14,904,750)	(24,841,250)
Payments received on grant receivable	171,330	84,258
Net cash (used in) financing activities	(14,733,420)	(24,756,992)

Net (Decrease) in Cash and Equivalents	(12,594,412)	(8,442,118)

Cash and Equivalents – Beginning of Period	17,518,187	16,532,190

Cash and Equivalents – End of Period	$4,923,775	$8,090,072

Supplemental Cash Flow Information
Cash paid for interest	$43,805	$38,296

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$618,853	$—

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2018

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

Marketable Securities
The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short term or long term on the Balance Sheet, based on contractual maturity date and are stated at cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings.

Marketable securities consisted of certificates of deposits with original maturities of greater than three months and mutual funds. Certificates of deposit are considered held-to-maturity securities, which are measured at cost. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income.

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds and certificates of deposit all with maturities of less than one year. For the periods ended July 31, 2018 and 2017, there was no other-than-temporary impairment recognized. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2018

		Three Months Ended July 31,		Nine Months Ended July 31,
		2018	2017	2018	2017
Net earnings (loss) on marketable securities		$143,000	$28,000	$(79,000)	$134,000

	Marketable Securities
As of	Cost	Fair Market Value	Certificates of Deposit
July 31, 2018	$13,506,000	$13,220,000	$—
October 31, 2017	$22,411,000	$22,312,000	$1,250,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended July 31, 2018, for all companies, is based on the investee's results for the three and nine months ended June 30, 2018.

Note Receivable
The Company carried a note receivable from an unrelated party with a balance of approximately $599,000 as of October 31, 2017, included in other assets. This balance included the original face value plus accrued interest. During 2018, the Company deemed the likelihood of collecting on the note receivable remote and wrote-off the entire balance, which is included in other expense on the statement of operations for the nine months ended July 31, 2018.

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
July 31, 2018

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and nine months ended July 31, 2018, ethanol sales accounted for approximately 80% and 79%, respectively, of total revenue, distiller grains sales accounted for approximately 17% of total revenue and corn oil sales accounted for approximately 3% and 4%, respectively, of total revenue while corn costs averaged approximately 70% and 74%, respectively, of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets with ethanol selling, in general, for less than gasoline at the wholesale level. Excess

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2018

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in "Accounting Standard Codification 605 - Revenue Recognition" and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2017, and for interim periods within that fiscal year. Although early application as of the original date is permitted, the Company will adopt ASU No. 2014-09 and the related ASUs on November 1, 2018. The Company has evaluated the effect of this standard as well as its existing contracts with customers and it plans to use the modified retrospective method, if material. Under the modified retrospective method, the Company will present revenue under the new method required by ASU No. 2014-09 beginning in our 2019 fiscal year. The Company expects to have enhanced disclosures, but does not expect this standard to have a material financial impact on the Company's financial statements.

2.    INVENTORY

Inventory consisted of the following as of July 31, 2018 and October 31, 2017:

	July 31, 2018	October 31, 2017
Raw Materials	$3,938,639	$2,657,993
Work in Process	1,240,206	1,126,913
Finished Goods	1,451,558	519,890
Totals	$6,630,403	$4,304,796

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving loans with original maximum borrowings of $35 million, which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (5.28% as of July 31, 2018). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of July 31, 2018, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of July 31, 2018 and October 31, 2017, the Company had no borrowings outstanding.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchased ingredients from RPMG. Purchases from the related parties during the three and nine months ended July 31, 2018 totaled approximately $8,187,000 and $31,083,000, respectively. Purchases during the three and nine months ended July 31, 2017 totaled approximately $5,611,000 and $24,991,000, respectively. As of July 31, 2018 and October 31, 2017, the amount owed to related parties was approximately $529,000 and $205,000, respectively (See Note 5).

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2018

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2018	2017	2018	2017
Sales ethanol, distiller grains & corn oil	$41,599,000	$49,892,000	$135,244,000	$157,132,000
Marketing fees	134,000	132,000	413,000	379,000

As of	July 31, 2018	October 31, 2017
Amount due from RPMG	$6,546,000	$5,940,000

During 2017, the Company entered into multiple construction agreements as part of plans to expand plant capacity. Total commitment under these agreements total approximately $16.1 million of which approximately $7.3 million is to a related party. The Company has incurred costs related to the expansion project totaling approximately $11.9 million of which approximately $5.4 million is to a related party. The total expansion project costs are estimated at approximately $34 million. The project is expected to be completed in the spring of 2019 and no other contracts have been executed.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2018

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2018 and 2017 and the fair value of derivatives as of July 31, 2018 and October 31, 2017:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$—	$—
three months ended July 31, 2018	Cost of Goods Sold	1,511,000	993,000	2,504,000
	Total	$1,511,000	$993,000	$2,504,000

Commodity Contracts for the	Revenue	$—	$—	$—
three months ended July 31, 2017	Cost of Goods Sold	(307,000)	268,000	(39,000)
	Total	$(307,000)	$268,000	$(39,000)

Commodity Contracts for the	Revenue	$—	$—	$—
nine months ended July 31, 2018	Cost of Goods Sold	1,585,000	24,000	1,609,000
	Total	$1,585,000	$24,000	$1,609,000

Commodity Contracts for the	Revenue	$(1,000)	$32,000	$31,000
nine months ended July 31, 2017	Cost of Goods Sold	(103,000)	466,000	363,000
	Total	$(104,000)	$498,000	$394,000

	Balance Sheet Classification	July 31, 2018	October 31, 2017
Futures and option contracts through March 2020
In gain position		$887,000	$371,000
In loss position		(512,000)	(21,000)
Cash held by broker		141,000	415,000
	Current Asset	$516,000	$765,000

As of July 31, 2018, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $3,548,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	December 2018	$1,564,000
Distiller Grains - fixed price	September 2018	2,684,000

Purchase commitments
Corn - fixed price	June 2019	$11,592,000
Corn - basis contract	October 2018	8,627,000
Natural gas - fixed price	July 2020	5,552,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2018

As of July 31, 2018, the Company has fixed price futures and forward contracts in place for approximately 20% of its anticipated corn needs and none of its ethanol sales for the next 12 months with no open positions beyond that period. As of July 31, 2018, the Company has fixed price futures and forward contracts in place for approximately 36% of its natural gas needs for the next 12 months and approximately 29% of its natural gas needs for the next 24 months with no open positions beyond that period.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, July 31, 2018	$13,220,000	$13,220,000	$—	$—
Assets, October 31, 2017	22,312,000	22,312,000	—	—
Derivative financial instruments:
July 31, 2018
Assets	$887,000	$741,000	$146,000	$—
Liabilities	(512,000)	(430,000)	(82,000)	—
October 31, 2017
Assets	$371,000	$360,000	$11,000	$—
Liabilities	(21,000)	(1,000)	(20,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2018

Balance Sheet	June 30, 2018	September 30, 2017
Current Assets	$306,206	$294,535
Other Assets	269,331	265,004
Current Liabilities	209,423	170,289
Long-term Debt	65,498	78,122
Members’ Equity	300,616	311,128

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement	2018	2017	2018	2017
Revenue	$205,722	$191,493	$575,325	$570,217
Gross Profit	24,985	21,127	55,788	76,509
Net Income	21,658	17,628	47,629	68,602

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July 31,
Equity in Net Income	2018	2017	2018	2017
Absolute Energy	$282	$437	$1,161	$1,728
Guardian Energy	—	—	1,172	1,652
Homeland Energy Solutions	849	503	1,256	1,996
Other	58	57	69	215
Total	$1,189	$997	$3,658	$5,591

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

Results of Operations

Comparison of the Three Months Ended July 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$41,465,388	100.0	$49,760,291	100.0
Cost of Goods Sold	40,632,307	98.0	46,034,429	92.5
Gross Profit	833,081	2.0	3,725,862	7.5
Operating Expenses	732,383	1.8	1,042,348	2.1
Operating Income	100,698	0.2	2,683,514	5.4
Other Income	1,339,673	3.2	1,157,060	2.3
Net Income	$1,440,371	3.5	$3,840,574	7.7

Revenues. Our total revenue was lower for our third quarter of 2018 compared to the same period of 2017 due to the lower quantities of ethanol and dried distiller grains sold. In addition, we received lower ethanol and corn oil prices for our third quarter of 2018 compared to the same period of 2017 partially offset by higher average prices for our distillers. For our third quarter of 2018, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue. For our third quarter of 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 11% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue.

The average price per gallon we received for our ethanol was approximately 5% lower for our third quarter of 2018 compared to the same period of 2017. Management attributes this decrease with a greater supply of ethanol in the market which was not met by corresponding increases in ethanol demand. While export demand was strong during 2017, the ethanol tariffs imposed by Brazil and China negatively impacted market ethanol prices and limited ethanol demand. Many ethanol producers expanded their production capacities during 2017 and others are expected to complete expansions in 2018 which may continue to result in excess market ethanol supplies which could further impact market ethanol prices. If ethanol supply increases at a greater pace compared to ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability for the remaining quarter of 2018.

We sold approximately 16% fewer gallons of ethanol during our third quarter of 2018 compared to the same period of 2017. Management attributes this decrease in ethanol sales with reduced production levels due to an extended maintenance shutdown which significantly impacted our production in May and June 2018. Our total ethanol production was 20% less during our third quarter of 2018 as compared to the same period of 2017. Management anticipates that our ethanol sales and production will be similar during the remaining quarter of our 2018 fiscal year compared to our 2017 fiscal year.

We had no ethanol derivative instruments gains and losses during our third quarter of 2018 or 2017.

The average price per ton we received for our dried distillers grains was approximately 59% higher for our third quarter of 2018 compared to the same period of 2017. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 10% higher for our third quarter of 2018 compared to the same period of 2017.  Management attributes these higher distiller grains prices to increased export demand from countries other than China along with higher market corn prices. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain at their current levels unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand. However, due to anticipated increases in ethanol production during 2018, we expect that additional distiller grains supply will enter the market which may decrease market distiller grains prices.

Our dried distiller grains production decreased by approximately 20% during our third quarter of 2018 compared to the same period of 2017. Management attributes this decrease to lower ethanol production during the period. Management anticipates distiller grains production to be slightly less for the remaining quarter of our 2018 fiscal year compared to our 2017 fiscal year assuming the mix of products between dried distiller grains and modified distiller grains remains positive.

We sold approximately 21% fewer pounds of corn oil during our third quarter of 2018 compared to the same period of 2017. This decrease in corn oil sales resulted from decreased corn oil extraction in combination with reduced ethanol production. The average price per pound we received for our corn oil was approximately 17% less for our third quarter of 2018 compared to the same period of 2017. This decrease in corn oil prices occurred due to an increase in market corn oil supply. Management anticipates that corn oil prices may be lower during our 2018 fiscal year due to a reduction in the biodiesel use requirement in the Renewable Fuels Standard along with the loss of the biodiesel blenders' tax credit, both of which impacted biodiesel demand. Further, management anticipates stronger corn oil production during our 2018 fiscal year due to anticipated increases in production capacity which may further impact corn oil prices.

Cost of Goods Sold. Our cost of goods sold was lower for our third quarter of 2018 compared to the same period of 2017 due primarily to a decrease in the amount of corn ground due to a reduction in ethanol production during the 2018 period.  Our average cost per bushel of corn was approximately 1% higher during our third quarter of 2018 compared to the same period of 2017.  Management anticipates corn prices to decrease slightly due to increased corn stocks. We may continue to experience some short-term corn price volatility.

We consumed approximately 18% less bushels of corn during our third quarter of 2018 compared to the same period of 2017 due to reduced ethanol production. Management anticipates consistent corn consumption during the fourth fiscal quarter of 2018 compared to the fourth fiscal quarter of 2017, provided we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 19% during our third quarter of 2018 compared to the same period of 2017. Our usage was 14% lower, and the average price we paid per MMBtu of natural gas was approximately 6% lower during our third quarter of 2018 compared to the same period of 2017. Management attributes this decrease in natural gas usage to less ethanol production. We expect stable natural gas prices during the remaining quarter of our 2018 fiscal year due to current supply levels of natural gas. Further, if we experience a supply disruption during our 2018 fiscal year, it may lead to significantly higher natural gas costs.

We experienced combined realized and unrealized gains of approximately $2,504,000 for our third quarter of 2018 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $39,000 of combined realized and unrealized losses for the same period of 2017 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our third quarter of 2018 compared to the same period of 2017 due to decreased dues and subscriptions to trade organizations and property tax expense partially offset by higher personnel costs. Management anticipates that our operating expenses will be similar during the remaining quarters of our 2018 fiscal year compared to our 2017 fiscal year.

Other Income (Expense). Other income was slightly higher for our third quarter of 2018 compared to the same period of 2017, due primarily to an increase in equity income from investments. Our investments are in other companies involved in the ethanol industry which, in general, experienced slightly more favorable operating margins and higher production levels during our third quarter of 2018 as compared to the same quarter of 2017.

Comparison of the Nine Months Ended July 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2018 and 2017:

	2018		2017
Income Statement Data	Amount	%	Amount	%
Revenues	$134,830,955	100.0	$156,784,396	100.0
Cost of Goods Sold	131,595,219	97.6	140,214,791	89.4
Gross Profit	3,235,736	2.4	16,569,605	10.6
Operating Expenses	2,862,533	2.1	2,884,924	1.8
Operating Income	373,203	0.3	13,684,681	8.7
Other Income	3,070,875	2.3	5,858,145	3.7
Net Income	$3,444,078	2.6	$19,542,826	12.5

Revenues. Our total revenue was lower for our nine months ended July 31, 2018 compared to the same period of 2017 due to the lower quantities of ethanol and distiller grains sold. In addition, we received lower ethanol and corn oil prices for our nine months ended July 31, 2018 compared to the same period of 2017 partially offset by higher average prices for our distiller grains. For our nine months ended July 31, 2018, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our nine months ended July 31, 2017, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 10% lower for our nine months ended July 31, 2018 compared to the same period of 2017. Management attributes this decrease with a greater supply of ethanol in the market which was not met by corresponding increases in ethanol demand. While export demand was strong during 2017, the ethanol tariffs imposed by Brazil and China negatively impacted market ethanol prices and limited ethanol demand. Many ethanol producers expanded their production capacities during 2017 and others are expected to complete expansions in 2018 which may continue to result in excess market ethanol supplies which could further impact market ethanol prices. If ethanol supply increases at a greater pace compared to ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability for the remaining quarter of 2018.

We sold approximately 9% fewer gallons of ethanol during our nine months ended July 31, 2018 compared to the same period of 2017. Management attributes this decrease in ethanol sales with an extensive maintenance shutdown experienced during the third quarter of our 2018 fiscal year which significantly reduced production during May and June 2018. In addition, we produced and sold non US-grade ethanol for export for a portion of the nine months ended July 31, 2018. This specialized ethanol was exported to an export market at a premium over domestic sales but required us to operate the plant at a reduced capacity. Our total ethanol production was approximately 8% lower during our nine months ended July 31, 2018 as compared to the same period of 2017. Management anticipates that our ethanol sales and production will be similar during the remaining quarter of our 2018 fiscal year compared to our 2017 fiscal year.

During our nine months ended July 31, 2017, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $31,000, which increased our revenue. By comparison, we had no ethanol derivative instruments gains and losses during our nine months ended July 31, 2018.

The average price per ton we received for our dried distillers grains was approximately 35% higher for our nine months ended July 31, 2018 compared to the same period of 2017. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 35% higher for our nine months ended July 31, 2018 compared to the same period of 2017. Management attributes these price increases with higher domestic and export demand. Recently, distiller grains have traded at a relative value closer to 100% of the corn value which is due to higher soybean meal prices. Management anticipates that distiller grains prices will be slightly higher during the remaining quarter of our 2018 fiscal year as long as corn and soybean meal prices remain on their upward trend. However, due to anticipated increases in ethanol production during 2018, we expect that additional distiller grains supply will enter the market which may decrease market distiller grains prices.

Our dried distiller grains production decreased by approximately 5% during our nine months ended July 31, 2018 compared to the same period of 2017. Management attributes this decrease to lower ethanol production during the period. Management anticipates distiller grains production to be similar for the remaining quarter of our 2018 fiscal year compared to our 2017 fiscal year assuming the mix of products between dried distiller grains and modified distiller grains remains positive.

We sold approximately 9% fewer pounds of corn oil during our nine months ended July 31, 2018 compared to the same period of 2017. This decrease in corn oil sales resulted from decreased ethanol production and corn oil extraction. The average price per pound we received for our corn oil was approximately 13% less for our nine months ended July 31, 2018 compared to the same period of 2017. This decrease in corn oil prices occurred due to an increase in market corn oil supply and a decrease in the price of soybean oil, which may be used as a substitute for corn oil in certain circumstances. Management expects corn oil prices to remain lower during our 2018 fiscal year.

Cost of Goods Sold. Our cost of goods sold was lower for our nine months ended July 31, 2018 compared to the same period of 2017 due primarily to a decrease in our corn consumption offset by an increase in the price of natural gas.  Our average cost per bushel of corn during our nine months ended July 31, 2018 was comparable to the same period of 2017.  Management anticipates corn prices to decrease slightly due to increased global corn stocks. Increased corn supply and recently implemented tariffs have resulted in the recent decrease in corn prices. We may continue to experience some short term corn price volatility.

We consumed approximately 8% fewer bushels of corn during our nine months ended July 31, 2018 compared to the same period of 2017 due to an 8% reduction in ethanol production and similar corn conversion efficiency. Management anticipates consistent corn consumption during the rest of our 2018 fiscal year. These assumptions are provided that we continue to experience profitable operating margins which allow us to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 12% during our nine months ended July 31, 2018 compared to the same period of 2017. Our usage decreased by approximately 4% but the average price we paid per MMBtu of natural gas was approximately 17% higher during our nine months ended July 31, 2018 compared to the same period of 2017. Management attributes this increase in natural gas prices to colder weather during our first quarter of 2018 compared to the same period of 2017 which led to a spike in natural gas prices. We expect more stable natural gas prices during the remaining months of our 2018 fiscal year due. However, if we experience a supply disruption it may lead to significantly higher natural gas costs.

We experienced combined realized and unrealized gains of approximately $1,609,000 for our nine months ended July 31, 2018 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $363,000 of combined realized and unrealized gains for the same period of 2017 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses during our nine months ended July 31, 2018 were comparable to the same period of 2017. Management anticipates that our operating expenses will be similar during the remaining quarters of our 2018 fiscal year compared to our 2017 fiscal year due to slightly higher property tax expense potentially offset by differences in employee bonus accruals that are tied to net income.

Other Income (Expense). Other income was lower for our nine months ended July 31, 2018 compared to the same period of 2017, due to a decrease in equity income from investments. Our investments are in other companies involved in the ethanol industry which, in general, experienced less favorable operating margins during our nine months ended July 31, 2018 compared to the same period of 2017. One of our investments made distributions in excess of the equity balance recorded by the Company, totaling approximately $1,172,000 during our nine months ended July 31, 2018, which we recorded as a gain through other income. In comparison, approximately $1,652,000 of excess distributions were received during the same period of 2017. In addition, we had an unrealized loss on our marketable securities during our nine months ended July 31, 2018 which increased our other expenses and we wrote off the value of our note receivable due from Golden Renewable Energy, LLC which equaled approximately $599,000 during our nine months ended July 31, 2018 which also increased our other expenses.

Changes in Financial Condition for the Nine Months Ended July 31, 2018

Current Assets. We had less cash and equivalents and marketable securities at July 31, 2018 compared to October 31, 2017. This decrease in our cash and marketable security position is due primarily to nearly $15 million in distributions we paid to our members during December 2017 and approximately $16.1 million of cash used for capital projects. The value of our accounts receivable was higher at July 31, 2018 compared to October 31, 2017 due to timing of ethanol shipments. The value of our inventory was higher at July 31, 2018 compared to October 31, 2017 due to higher levels of raw materials and ethanol inventory.

Property and Equipment. The net value of our property and equipment was higher at July 31, 2018 compared to October 31, 2017 due to capital projects primarily related to our capacity expansion. We had approximately $14.7 million in construction in progress at July 31, 2018 primarily related to our capacity expansion.

Other Assets. Our other assets were lower at July 31, 2018 compared to October 31, 2017 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the nine months ended July 31, 2018. In addition, we wrote off our note receivable due from Golden Renewable Energy, LLC which reduced our other assets during our first quarter of 2018.

Current Liabilities. Our accounts payable at July 31, 2018 were higher compared to October 31, 2017 due to higher payables to our vendors for expansion related expenses.

Long-term Liabilities. Our long-term liabilities were similar at July 31, 2018 and October 31, 2017.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months, except for additional funds which may be necessary to fund our plant expansion project.  As of July 31, 2018, we had $10 million available pursuant to our revolving term loan and approximately $18 million in cash and equivalents and marketable securities.

We are in the process of expanding the ethanol plant by approximately 30 million gallons per year. We have entered into significant agreements or contracts related to the expansion, totaling approximately $16.1 million, and we anticipate the project will cost approximately $34.0 million, some of which we expect to pay through operating income. However, we may secure additional debt financing, or use existing credit facilities, in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the nine months ended July 31, 2018 and 2017:

	Nine Months Ended July 31,
	2018	2017
Net cash provided by operating activities	$9,168,279	$24,850,591
Net cash (used in) investing activities	(7,029,271)	(8,535,717)
Net cash (used in) financing activities	(14,733,420)	(24,756,992)

Cash Flow From Operations

Our cash flows from operations for the nine months ended July 31, 2018 were lower compared to the same period of 2017 due primarily to decreased net income. This decrease was offset by changes in working capital components.

Cash Flow From Investing Activities

We used less cash for investing activities during our nine months ended July 31, 2018 compared to the same period of 2017 primarily due to an increase in proceeds from the sale of marketable securities offset by an increase in capital expenditures. Our capital expenditures during the 2018 fiscal year were primarily for plant improvements associated with the expansion of production.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2018, we used less cash for financing activities due to less distributions being paid in 2018 as compared to the same period of 2017.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of July 31, 2018, we had $0 outstanding on this loan with a potential accrued interest rate of 5.28% per year. As of July 31, 2018, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2018, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2018. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of July 31, 2018, we had price protection in place for approximately 20% of our anticipated corn needs, 36% of our natural gas needs and none of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,360,000	MMBTU	10%	$377,000
Ethanol	120,000,000	Gallons	10%	15,744,000
Corn	32,117,000	Bushels	10%	11,328,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended July 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2018 and October 31, 2017, (ii) Statements of Operations for the three and nine months ended July 31, 2018 and 2017, (iii) Statements of Cash Flows for the nine months ended July 31, 2018 and 2017, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2018	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	September 14, 2018	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)