Form 10-K
period 2018-10-31
GOLDEN GRAIN ENERGY
filed 2018-12-21
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,"and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐ Yes     ☒ No

As of April 30, 2018, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,802,167. As of April 30, 2018, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $345,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 21, 2018, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

•	Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;

•	The small refiner exemptions which have been granted by the Trump administration which are decreasing demand for ethanol;

•	The impact of the Chinese anti-dumping and countervailing duty on U.S. distiller grains;

•	The Brazilian ethanol import duty and its impact on world ethanol demand and prices;

•	Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;

•	Changes in the availability and price of corn and natural gas;

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

On July 17, 2017, our board approved moving forward with an approximately 30 million gallon per year expansion project. This expansion is expected to increase total plant capacity to 150 million gallons of ethanol per year. The expansion is anticipated to cost approximately $34 million and is expected to be completed during our first fiscal quarter of 2020. We anticipate financing this expansion through a combination of cash generated by our operations and additional debt financing. We have not yet entered into any agreements regarding any additional debt financing.

On November 21, 2016, our board of directors declared a distribution of $0.75 per membership unit for members of record as of November 21, 2016. The total amount of the distribution was $14,904,750. We paid the distribution in December 2016. On May 15, 2017, our board of directors declared a distribution of $0.50 per membership unit for members of record as of that date. The total amount of the distribution was $9,936,500 which was paid in May 2017. On November 20, 2017, our board of directors declared a distribution of $0.75 per membership unit for members of record as of that date. The total amount distributed was $14,904,750 which was paid on December 13, 2017. On November 19, 2018, our board of directors declared a distribution of $0.25 per membership unit for members of record as of that date. The total amount distributed was $4,968,250 which was paid on December 14, 2018.

Principal Products

The principal products that we produce are ethanol, distiller grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our principal products for each of our last three fiscal years.

Product	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016
Ethanol	79%	84%	81%
Distiller Grains	17%	12%	15%
Corn Oil	4%	4%	4%

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. During our 2018 fiscal year, the largest importers of United States distiller grains were Mexico, Turkey, South Korea, Thailand, China and Canada. In addition, the United States exported significant amounts of ethanol to Canada, Brazil, India, China, South Korea, the Philippines and Peru.

Both Brazil and China, each a major source of export demand in the past, have instituted tariffs on ethanol produced in the United States during 2018. The imposition of these duties are expected to result in a further decline in demand from these top importers requiring United States producers to seek out alternative markets.

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

Corn prices were similar during our 2018 fiscal year as a result of consecutive years of favorable corn crops which has increased the amount of corn available to us. As a result of these favorable corn crops, we have not had difficulty securing the corn we need to operate the ethanol plant at prices that have allowed us to operate profitably. However, the general area around our facility experienced less than average corn yields during the 2018 harvest which may impact our ability to secure corn or the price we have to pay for corn in our 2019 fiscal year. In addition, we could experience a drought or other unfavorable weather condition during our 2019 fiscal year which could impact the price we pay for corn and could negatively impact the availability of corn near our plant. If we experience a localized shortage of corn, specifically during our 2019 fiscal year, we may be forced to purchase corn from producers who are farther away from our ethanol plant which can increase our transportation costs. In addition, if new corn customers enter the market, it can increase demand for corn which could result in higher corn costs. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement commenced in December 2004 and continued for a period of 10 years with an option for a 5 year renewal. During our 2014 fiscal year, we provided notice to Interstate Power and Light Company of our election to renew our natural gas transportation agreement and we entered into a renewal of our natural gas transportation agreement until December 31, 2016. Effective January 1, 2017, we entered into a new natural gas transportation agreement with Interstate Power and Light Company. The agreement will continue for a period of 2 years ending on December 31, 2018, with the option for the parties to agree to 1-year extensions thereafter. We do not anticipate any problems securing the natural gas we require to continue to operate the ethanol plant at capacity during our 2019 fiscal year or beyond.

Electricity

We have an agreement with Interstate Power and Light Company to supply all electricity required by the plant. The agreement is month-to-month and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2019 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. We rely more on the City of Mason City to supply us with process water and to handle our wastewater discharge. In November 2018, we commissioned a third water well that has the capacity of producing an additional 500 gallons of water per minute.  With these three wells, we can produce over 1,500 gallons of water per minute on site and will likely be less dependent on the City of Mason City for our water supply.

We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2019 fiscal year or beyond.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit Services of America ("Farm Credit"). For our 2019 fiscal year, we anticipate that our expansion project will use a significant amount of capital. We anticipate using cash from operations along with additional borrowing to complete the expansion project. In addition, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that we will be able to secure sufficient working capital to complete our expansion projects and continue to operate the plant at capacity.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. As of October 31, 2018, the Renewable Fuels Association ("RFA") estimates that there are 213 ethanol production facilities in the United States with capacity to produce approximately 16.1 billion gallons of ethanol per year. The RFA estimates that approximately 3% of the ethanol production capacity in the United States was not operating as of October 31, 2018. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

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
Updated: October 31, 2018

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

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Electric car technology has recently grown in popularity, especially in urban areas. While there are currently a limited number of vehicle recharging stations, making electric cars not feasible for all consumers, there has been increased development of these recharging stations, making electric car technology more widely available. Additional competition from these other sources of alternative energy, particularly in the automobile market, could reduce the demand for ethanol, which would negatively impact our profitability.

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

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sale of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In addition, in recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. However, Chinese tariffs have negatively impacted exports to China which was previously a top destination for distiller grains which has negatively impacted demand a prices. In the event these distiller grains exports continue to decrease, it could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

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

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of conventional and advanced renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). Recently, the EPA has been granting small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018. These small refinery exemptions have had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry.

On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit.

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

Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 143 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2018 fiscal year, we incurred costs and expenses of approximately $185,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

The European Union concluded an anti-dumping investigation related to ethanol produced in the United States and exported to Europe. As a result of this investigation, the European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. This tariff has decreased exports of ethanol to Europe which has negatively impacted the market price of ethanol in the United States. The anti-dumping tariff was scheduled to expire in 2018, however an extension is currently under review. We believe this tariff will continue to negatively impact domestic ethanol prices during our 2019 fiscal year.

In addition, during 2018 China continued to increase its tariff on ethanol produced in the United States which has continued to reduce ethanol exports to China. Due to recent trade disputes between the United States and China, we do not anticipate exports to China will resume in the near future.

In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could continue to negatively impact market ethanol prices in the United States.

Employees

As of October 31, 2018, we had 51 full-time employees and no part-time employees.

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

Risks Relating to Our Business

Our profitability is dependent on a positive spread between the price we receive for our products and the raw material costs required to produce our products. Practically all of our revenue is derived from the sale of our ethanol, distiller grains and corn oil. Our primary raw material costs are related to corn costs and energy costs. Our profitability depends on a positive spread between the market price of the ethanol, distiller grains and corn oil we produce and the raw material costs related to these products. While ethanol, distiller grains and corn oil prices typically change in relation to corn prices, this correlation may not always exist. In the event the prices of our products decrease at a time when our raw material costs are increasing, we may not be able to profitably operate the ethanol plant. Further, if the spread between the price we receive for our products and the raw material costs associated with producing those products is negative for an extended period of time, we may fail which could negatively impact the value of our units.

Declines in the price of ethanol or distiller grains would significantly reduce our revenues. The sales prices of ethanol and distiller grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller grains to continue to be volatile in our 2019 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distiller grains could lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. In recent years, the price of ethanol was less than the price of gasoline which increased demand for ethanol from fuel blenders. Then, gasoline prices were lower which reduced the spread between the price of gasoline and the price of ethanol and led to decreased ethanol demand. If gasoline prices decrease again during our 2019 fiscal year, it could result in lower ethanol prices which could decrease the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. Despite recent trends, the corn crop harvested in the fall of 2018 in the immediate area around our facility was less than in previous years which could negatively impact corn availability and prices during our 2019 fiscal year. Further, poor weather conditions can have a significant impact on corn production. If the corn crop harvested in future years is smaller than we have recently experienced, it is possible that we could experience corn shortages which could negatively impact our ability to operate the ethanol plant. We may also experience a shortage of corn in our local market which may not increase national corn prices but may require us to increase our corn basis in order to attract corn which can impact our overall corn costs. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

If RPMG fails, it may negatively impact our ability to profitably operate the ethanol plant. All of our ethanol, distiller grains and corn oil is marketed by RPMG. Therefore, nearly all of our revenue is derived from sales that are secured by RPMG. If RPMG is unable to market all of our products, it may negatively impact our ability to profitably operate the ethanol plant. While management believes that we could secure an alternative marketer if RPMG were to fail, switching marketers may negatively impact our cash flow and our ability to continue to operate the ethanol plant. If we are unable to sell all of our ethanol, distiller grains and corn oil at prices that allow us to operate profitably, it may decrease the value of our units.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past, the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2019 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2019 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was recently the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distiller grains produced in the United States. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil after a small quota is reached. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 143 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. In addition, restrictions on the evaporative emissions of E15 during the summer months can limit the availability of E15 in some markets. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, Pacific Ethanol, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

Competition from the advancement of alternative fuels and electric vehicles may lessen demand for ethanol. Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development. A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, and electric cars or clean burning gaseous fuels. Like ethanol, these emerging technologies offer an option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. If these alternative technologies continue to expand and gain broad acceptance and become readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, resulting in lower ethanol prices that might adversely affect our results of operations and financial condition.

If exports of ethanol are reduced, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2018 fiscal year with exports of ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2017, China and Brazil both implemented import tariffs on United States ethanol and the European Union has maintained a tariff since 2012. As a result of small refinery exemptions in 2018, we are experiencing the impact of excess ethanol supplies in the market. Without exports of ethanol, excess ethanol supplies in the United States will continue which could continue to negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Failures of our information technology infrastructure could have a material adverse effect on operations.  We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses and ransomware attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected.

A cyber attack or other information security breach could have a material adverse effect on our operations and result in financial losses. We are regularly the target of attempted cyber and other security threats and must continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and ransomware as well as other events that could have a security impact.  If we are unable to prevent cyber attacks and other information security breaches, we may encounter significant disruptions in our operations which could adversely impact our business, financial condition and results of operations or result in the unauthorized disclosure of confidential information. Such breaches may also harm our reputation, result in financial losses or subject us to litigation or other costs or penalties.

Risks Related to Regulation and Governmental Action

Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2018, the EPA released its final rule and set the 2019 total volume obligation at 19.92 billion gallons of which 15.0 billion gallons could be met by corn-based ethanol. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The EPA's small refinery exemptions significantly reduced ethanol demand in 2018 which may continue. In 2018, the EPA issued exemptions from the RFS to certain small refiners which may have reduced the corn-based RFS requirement for 2018 by more than 2 billion gallons. These reductions in the corn-based ethanol use requirements have resulted in significant decreases in ethanol demand and have severely impacted ethanol prices during our 2018 fiscal year and we expect this impact to continue. If the EPA continues to exempt small refiners from the RFS it will further erode demand for ethanol domestically which will decrease prices and may prevent us from profitably operating the ethanol plant.

The California Low Carbon Fuel Standard may decrease demand for corn-based ethanol which could negatively impact our profitability. California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that these regulations restrict corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market. If the ethanol industry is unable to supply corn-based ethanol to California, it could significantly reduce demand for the ethanol we produce. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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

Carbon dioxide may be regulated in the future by the EPA as an air pollutant requiring us to obtain additional permits and install additional environmental mitigation equipment, which could adversely affect our financial performance. In 2007, the Supreme Court decided a case in which it ruled that carbon dioxide is an air pollutant under the Clean Air Act for motor vehicle emissions. In 2011 the EPA issued a tailoring rule that deferred greenhouse gas regulations for ethanol plants until July of 2014. However, in July of 2013 the D.C. Circuit issued an opinion vacating the EPA's deferral of those regulations for biogenic sources, including ethanol plants. On June 23, 2014 the U.S. Supreme Court affirmed in part and reversed in part the D.C. Circuit’s decision. For plants that already hold PSD permits the court generally affirmed the EPA's ability to regulate greenhouse gas emissions. Our plant produces a significant amount of carbon dioxide. While there are currently no regulations restricting carbon dioxide emissions, if the EPA or the State of Iowa were to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other as yet unknown steps to comply with these potential regulations. Compliance with any future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the ethanol plant profitably which could decrease or eliminate the value of our units.

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45%.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall United States ethanol export demand, which could have a negative effect on domestic ethanol prices.

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

As of December 21, 2018, there were approximately 825 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2017 1st	—	—	—	None
2017 2nd	—	—	—	None
2017 3rd	$7.00	$7.00	$7.00	10,000
2017 4th	—	—	—	None
2018 1st	—	—	—	None
2018 2nd	$7.25	$8.00	$7.38	24,000
2018 3rd	$7.00	$7.75	$7.41	116,000
2018 4th	$7.50	$7.75	$7.63	20,000

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2017 1st	—	—	—	None
2017 2nd	—	—	—	None
2017 3rd	—	—	—	None
2017 4th	—	—	—	None
2018 1st	—	—	—	None
2018 2nd	—	—	—	None
2018 3rd	—	—	—	None
2018 4th	$8.00	$8.00	$8.00	10,000

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2017 1st	$6.25	$6.50	$6.42	15,000
2017 2nd	$6.25	$6.50	$6.42	15,000
2017 3rd	$6.50	$7.00	$6.75	30,000
2017 4th	$8.00	$8.00	$8.00	20,000
2018 1st	—	—	—	—
2018 2nd	$7.00	$7.25	$7.17	45,000
2018 3rd	$7.50	$7.50	$7.50	22,000
2018 4th	$7.50	$7.50	$7.50	25,000

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

DISTRIBUTIONS

Distributions are paid to our unit holders in proportion to the number of units held by each unit holder, regardless of class. A unit holder's distribution is determined by dividing the number of units owned by the unit holder by the total number of units outstanding, regardless of class. Our board of directors has complete discretion over the timing and amount of distributions to our unit holders subject to certain restrictions in our credit agreements and our operating agreement. Our operating agreement requires the board of directors to try to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability related to owning our units in a timely fashion. Our expectations with respect to our ability to make future distributions are discussed further in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Distributions are restricted by certain loan covenants in our credit agreements with Farm Credit. During our 2018 fiscal year, our loan covenants with Farm Credit were amended allowing us to make distributions to our members up to 100% of our prior year's net income if following the distribution we have at least $15 million in working capital. Also, in the event our working capital will exceed $20 million following the distribution, our ability to make distributions to our members is not limited by our loan covenants. During our 2017 fiscal year, we made two distributions to our members for a total of $1.25 per membership unit for a total distribution of $24,841,250. During our 2018 fiscal year, we made one distribution to our members for a total of $0.75 per membership unit for a total distribution of $14,904,750. Subsequent to the end of our 2018 fiscal year, on November 19, 2018, our board of directors declared a distribution of $0.25 per membership unit for a total of $4,968,250 to be paid to members of record as of November 19, 2018. The distribution was paid in December 2018.

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2013, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2013. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$700
$600
$500
$400
$300
$200
$100
$0
2013
2014
2015
2016
2017
2018
ASSUMES $100 INVESTED ON NOV. 01, 2013
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 31, 2018

Company/Market/Peer Group	10/31/2013	10/31/2014	10/31/2015	10/31/2016	10/31/2017	10/31/2018
Golden Grain Energy, LLC	$100.00	$210.34	$370.25	$425.89	$491.42	$596.72
NASDAQ Index	$100.00	$119.58	$132.01	$135.52	$177.71	$195.01
SIC Code Index	$100.00	$122.87	$120.47	$115.04	$141.11	$133.81

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2016, 2015 and 2014 and the selected statement of operations data and other financial data for the years ended October 31, 2015 and 2014 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2018 and 2017 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2018 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2018	2017	2016	2015	2014
Revenues	$179,501,244	$213,455,567	$200,697,852	$221,149,134	$289,152,549
Cost of Goods Sold	175,745,659	188,326,404	185,345,104	194,216,462	225,335,539
Insurance Claim Recoveries, net	1,600,000	—	—	—	—
Gross Profit	5,355,585	25,129,163	15,352,748	26,932,672	63,817,010
Operating Expenses	3,623,272	3,844,410	3,646,121	3,407,954	3,569,152
Operating Income	1,732,313	21,284,753	11,706,627	23,524,718	60,247,858
Other Income (Expense), net	4,638,986	8,114,071	8,686,615	8,421,801	19,031,679
Net Income	$6,371,299	$29,398,824	$20,393,242	$31,946,519	$79,279,537
Weighted Average Units Outstanding	19,873,000	19,873,000	19,873,000	19,873,000	19,881,333
Net Income Per Unit	$0.32	$1.48	$1.03	$1.61	$3.99
Cash Distributions per Unit	$0.75	$1.25	$0.95	$3.10	$0.90

Balance Sheet Data:	2018	2017	2016	2015	2014
Current Assets	$35,164,094	$53,988,590	$48,098,413	$47,036,908	$70,279,557
Net Property and Equipment	73,878,806	63,477,489	66,686,967	62,130,548	59,644,340
Other Assets	26,229,379	26,363,336	25,978,526	28,987,864	37,633,918
Total Assets	135,272,279	143,829,415	140,763,906	138,155,320	167,557,815
Current Liabilities	7,634,070	7,716,286	9,237,168	8,114,578	7,791,972
Long-Term Liabilities	536,414	477,883	449,066	476,962	542,282
Members' Equity	127,101,795	135,635,246	131,077,672	129,563,780	159,223,561
Book Value Per Unit	$6.40	$6.83	$6.60	$6.52	$8.01

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2018 and 2017

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2018 and 2017:

	2018		2017
Statement of Operations Data	Amount	%	Amount	%
Revenues	$179,501,244	100.0	$213,455,567	100.0
Cost of Goods Sold	175,745,659	97.9	188,326,404	88.2
Insurance Claim Recoveries, net	1,600,000	0.9	—	—
Gross Profit	5,355,585	3.0	25,129,163	11.8
Operating Expenses	3,623,272	2.0	3,844,410	1.8
Operating Income	1,732,313	1.0	21,284,753	10.0
Other Income (Expense), net	4,638,986	2.6	8,114,071	3.8
Net Income	$6,371,299	3.5	$29,398,824	13.8

Revenues. Our total revenue was lower for our 2018 fiscal year compared to the same period of 2017, primarily due to decreases in the average price we received for ethanol and corn oil sales. We produced less ethanol, dried distiller grains and corn oil during our 2018 fiscal year compared to the same period of 2017. For our 2018 fiscal year, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our 2017 fiscal year, ethanol sales accounted for approximately 84% of our total revenue, distiller grains sales accounted for approximately 12% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price we received per gallon of ethanol we sold was approximately 11% lower for our 2018 fiscal year compared to the same period of 2017. Management attributes this decrease in the average price we received for our ethanol to higher ethanol supplies and lower demand. Uncertainty existed throughout our 2018 fiscal year related to whether the EPA would grant additional Small Refiner Exemption Waivers (SRE) as part of the Renewable Fuels Standard (RFS) for 2018.

We produced approximately 8% less gallons and sold approximately 10% less gallons of ethanol during our 2018 fiscal year compared to the same period of 2017 due to decreased ethanol production stemming from reduced crush margins and plant production issues experienced during our third fiscal quarter of 2018. Our corn to ethanol conversion rate was similar in 2018 and 2017. Management anticipates that ethanol production will be more steady during our 2019 fiscal year compared to our 2018 fiscal year, but due to negative margins, we will likely have similar overall production rates in 2019 compared to production rates of 2018. In May 2018, our production was impacted by damage we experienced to our distillation columns following our spring shutdown. As a result of this loss, we filed a claim for business interruption insurance due to the fact that our operations were interrupted for approximately four weeks. In October 2018 we settled this insurance claim for approximately $3 million, of which approximately $1.6 million was related to our business interruption claim. We received the settlement funds in November 2018.

If ethanol exports are reduced in the future or if additional SREs are issued, it may lead to excess ethanol supply in the United States which could negatively impact ethanol prices. Management anticipates that ethanol prices will decrease during our 2019 fiscal year as a result of the 2018 ethanol blending rate being lower than the RFS as a result of the SRE waivers that have been issued during prior years and may be issued in 2019.

During our 2018 fiscal year, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $2,000 which increased our revenue. By comparison, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $32,000 during our 2017 fiscal year which increased our revenue.

The average price per ton we received for our dried distiller grains was approximately 25% more for our 2018 fiscal year compared to the same period of 2017, and the average price per ton we received for our modified/wet distiller grains was approximately 25% more for our 2018 fiscal year compared to the same period of 2017. Management attributes these price increases with strong global protein markets, specifically in soybean meal, and increasing domestic livestock production during the 2018 period. Since distiller grains are primarily used as a feed substitute for corn and soybean meal, when soybean or corn prices increase and the supply of these competing products decrease, it positively impacts distiller grains demand and prices. Management anticipates that global corn and soybean prices and demand will remain relatively stable during our 2019 fiscal year due to the size of the 2018 corn harvest and relatively stable corn demand. However, the area directly around the production facility experienced less than average yields during the 2018 harvest which may increase local demand and price. As a result, management anticipates global distiller grains prices will remain steady during our 2019 fiscal year but local prices may be higher.

Distiller grains prices have been impacted during our recent fiscal years as a result of Chinese trade policies which impacted distiller grains. In 2017, China implemented final tariffs on United States distiller grains which essentially closed the Chinese markets for United States producers. Management believes that this trade dispute has negatively impacted our profitability which could continue during our 2019 fiscal year. In addition, trade negotiations and tariffs continue to affect global supply and demand of both corn and distiller grains. If there are significant changes in the policies, it could have a material impact on both demand and commodity pricing.

We sold approximately 10% less total tons of distiller grains during our 2018 fiscal year compared to the same period of 2017 due to decreased ethanol production. We also increased the amount of corn oil we were extracting from our distiller grains during our 2018 fiscal year which somewhat attributed to reducing the total tons of distiller grains we had available for sale. Management anticipates relatively stable distiller grains production during our 2019 fiscal year as we anticipate a similar amount of ethanol production during our 2019 fiscal year and continued plant efficiencies.

The average price we received for our corn oil was approximately 13% less during our 2018 fiscal year compared to the same period of 2017. This decrease in corn oil prices occurred due to an increase in corn oil supply. Management believes that an increase in total corn oil supply outpaced corn oil demand. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production.

We sold approximately 6% fewer pounds of corn oil during our 2018 fiscal year compared to the same period of 2017 due to a decrease in ethanol production, partially offset by a 1% increase in the amount of corn oil we extracted from a bushel of corn for the 2018 period. Management anticipates a similar amount of corn oil sales during our 2019 fiscal year.

Cost of Goods Sold. Our cost of goods sold was lower for our 2018 fiscal year compared to the same period of 2017 due to lower corn and natural gas consumption driven by decreased ethanol production. Our average cost per bushel of corn before derivative activities was similar during our 2018 fiscal year compared to the same period of 2017. Corn prices have remained steady following the end of our 2018 fiscal year due to a large national corn crop which was harvested in the fall of 2018; however, the local harvest produced corn yields less than historical averages which may put additional pressure on the price we have to pay for corn. Management anticipates that global corn supplies will remain favorable during our 2019 fiscal year with tighter local supplies. These prices could be impacted by the amount of corn which is planted during 2019 which could result in higher corn prices later in our 2019 fiscal year. In addition, continued trade policy and tariffs have impacted the corn market in 2018 and changes in those policies may have a significant impact on the price of corn.

We consumed approximately 8% fewer bushels of corn during our 2018 fiscal year compared to 2017 due primarily to decreased ethanol production. We were able to maintain our corn conversion efficiency during our 2018 fiscal year compared to 2017 which allowed us to produce similar gallons of ethanol per bushel of corn in each year. Management anticipates consistent corn consumption during our 2019 fiscal year compared to our 2018 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Despite reduced ethanol production, our natural gas costs increased by approximately 8% during our 2018 fiscal year compared to the same period of 2017 primarily due to significantly higher natural gas costs during the first quarter of our 2018 fiscal year as compared to the same period of 2017. The average price we paid per MMBtu of natural gas was approximately 13% higher during our 2018 fiscal year compared to the same period of 2017. Management attributes this increase in natural gas prices with a colder than average winter in 2018 that included long periods of extremely cold temperatures. Management anticipates that 2019 natural gas prices will be lower than our 2018 fiscal year due to derivative positions that we anticipate will help protect from market and weather volatility during 2019. However, if we experience an exceptionally cold and long winter during our 2019 fiscal year or a significant change in supply, we could see a slight increase in natural gas prices.

Our natural gas consumption during our 2018 fiscal year decreased by approximately 5% compared to our 2017 fiscal year. Management attributes this decrease to less ethanol gallons produced offset by an increase in natural gas usage per gallon of ethanol. We used more natural gas per gallon of ethanol production during our 2018 fiscal year which decreased our gas efficiency by approximately 3% per gallon.

We experienced approximately $2,767,000 of combined realized and unrealized gains for our 2018 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $2,001,000 of combined realized and unrealized gains for our 2017 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our 2018 fiscal year compared to the same period of 2017 primarily due to less employee bonuses, which are partially based off of net income. Management anticipates that our operating expenses will be comparable during our 2019 fiscal year to our 2018 fiscal year.

Other Income (Expense). Other income (expense) items, including equity in net income of investments, interest and other, were lower for our 2018 fiscal year compared to the same period of 2017 due primarily to a decrease in our portion of the net income generated by our investments. Our investments are in companies in the ethanol industry. One of our investments continued to make distributions in excess of the equity balance recorded by the Company and therefore that excess is recorded as income for our 2018 fiscal year; however, they made less distributions in 2018 than in 2017. We had other expenses during our 2018 fiscal year compared to other income in 2017 due to a decrease in income from marketable securities and investments not recorded on the equity method of accounting. In addition, we wrote off the value of our note receivable due from Golden Renewable Energy, LLC which equaled approximately $599,000 during our 2018 fiscal year. Management anticipates decreased income from our investments during our 2019 fiscal year compared to our 2018 fiscal year due to current market factors.

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

The average price we received per gallon of ethanol we sold was approximately 6% higher for our 2017 fiscal year compared to the same period of 2016. Management attributes this increase in the average price we received for our ethanol to higher gasoline and higher export demand. In addition, uncertainty existed throughout our 2016 fiscal year related to whether the EPA would reduce the ethanol use requirement in the RFS for 2017. This negative impact was especially pronounced due to low gasoline prices in the first half of our 2016 fiscal year until the EPA announced the ethanol use requirement for 2017 in the fall of 2016.

We produced approximately 3% more gallons and sold approximately 4% more gallons of ethanol during our 2017 fiscal year compared to the same period of 2016 due to increased ethanol production stemming from plant improvement projects implemented during the 2017 fiscal year that targeted plant efficiency improvements. In addition, we had a 1% increase in our corn to ethanol conversion rate which allowed us to produce more gallons of ethanol with the same amount of corn.

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

Distiller grains prices were negatively impacted during our recent fiscal years as a result of Chinese trade policies which impacted distiller grains. In 2017, China implemented final tariffs on U.S. distiller grains which essentially closed the Chinese markets for U.S. producers. Management believes that this trade dispute negatively impacted our profitability.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2018 and 2017

Current Assets. We had approximately $9.3 million in cash and equivalents at October 31, 2018 compared to $17.5 million in cash and equivalents at October 31, 2017. In addition, at October 31, 2018 we had approximately $10.6 million in marketable securities associated with short-term investments we purchased during our recent fiscal years. This compares to approximately $22.3 million of marketable securities at October 31, 2017. We had less accounts receivable at October 31, 2018 compared to October 31, 2017 which correlates to more gallons of ethanol in ending inventory on October 31, 2018 compared to

October 31, 2017. The increase in other receivables as of October 31, 2018 was from a receivable on an insurance claim recovery of approximately $3.0 million.

Property and Equipment. The net value of our property and equipment was higher at October 31, 2018 compared to October 31, 2017 due to regular depreciation offset by approximately $18.5 million of capital expenditures. Plant improvements during our 2018 fiscal year primarily included activities in connection with our plant expansion including a new slurry system, warehouse, process wells and fermentors.

Other Assets. Our investments and other assets were slightly higher at October 31, 2018 compared to October 31, 2017 due mainly to fewer distributions received from investments compared to net income generated by investments during the 2018 fiscal year which increases the asset balance.

Current Liabilities. Our accounts payable balance was slightly higher at October 31, 2018 compared to October 31, 2017 due primarily to an increase in our payables for construction in process at October 31, 2018. Our accrued expenses were lower at October 31, 2018 compared to October 31, 2017 due to a decrease in accrued bonuses for employees and management which are partially based on net income of the Company.

Long-term Liabilities. Our deferred compensation was higher at October 31, 2018 compared to October 31, 2017 due to higher amounts of deferral of the management bonus that was awarded during our 2017 fiscal year, but paid in our 2018 fiscal year.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund our plant expansion project or if the current negative margin environment continues for an extended period of time. As of October 31, 2018, we had $10 million available pursuant to our revolving term loan. In addition, we had approximately $9.3 million in cash and equivalents and approximately $10.6 million in short-term marketable securities at October 31, 2018. Following the end of our 2018 fiscal year, we issued a distribution to our members in the amount of $4,968,250 which used cash after the end of our 2018 fiscal year.

We are in the process of expanding the ethanol plant by approximately 30 million gallons per year. We have entered into material agreements related to the expansion, totaling approximately $18 million, and we anticipate the project will cost approximately $34 million, some of which we expect to pay through operating income. However, we may secure additional debt financing in the future to pay a portion of the costs associated with the project especially if the current market environment continues to be at negative levels. Also, management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

Other than the debt we anticipate incurring for our plant expansion project, we do not anticipate securing any additional equity or debt financing for working capital in the next 12 months. However, we are currently experiencing unfavorable operating conditions and should these conditions last for an extended period of time, we may have to secure additional sources of capital.

The following table shows our cash flows for the fiscal years ended October 31, 2018 and 2017:

	Fiscal Year Ended October 31
	2018	2017
Net cash provided by operating activities	$13,424,754	$37,544,066
Net cash (used in) investing activities	(6,886,716)	(11,831,745)
Net cash (used in) financing activities	(14,733,420)	(24,726,324)

Cash Flow From Operations

Our cash flows from operations for our 2018 fiscal year were lower compared to our 2017 fiscal year due primarily to decreased net income during the 2018 period. We also received more cash from our change in accounts receivable and less cash from our change in inventory during our 2018 fiscal year compared to our 2017 fiscal year.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2018 fiscal year compared to the same period of 2017 primarily due to an increase in capital expenditures offset by an increase in net proceeds from purchases and sales of marketable securities. Our capital expenditures during our 2018 fiscal year were primarily for plant improvements associated with a new slurry system, warehouse, process wells and fermentors. During our 2017 fiscal year, we used cash primarily for plant improvements associated with new cooling towers and co-gen facility. In addition, during our 2017 fiscal year, we received insurance proceeds from an involuntary asset conversion.

Cash Flow From Financing Activities.

We used less cash for financing activities during our 2018 fiscal year as compared to our 2017 fiscal year primarily due to smaller distributions paid to our members during our 2018 fiscal year.

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

Cash Flow From Investing Activities

We used less cash for investing activities during our 2017 fiscal year compared to the same period of 2016 primarily due to a decrease in capital expenditures offset by an increase in net purchases of marketable securities. Our capital expenditures during our 2017 fiscal year were primarily for plant improvements associated with new cooling towers and the co-generation system. During our 2016 fiscal year, we used cash primarily for plant improvements associated with new cooling towers and the water treatment building. In addition, during our 2017 fiscal year, we received insurance proceeds from an involuntary asset conversion.

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

Variable Line of Credit

We have a long-term revolving line of credit. During our 2018 fiscal year, interest on this loan accrued at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of October 31, 2018, we had no outstanding balance on this loan with an accrued interest rate of 5.46% per year. As of October 31, 2018, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of October 31, 2018, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2018:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$3,418,000	$1,217,000	$1,687,000	$514,000	$—
Purchase Obligations	13,738,000	13,738,000	—	—	—
Total Contractual Cash Obligations	$17,156,000	$14,955,000	$1,687,000	$514,000	$—

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2018 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2018, we had price protection in place for approximately 13% of our anticipated corn needs, approximately 23% of our natural gas needs and 1% of our ethanol sales for the next 12 months. We also had price protection in place for approximately 19% of our anticipated natural gas needs for a period from 13-24 months from October 31, 2018.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2018, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2018. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	754,000	MMBTU	10%	$224,000
Ethanol	119,160,000	Gallons	10%	13,846,000
Corn	34,640,000	Bushels	10%	11,584,000

For comparison purposes, our sensitivity analysis for our 2017 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,892,000	MMBTU	10%	$839,000
Ethanol	120,000,000	Gallons	10%	16,500,000
Corn	34,215,420	Bushels	10%	11,226,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Golden Grain Energy, LLC.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Golden Grain Energy, LLC (the Company) as of October 31, 2018 and 2017, the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2006.

Des Moines, Iowa
December 21, 2018

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2018	October 31, 2017

Current Assets
Cash and equivalents	$9,322,805	$17,518,187
Marketable securities	10,559,242	22,311,983
Accounts receivable	1,085,581	5,940,197
Other receivables	3,784,114	674,150
Derivative instruments	804,952	764,713
Inventory	6,876,956	4,304,796
Prepaid expenses and other	2,730,444	2,474,564
Total current assets	35,164,094	53,988,590

Property and Equipment
Land and land improvements	12,961,713	12,961,713
Building and grounds	31,319,540	28,617,796
Grain handling equipment	16,046,157	15,833,823
Office equipment	275,086	213,207
Plant and process equipment	108,786,485	104,222,168
Construction in progress	12,887,773	1,562,807
	182,276,754	163,411,514
Less accumulated depreciation	108,397,948	99,934,025
Net property and equipment	73,878,806	63,477,489

Other Assets
Investments	25,719,513	25,009,140
Other assets	509,866	1,354,196
Total other assets	26,229,379	26,363,336

Total Assets	$135,272,279	$143,829,415

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2018	October 31, 2017

Current Liabilities
Accounts payable	$4,465,376	$4,192,944
Accrued expenses	2,801,329	3,429,899
Other current liabilities	367,365	93,443
Total current liabilities	7,634,070	7,716,286

Long-term Liabilities-Deferred compensation	536,414	477,883

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	127,101,795	135,635,246

Total Liabilities and Members’ Equity	$135,272,279	$143,829,415

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016

Revenues	$179,501,244	$213,455,567	$200,697,852

Cost of Goods Sold	175,745,659	188,326,404	185,345,104

Insurance claim recoveries, net (see note 14)	1,600,000	—	—

Gross Profit	5,355,585	25,129,163	15,352,748

Operating Expenses	3,623,272	3,844,410	3,646,121

Operating Income	1,732,313	21,284,753	11,706,627

Other Income (Expense)
Other income (expense)	(643,461)	655,000	426,380
Interest income (expense)	18,672	(18,638)	(5,192)
Equity in net income of investments	5,263,775	7,477,709	8,265,427
Total Other Income	4,638,986	8,114,071	8,686,615

Net Income	$6,371,299	$29,398,824	$20,393,242

Basic & diluted net income per unit	$0.32	$1.48	$1.03
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$0.75	$1.25	$0.95

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2018	October 31, 2017	October 31, 2016
Cash Flows from Operating Activities
Net income	$6,371,299	$29,398,824	$20,393,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,092,277	9,119,688	8,843,533
Unrealized (gain) loss on risk management & marketable securities	71,059	(465,112)	64,851
Loss on disposal of assets	3,140	—	—
Amortization of deferred revenue	(93,443)	(163,884)	(51,229)
Cancelation of note receivable	599,421	—	—
Change in accretion of interest on grant & note receivable	(188,138)	18,979	(194,156)
Distributions (earnings) in excess of earnings (distributions) from investments	(710,373)	(549,280)	2,859,583
Gain on insurance proceeds from involuntary conversion & business interruption	(3,000,000)	(489,852)	—
Deferred compensation expense	58,531	122,260	76,825
Change in assets and liabilities
Accounts receivable	4,854,616	261,907	(3,484,512)
Inventory	(2,572,160)	2,600,888	(39,179)
Prepaid expenses and other	(189,669)	(990,699)	16,178
Accounts payable	(243,236)	(1,777,738)	848,661
Accrued expenses	(628,570)	458,085	63,946
Net cash provided by operating activities	13,424,754	37,544,066	29,397,743

Cash Flows from Investing Activities
Capital expenditures	(18,538,159)	(6,154,333)	(13,154,853)
Proceeds from sale of equipment	10,000	—	—
Insurance proceeds from involuntary conversion	—	648,752	—
Purchase of marketable securities	(34,645)	(9,061,164)	(13,750,000)
Proceeds from sale of marketable securities	11,676,088	2,750,000	11,505,123
Purchase of investments	—	(15,000)	—
Net cash (used in) investing activities	(6,886,716)	(11,831,745)	(15,399,730)

Cash Flows from Financing Activities
Distributions to members	(14,904,750)	(24,841,250)	(18,879,350)
Refund on utility right costs	—	30,668	—
Payments received on grant receivable	171,330	84,258	329,498
Net cash (used in) financing activities	(14,733,420)	(24,726,324)	(18,549,852)
Net Increase (Decrease) in Cash and Equivalents	(8,195,382)	985,997	(4,551,839)
Cash and Equivalents – Beginning of Period	17,518,187	16,532,190	21,084,029
Cash and Equivalents – End of Period	$9,322,805	$17,518,187	$16,532,190
Supplemental Cash Flow Information
Interest paid	$56,609	$51,157	$54,787

Supplemental Disclosure of Noncash Operating & Investing Activities
Accounts Payable related to construction in process	$1,304,936	$421,903	$552,691
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the years ended October 31, 2018, 2017 and 2016

Balance - October 31, 2015	$129,563,780
Distribution for 19,873,000 Class A and Class B units, Dec 2015 & May 2016, $0.95 per unit	(18,879,350)
Net Income	20,393,242
Balance - October 31, 2016	131,077,672
Distribution for 19,873,000 Class A and Class B units, November 2016 & May 2017, $1.25 per unit	(24,841,250)
Net Income	29,398,824
Balance - October 31, 2017	135,635,246
Distribution for 19,873,000 Class A and Class B units, November 2017 $0.75 per unit	(14,904,750)
Net Income	6,371,299
Balance - October 31, 2018	$127,101,795

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Golden Grain Energy, LLC ("Golden Grain Energy" and the "Company") is an approximately 120 million gallon annual production ethanol plant near Mason City, Iowa. The Company sells its production of ethanol, distiller grains with solubles and corn oil primarily in the continental United States. The Company also holds several investments in various companies that focus on ethanol production, marketing and/or logistics.

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds and certificates of deposit all with maturities of less than one year. For the periods ended October 31, 2018 and 2017, there was no other-than-temporary impairment recognized. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

	Year Ended October 31,
	2018	2017	2016
Net earnings (loss) on marketable securities	$(135,000)	$183,000	$298,000

	Marketable Securities
As of	Cost	Fair Market Value	Certificates of Deposit
October 31, 2018	$10,857,000	$10,559,000	$—
October 31, 2017	22,411,000	22,312,000	1,250,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended October 31, 2018, for all companies, is based on the investee's results for the twelve month period ended September 30 of each year.

Note Receivable
The Company carried a note receivable from an unrelated party with a balance of approximately $599,000 as of October 31, 2017, included in other assets. This balance included the original face value plus accrued interest. During 2018, the Company deemed the likelihood of collecting on the note receivable remote and wrote-off the entire balance, which is included in other expense on the statement of operations for the period ended October 31, 2018.
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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2018, 2017 or 2016 for environmental liabilities.

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2018 fiscal year, ethanol sales accounted for approximately 79% of total revenue, distiller grains sales accounted for approximately 17% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 76% of cost of goods sold.

The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs,

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

Recent Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statements but expects that upon adoption of this accounting standard, right of use assets and lease obligations recognized on the balance sheet will be material.

In August 2018, FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes some of the disclosure requirements related to fair value measurements related to the Level 1, 2 and 3 investments. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statements.

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

Reclassification
Certain items in the balance sheet as of October 31, 2017 and statements of cash flows for the years ended October 31, 2017 and 2016 have been reclassified to conform to the presentation as of and for the year ended October 31, 2018. The changes do not affect net liabilities or net cash flow but were changed to agree with the classifications used in the October 31, 2018 financial statements.

2.    INVENTORY

Inventory consisted of the following as of October 31, 2018 and October 31, 2017:

	October 31, 2018	October 31, 2017
Raw Materials	$2,859,081	$2,657,993
Work in Process	1,232,248	1,126,913
Finished Goods	2,785,627	519,890
Totals	$6,876,956	$4,304,796

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (5.46% as of October 31, 2018). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of October 31, 2018, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of October 31, 2018 and 2017, the Company had no outstanding borrowings.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from employees, members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (See Note 6). The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended October 31, 2018, 2017 and 2016 totaled approximately $41,478,000, $33,317,000 and $64,318,000, respectively. As of October 31, 2018 and 2017, the amounts owed to related parties was approximately $420,000 and $205,000, respectively (See Note 6).

5.    EMPLOYEE BENEFIT PLANS

The Company had a deferred phantom unit compensation plan for certain employees equal to 1% of net income for its fiscal year ended October 31, 2014. Currently, the Company has a cash bonus compensation plan which is paid shortly after the fiscal year in which the cash bonus is earned. During the fiscal years ended October 31, 2018, 2017 and 2016, the Company recorded compensation expense related to the prior deferred phantom unit compensation plan of approximately $59,000, $122,000 and $77,000, respectively. As of October 31, 2018 and 2017, the Company had a liability of approximately $536,000 and $478,000 outstanding as deferred compensation, respectively, and had no additional expense to be recognized as future compensation expense as all units are fully vested as of October 31, 2018.

The Company has a retirement plan which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $154,000, $118,000 and $100,000 during the years ended October 31, 2018, 2017 and 2016, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	2018	2017	2016
Sales ethanol, distiller grains & corn oil	$180,056,000	$213,923,000	$201,243,000
Marketing fees	556,000	500,000	462,000

As of	October 31, 2018	October 31, 2017
Amount due from RPMG	$1,080,000	$5,940,000

During 2018 and 2017, the Company entered into multiple construction agreements as part of plans to expand plant capacity. Total commitment under these agreements total approximately $18 million of which approximately $7.3 million is to a related party. The Company has incurred costs related to the expansion project totaling approximately $15 million of which approximately $6.1 million is to a related party. The total expansion project costs are estimated at approximately $34 million. The project is expected to be completed in the winter of 2020 and no other commitments have been executed.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2018, 2017 and 2016 and the fair value of derivatives as of October 31, 2018 and 2017:

	Statement of Operations Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:

Commodity Contracts for the	Revenue	$—	$2,000	$2,000
fiscal year 2018	Cost of Goods Sold	2,659,000	108,000	2,767,000
	Total	$2,659,000	$110,000	$2,769,000

Commodity Contracts for the	Revenue	$—	$32,000	$32,000
fiscal year 2017	Cost of Goods Sold	1,618,000	383,000	2,001,000
	Total	$1,618,000	$415,000	$2,033,000

Commodity Contracts for the	Revenue	$(51,000)	$(32,000)	$(83,000)
fiscal year 2016	Cost of Goods Sold	3,981,000	147,000	4,128,000
	Total	$3,930,000	$115,000	$4,045,000

	Balance Sheet Classification	October 31, 2018	October 31, 2017
Futures and option contracts
In gain position		$801,000	$371,000
In loss position		(340,000)	(21,000)
Cash held by broker		344,000	415,000
	Current Asset	$805,000	$765,000

As of October 31, 2018, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $411,000 of the purchase commitments and all of the sale commitments were with related parties. As of October 31, 2018 the Company recognized an impairment on our forward purchase contracts of approximately $394,000. This reduced inventory on the balance sheet and increased cost of good sold on the statement of operations.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Commitments Through	Amount
Sale commitments
Distiller grains - fixed price	November 2018	$3,057,000
Corn Oil - fixed price	December 2018	1,410,000

Purchase commitments
Corn - fixed price	July 2019	$7,396,000
Corn - basis contract	December 2018	1,734,000
Natural gas - fixed price	June 2020	3,379,000

As of October 31, 2018, the Company has fixed price futures and forward contracts in place for approximately 13% of anticipated corn needs and 1% of ethanol sales with no open positions beyond that point. As of October 31, 2018, the Company has fixed priced futures and forward contracts in place for approximately 23% of its natural gas needs for the next 12 months and approximately 19% of its natural gas needs for the next 24 months with no open positions beyond that point.

As of October 31, 2018, the Company had approximately 108,000 bushels with approximate market value of $360,000 of credit sale corn contracts. As of October 31, 2017, the Company had approximately 295,200 bushels with approximate market value of $915,000 of priced later and deferred payment corn contracts.

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
Notes to Financial Statements

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, October 31, 2018	$10,559,000	$10,559,000	$—	$—
Assets, October 31, 2017	22,312,000	22,312,000	—	—
Derivative financial instruments
October 31, 2018
Assets	$801,000	$195,000	$606,000	$—
Liabilities	(340,000)	(22,000)	(318,000)	—
October 31, 2017
Assets	$371,000	$360,000	$11,000	$—
Liabilities	(21,000)	(1,000)	(20,000)	—

9. INVESTMENTS

Condensed, combined financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s).

Balance Sheet	9/30/2018	9/30/2017	9/30/2016
Current Assets	$309,869	$294,535	$313,541
Other Assets	268,900	265,004	246,702
Current Liabilities	199,683	170,289	175,588
Long-term Debt	63,535	78,122	55,726
Members’ Equity	315,550	311,128	328,928

	Twelve Months Ended
Income Statement	9/30/2018	9/30/2017	9/30/2016
Revenue	$771,762	$746,736	$731,251
Gross Profit	78,167	98,659	83,056
Net Income	67,128	89,442	75,533

The following table (in 000's) shows the condensed financial information of Guardian Energy, which represents greater than 10% of the Company's net income for the year ended October 31, 2016.

Guardian Energy Condensed Financial Information
Balance Sheet	9/30/2018	9/30/2017	9/30/2016
Current Assets	$19,687	$22,476	$26,350
Other Assets	34,259	38,095	42,264
Current Liabilities	21,011	15,389	17,812
Long-term Debt	42,588	50,951	55,500
Members’ (Deficit)	(9,653)	(5,769)	(4,698)

	Twelve Months Ended
Income Statement	9/30/2018	9/30/2017	9/30/2016
Revenue	$234,556	$236,033	$229,123
Gross Profit	26,103	32,971	30,887
Net Income	19,615	26,429	25,764

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions. The Company's equitable portion of assets of Homeland Energy Solutions is greater than 10% of the Company total assets as of the year ended October 31, 2018.

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	9/30/2018	9/30/2017	9/30/2016
Current Assets	$89,707	$89,142	$51,430
Other Assets	139,631	138,391	85,272
Current Liabilities	44,366	41,095	3,932
Long-term Debt	20,947	27,000	0
Members’ Equity	164,025	159,438	132,770

	Twelve Months Ended
Income Statement	9/30/2018	9/30/2017	9/30/2016
Revenue	$300,385	$271,148	$264,378
Gross Profit	25,740	35,279	27,264
Net Income	21,831	31,777	24,847

The Company recorded equity in net income of investments of approximately $1,711,000 from Absolute Energy, $1,652,000 from Guardian Energy, $1,772,000 from Homeland Energy Solutions and $129,000 from our other investments for a total of approximately $5,264,000 for the fiscal year ended October 31, 2018. Income for the fiscal years ended October 31, 2017 and 2016 totaled approximately $7,478,000 and $8,265,000, respectively. The Company has undistributed net earnings of investees of approximately $12,361,000 and $11,667,000 as of October 31, 2018 and 2017, respectively.

10. MEMBERS’ EQUITY

The total number of Class A and B units outstanding as of October 31, 2018 and 2017 was 19,873,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

The Company has eight leases for equipment with original terms of 2 to 5 years which extend through September 2023. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the years ending October 31, 2018, 2017 and 2016 was approximately $1,407,000, $1,625,000 and $1,945,000, respectively.

At October 31, 2018, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2019	$1,217,000
2020	1,012,000
2021	675,000
2022	385,000
2023	129,000
Total	$3,418,000

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

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year ended October 31, 2018
Total revenues	$47,479,043	$45,886,524	$41,465,388	$44,670,289
Gross profit	60,857	2,341,798	833,081	2,119,849
Operating income (loss)	(987,179)	1,259,684	100,698	1,359,110
Net income (loss)	(1,317,498)	3,321,205	1,440,371	2,927,221
Basic & diluted income (loss) per unit	$(0.07)	$0.17	$0.07	$0.15

Year ended October 31, 2017
Total revenues	$56,063,549	$50,960,556	$49,760,291	$56,671,171
Gross profit	8,913,597	3,930,146	3,725,862	8,559,558
Operating income	7,961,450	3,039,717	2,683,514	7,600,072
Net income	10,959,532	4,742,720	3,840,574	9,855,998
Basic & diluted income per unit	$0.55	$0.24	$0.19	$0.50

Year ended October 31, 2016
Total revenues	$48,773,123	$51,518,991	$48,641,969	$51,763,769
Gross profit	1,953,759	1,621,069	6,983,670	4,794,250
Operating income	954,791	724,310	6,335,287	3,692,239
Net income	3,417,335	2,404,294	8,346,905	6,224,708
Basic & diluted income per unit	$0.17	$0.12	$0.42	$0.32

14. BUSINESS INTERUPTION

In May 2018 the Company experienced damage to their distillation columns which impacted ethanol production at its facility causing a business interruption for approximately four weeks. As a result, the Company incurred expenses of approximately $4.0 million in the year ended October 31, 2018 consisting primarily of equipment repair costs, professional fees and loss of business income. The Company filed property and business interruption insurance claims in July 2018.
The claims were predominately settled in October 2018 for a net recovery of approximately $3.0 million, consisting of approximately $1.4 million from the property insurance claim and $1.6 million from the business interruption claim. The net recovery of approximately $3.0 million is included in other receivables on the balance sheet as of October 31, 2018. On the statement of operations for the period ending October 31, 2018, approximately $1.0 million increased revenues, approximately $400,000 decreased cost of sales and $1.6 million was classified as insurance claim recoveries, net. The funds were received by the Company in November 2018.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

15. SUBSEQUENT EVENTS

On November 19, 2018, the board of directors declared a cash distribution of $0.25 per membership unit to the holders of Class A and Class B units of record at the close of business on November 19, 2018, for a total distribution of $4,968,250. The distribution will be recorded in the Company's first quarter financial statements for the 2019 fiscal year and was paid on December 14, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2018.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2018.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2018 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2019 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2018 fiscal year end. This proxy statement is referred to in this report as the 2019 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2019 Proxy Statement.

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

101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2018 and October 31, 2017, (ii) Statements of Operations for the fiscal years ended October 31, 2018, 2017 and 2016, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2018, 2017 and 2016, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2018, 2017 and 2016, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 21, 2018	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	December 21, 2018	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 21, 2018	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 21, 2018	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 21, 2018	/s/ Stan Laures
Stan Laures, Director

Date:	December 21, 2018	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 21, 2018	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 21, 2018	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 21, 2018	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 21, 2018	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 21, 2018	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 21, 2018	/s/ Roger Shaffer
Roger Shaffer, Director