Form 10-Q
period 2019-01-31
GOLDEN GRAIN ENERGY
filed 2019-03-18
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of March 18, 2019, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	January 31, 2019	October 31, 2018
	(Unaudited)
Current Assets
Cash and equivalents	$9,226,199	$9,322,805
Marketable securities	7,068,004	10,559,242
Accounts receivable	2,276,199	1,085,581
Other receivables	1,129,567	3,784,114
Derivative instruments	453,673	804,952
Inventory	6,681,188	6,876,956
Prepaid expenses and other	3,131,936	2,730,444
Total current assets	29,966,766	35,164,094

Property and Equipment
Land and land improvements	12,961,713	12,961,713
Building and grounds	31,319,540	31,319,540
Grain handling equipment	16,046,157	16,046,157
Office equipment	370,471	275,086
Plant and process equipment	117,125,014	108,786,485
Construction in progress	7,176,074	12,887,773
	184,998,969	182,276,754
Less accumulated depreciation	110,865,740	108,397,948
Net property and equipment	74,133,229	73,878,806

Other Assets
Investments	24,400,655	25,719,513
Other assets	488,481	509,866
Total other assets	24,889,136	26,229,379

Total Assets	$128,989,131	$135,272,279

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2019	October 31, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$4,511,251	$4,465,376
Accrued expenses	2,733,126	2,801,329
Other current liabilities	379,073	367,365
Total current liabilities	7,623,450	7,634,070

Long-term Liabilities, deferred compensation	411,407	536,414

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	120,954,274	127,101,795

Total Liabilities and Members’ Equity	$128,989,131	$135,272,279

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2019	January 31, 2018

Revenues	$46,196,377	$47,479,043

Cost of Goods Sold	46,817,643	47,418,186

Gross Profit (Loss)	(621,266)	60,857

Operating Expenses	971,396	1,048,036
		—
Operating (Loss)	(1,592,662)	(987,179)

Other Income (Expense)
Other income (expense)	200,826	(746,515)
Interest income	51,668	2,991
Equity in net income of investments	160,897	413,205
Total Other Income (Expense)	413,391	(330,319)

Net Loss	$(1,179,271)	$(1,317,498)

Basic & diluted net loss per unit	$(0.06)	$(0.07)
Weighted average units outstanding for the calculation of basic & diluted net loss per unit	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$0.25	$0.75

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2017	$135,635,246

Net loss for the three-month period ended January 31, 2018	(1,317,498)

Member distributions	(14,904,750)

Balance - January 31, 2018	$119,412,998

Members' Equity

Balance - October 31, 2018	$127,101,795

Net loss for the three-month period ended January 31, 2019	(1,179,271)

Member distributions	(4,968,250)

Balance - January 31, 2019	$120,954,274

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2019	January 31, 2018
Cash Flows from Operating Activities
Net loss	$(1,179,271)	$(1,317,498)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,489,177	2,250,723
Unrealized gain on risk management & marketable securities	148,841	538,711
Amortization of deferred revenue	—	(21,778)
Cancellation of note receivable	—	599,421
Change in accretion of interest on grant & note receivable	(2,326)	(15,047)
Distributions in excess of earnings from investments	658,858	445,641
Proceeds from insurance claims and business interruption	3,000,000	—
Change in deferred compensation	(58,649)	34,839
Change in assets and liabilities
Accounts receivable	(1,190,618)	810,149
Inventory	195,768	(1,182,248)
Prepaid expenses and other	(169,285)	(386,138)
Accounts payable	772,409	1,187,450
Accrued expenses	(134,561)	(297,237)
Net cash provided by operating activities	4,530,343	2,646,988

Cash Flows from Investing Activities
Capital expenditures	(3,437,041)	(5,764,742)
Purchase of marketable securities	(7,515)	(34,645)
Proceeds from sale of marketable securities	3,701,191	1,000,000
Net cash provided by (used in) investing activities	256,635	(4,799,387)

Cash Flows from Financing Activities
Distributions to members	(4,968,250)	(14,904,750)
Payment received on insurance claim receivable	—	—
Payments received on grant receivable	84,666	85,665
Net cash (used in) financing activities	(4,883,584)	(14,819,085)

Net (Decrease) in Cash and Equivalents	(96,606)	(16,971,484)

Cash and Equivalents – Beginning of Period	9,322,805	17,518,187

Cash and Equivalents – End of Period	$9,226,199	$546,703

Supplemental Cash Flow Information
Cash paid for interest	$12,858	$12,855

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$578,402	$165,263
Distributions declared and unpaid by equity method investee	660,000	900,000

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2018, contained in the Company's annual report on Form 10-K for 2018.

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds and certificates of deposit all with maturities of less than one year. For the periods ended January 31, 2019 and 2018, there was no other-than-temporary impairment recognized. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

	Three Months Ended January 31
	2019	2018
Net earnings (loss) on marketable securities	$201,000	$(147,000)

	Marketable Securities
As of	Cost	Fair Market Value
January 31, 2019	$7,112,000	$7,068,000
October 31, 2018	$10,857,000	$10,559,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended January 31, 2019, for all companies, is based on the investee's results for the three months ended December 31, 2018.

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

Revenue and Cost Recognition
In the first quarter of 2019, the Company adopted Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and with consideration of short-term nature of customer payments, the Company has adopted the practical expedient related to the financing component of the contract. The Company applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. The Company generally has a single performance obligation in its arrangements with customers. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Adopting the practical expedient for contract costs, the Company expenses contract costs when incurred because the amortization period would have been less than one year. The implementation of the new standard does not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The principal activities which we generate revenue include: sales of ethanol, sales of distiller grains and sales of corn oil.

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, is as disclosed in Note 5. Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil are recorded based on the net selling price reported to the Company from its marketer. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of January 31, 2019.

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

Net loss per unit
Basic and diluted earnings per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended January 31, 2019, ethanol sales accounted for approximately 76% respectively, of total revenue, distiller grains sales accounted for approximately 20% of total revenue and corn oil sales accounted for approximately 4%, of total revenue while corn costs averaged approximately 74% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of January 31, 2019 and October 31, 2018:

	January 31, 2019	October 31, 2018
Raw Materials	$2,030,362	$2,859,081
Work in Process	1,294,915	1,232,248
Finished Goods	3,355,911	2,785,627
Totals	$6,681,188	$6,876,956

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (5.65% as of January 31, 2019). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of January 31, 2019, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of January 31, 2019 and October 31, 2018, the Company had no outstanding borrowings.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchased ingredients from RPMG. Purchases from the related parties during the three months ended January 31, 2019 and 2018 totaled approximately $9,113,000 and $8,951,000, respectively. As of January 31, 2019 and October 31, 2018, the amount owed to related parties was approximately $248,000 and $420,000, respectively (See Note 5).

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31,
	2019	2018
Sales ethanol	$34,912,000	$37,808,000
Sales distiller grains	9,451,000	7,602,000
Sales corn oil	1,809,000	2,212,000

Marketing fees-ethanol	$61,000	$66,000
Marketing fees-distiller grains	71,000	60,000
Marketing fees-corn oil	14,000	17,000

As of	January 31, 2019	October 31, 2018
Amount due from RPMG	$2,240,000	$1,080,000

The Company has entered into multiple construction agreements as part of plans to expand plant capacity and build a new entrance road and administration building. Total commitment under these agreements total approximately $22.7 million of which approximately $7.3 million is to a related party. The Company has incurred costs related to the expansion project totaling approximately $17.3 million of which approximately $7.9 million is to a related party. The current planned expansion project costs are estimated at approximately $24 million. The project is expected to be completed in the spring of 2019 with the entrance road and administration building expected to be completed in the fall of 2019. The final phase of the expansion to increase production capacity is currently being reevaluated. No other contracts have been executed.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2019 and 2018 and the fair value of derivatives as of January 31, 2019 and October 31, 2018:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(34,000)	$205,000	$171,000
three months ended January 31, 2019	Cost of Goods Sold	585,000	(375,000)	210,000
	Total	$551,000	$(170,000)	$381,000

Commodity Contracts for the	Revenue	$—	$—	$—
three months ended January 31, 2018	Cost of Goods Sold	354,000	(156,000)	198,000
	Total	$354,000	$(156,000)	$198,000

	Balance Sheet Classification	January 31, 2019	October 31, 2018
Futures and option contracts through March 2020
In gain position		$880,000	$801,000
In loss position		(589,000)	(340,000)
Cash held by broker		163,000	344,000
	Current Asset	$454,000	$805,000

As of January 31, 2019, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $2,544,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	February 2019	$1,045,000
Distiller Grains - fixed price	March 2019	1,784,000

Purchase commitments
Corn - fixed price	December 2019	$13,670,000
Corn - basis contract	July 2019	4,908,000
Natural gas - fixed price	July 2020	2,709,000

As of January 31, 2019, the Company has fixed price futures and forward contracts in place for approximately 22% of its anticipated corn needs and 6% of its ethanol sales for the next 12 months with no open positions beyond that period. As of January 31, 2019, the Company has fixed price futures and forward contracts in place for approximately 58% of its natural gas needs for the next 12 months and approximately 11% of its natural gas needs for the next 24 months with no open positions beyond that period.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, January 31, 2019	$7,068,000	$7,068,000	$—	$—
Assets, October 31, 2018	10,559,000	10,559,000	—	—
Derivative financial instruments:
January 31, 2019
Assets	$880,000	$326,000	$554,000	$—
Liabilities	(589,000)	(156,000)	(433,000)	—
October 31, 2018
Assets	$801,000	$195,000	$606,000	$—
Liabilities	(340,000)	(22,000)	(318,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2019

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	December 31, 2018	September 30, 2018
Current Assets	$327,665	$309,869
Other Assets	269,995	268,900
Current Liabilities	235,366	199,683
Long-term Debt	61,573	63,535
Members’ Equity	300,720	315,550

	Three Months Ended December 31,
Income Statement	2018	2017
Revenue	$178,823	$173,391
Gross Profit	4,216	13,084
Net Income (Loss)	(458)	10,884

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended January 31,
Equity in Net Income (Loss)	2019	2018
Absolute Energy	$208	$444
Guardian Energy	—	—
Homeland Energy Solutions	(166)	(6)
Other	119	(25)
Total	$161	$413

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

•	The impact of the Chinese distiller grains and ethanol tariffs have on ethanol and distiller grains prices in the United States;

•	The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;

•	Changes in the availability and price of corn and natural gas;

•	Any elimination or reduction of the renewable fuels use requirements under the RFS;

•	The impact of the ethanol export and import markets;

•	The impact of the LCFS in certain parts of the country;

•	Positions the EPA takes on topics such as RVO, RINS, and SREs;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

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

On November 19, 2018, our board of directors declared a distribution of $0.25 per membership unit for members of record as of November 19, 2018. The total amount of the distribution was $4,968,250 which was paid in December 2018.

Results of Operations

Comparison of the Three Months Ended January 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$46,196,377	100.0	$47,479,043	100.0
Cost of Goods Sold	46,817,643	101.3	47,418,186	99.9
Gross Profit (Loss)	(621,266)	(1.3)	60,857	0.1
Operating Expenses	971,396	2.1	1,048,036	2.2
Operating Loss	(1,592,662)	(3.4)	(987,179)	(2.1)
Other Income (Expense)	413,391	0.9	(330,319)	(0.7)
Net Loss	$(1,179,271)	(2.6)	$(1,317,498)	(2.8)

Revenues. Our total revenue was lower for our first quarter of 2019 compared to the same period of 2018 due to the lower price and quantities of ethanol sold. In addition, we received lower corn oil prices offset by higher distiller grain prices for our first quarter of 2019 compared to the same period of 2018. For our first quarter of 2019, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our first quarter of 2018, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 5% lower for our first quarter of 2019 compared to the same period of 2018. Management attributes this decrease in the average price we received for our ethanol to higher ethanol supplies and lower demand. Uncertainty existed throughout our 2018 and 2019 fiscal years related to whether the EPA would grant additional Small Refiner Exemption Waivers (SRE) as part of the Renewable Fuels Standard (RFS). If ethanol supplies remain greater than ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability for the remaining quarters of 2019.

We sold approximately 3% fewer gallons of ethanol during our first quarter of 2019 compared to the same period of 2018. Management attributes this decrease in ethanol sales with reduced production levels due to a purposeful slow down in production rates driven by low or negative ethanol margins in the first fiscal quarter of 2019. Our total ethanol production was 2% less during our first quarter of 2019 as compared to the same period of 2018. Management anticipates that our ethanol sales and production will be similar or lower during the remaining quarters of our 2019 fiscal year compared to our 2018 fiscal year unless margins improve in which production levels could be significantly higher.

During our first quarter of 2019, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $171,000 which increased our revenue. By comparison, we experienced no ethanol derivative instruments gains and losses during the same period of 2018.

The average price per ton we received for our dried distillers grains was approximately 26% higher for our first quarter of 2019 compared to the same period of 2018. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 37% higher for our first quarter of 2019 compared to the same period of 2018.  Management attributes these higher distiller grains prices to increases in global protein markets, specifically in soybean meal, and increasing domestic livestock production during the last several months. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain steady unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

Our dried distiller grains production decreased by approximately 3% during our first quarter of 2019 compared to the same period of 2018. Management attributes this decrease to lower ethanol production during the period. Management anticipates distiller grains production to be proportionate to ethanol production, which may or may not be higher for the remaining quarters of 2019.

We sold approximately 15% fewer pounds of corn oil during our first quarter of 2019 compared to the same period of 2018. This decrease in corn oil sales resulted from reduced ethanol production. The average price per pound we received for our corn oil was approximately 3% less for our first quarter of 2019 compared to the same period of 2018. This decrease in corn oil prices occurred due to an increase in market corn oil supply. Management anticipates that corn oil prices will be steady during the remaining quarters of our 2019 fiscal year.

Cost of Goods Sold. Our cost of goods sold was lower for our first quarter of 2019 compared to the same period of 2018 due primarily to a decrease in the amount of corn ground due to a reduction in ethanol production during the 2019 period in addition to a decrease in natural gas costs.  Our average cost per bushel of corn was approximately 8% higher during our first quarter of 2019 compared to the same period of 2018.  Management anticipates that global corn supplies will remain favorable during the remaining quarters of our 2019 fiscal year with tighter local supplies. These prices could be impacted by the amount of corn which is planted during 2019 which could result in higher corn prices later in our 2019 fiscal year. In addition, continued trade policy and tariffs may impact the corn market and changes in those policies may have a significant impact on the price of corn.

We consumed approximately 3% less bushels of corn during our first quarter of 2019 compared to the same period of 2018 due to reduced ethanol production. Management anticipates consistent corn consumption during the remaining quarters of our 2019 fiscal year, provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 17% during our first quarter of 2019 compared to the same period of 2018. Our usage was 2% higher, and the average price we paid per MMBtu of natural gas was approximately 18% lower during our first quarter of 2019 compared to the same period of 2018. Management attributes this increase in natural gas usage to less efficent consumption while running at reduced ethanol production rate. We expect stable natural gas prices during the remaining quarters of our 2019 fiscal year due to current supply levels of natural gas. Further, if we experience a supply disruption during our 2019 fiscal year, it may lead to significantly higher natural gas costs.

We experienced combined realized and unrealized gains of approximately $210,000 for our first quarter of 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $198,000 of combined realized and unrealized gains for the same period of 2018 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our first quarter of 2019 compared to the same period of 2018 due to decreased personnel expenses and consulting fees partially offset by increases in technology and professional fees. Management anticipates that our operating expenses will be similar during the remaining quarters of our 2019 fiscal year compared to our 2018 fiscal year.

Other Income (Expense). Other income was higher for our first quarter of 2019 compared to the same period of 2018, due primarily to a decrease in other expense partially offset by a decrease in equity income from investments. We wrote off the value of our note receivable due from Golden Renewable Energy, LLC which equaled approximately $599,000 during the first quarter of 2018. Management anticipates decreased income from our investments during our 2019 fiscal year compared to our 2018 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, experienced slightly less favorable operating margins during our first quarter of 2019 as compared to the same quarter of 2018.

Changes in Financial Condition for the Three Months Ended January 31, 2019

Current Assets. We had less cash and equivalents and marketable securities at January 31, 2019 compared to October 31, 2018. This decrease in our cash and marketable security position is due primarily to nearly $5 million in distributions we paid to our members during December 2018 and approximately $3.4 million of cash used for capital projects. The value of our other receivables is lower at January 31, 2019 compared to October 31, 2018 due to funds received from an insurance claim.

Property and Equipment. The net value of our property and equipment was higher at January 31, 2019 compared to October 31, 2018 due to capital projects primarily related to our capacity expansion. We had approximately $7.2 million in construction in progress at January 31, 2019 primarily related to our fermentation expansion.

Other Assets. Our other assets were lower at January 31, 2019 compared to October 31, 2018 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the three months ended January 31, 2019.

Current Liabilities. Our current liabilities at January 31, 2019 were similar compared to October 31, 2018.

Long-term Liabilities. Our long-term liabilities were similar at January 31, 2019 and October 31, 2018.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund our plant expansion project or if the current negative margin environment continues for an extended period of time. As of January 31, 2019, we had $10 million available pursuant to our revolving term loan and approximately $16.3 million in cash and equivalents and marketable securities.

We are nearing completion of a multiple phase expansion of the ethanol plant. We have entered into significant agreements or contracts related to the expansion, totaling approximately $22.7 million, and we anticipate the project will cost approximately $24.0 million, some of which we expect to pay through operating income. The final phase of the expansion to increase capacity by approximately 30 million gallons is currently being reevaluated. However, we may secure additional debt financing, or use existing credit facilities, in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the three months ended January 31, 2019 and 2018:

	Three Months Ended January 31,
	2019	2018
Net cash provided by operating activities	$4,530,343	$2,646,988
Net cash provided by (used in) investing activities	256,635	(4,799,387)
Net cash (used in) financing activities	(4,883,584)	(14,819,085)

Cash Flow From Operations

Our cash flows from operations for the three months ended January 31, 2019 were lower compared to the same period of 2018 due primarily to changes in working capital components.

Cash Flow From Investing Activities

We used less cash for investing activities during our three months ended January 31, 2019 compared to the same period of 2018 primarily due to an increase in proceeds from the sale of marketable securities in addition to a decrease in capital expenditures. Our capital expenditures during the 2019 and 2018 fiscal years were primarily for plant improvements associated with the expansion of production.

Cash Flow From Financing Activities.

During our three months ended January 31, 2019, we used less cash for financing activities due to less distributions being paid in 2019 as compared to the same period of 2018. In addition, we also received an insurance payment during our three months ended January 31, 2019 consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claims filed in July 2018.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of January 31, 2019, we had $0 outstanding on this loan with a potential accrued interest rate of 5.65% per year. As of January 31, 2019, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2019, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Revenue Recognition

In the first quarter of 2019, we adopted Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and with consideration of short-term nature of customer payments, we have adopted the practical expedient related to the financing component of the contract. We applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. We generally has a single performance obligation in its arrangements with customers. We believe for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When we perform shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Adopting the practical expedient for contract costs, our expense sales commissions when incurred because the amortization period would have been less than one year. The implementation of the new standard does not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.

Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The principal activities which we generate revenue include: sales of ethanol, sales of distiller grains and sales of corn oil.

All revenue recognized in the income statement is considered to be revenue from contracts with customers. The disaggregation of revenue according to product line, along with accounts receivable from contracts with customers. Shipping costs we incurred in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil are recorded based on the net selling price reported to the Company from its marketer. Railcar lease costs we incurred in the sale and shipment of distiller grain products are included in cost of goods sold.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of January 31, 2019. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of January 31, 2019, we had price protection in place for approximately 22% of our anticipated corn needs, 58% of our natural gas needs and 6% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,250,000	MMBTU	10%	$502,000
Ethanol	112,440,000	Gallons	10%	12,773,000
Corn	31,148,000	Bushels	10%	10,998,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended January 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There has not been any material change to the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2018.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2019 and October 31, 2018, (ii) Statements of Operations for the three months ended January 31, 2019 and 2018, (iii) Statements of Cash Flows for the three months ended January 31, 2019 and 2018, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 18, 2019	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	March 18, 2019	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)