Form 10-Q
period 2019-04-30
GOLDEN GRAIN ENERGY
filed 2019-06-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

As of June 14, 2019, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	April 30, 2019	October 31, 2018
	(Unaudited)
Current Assets
Cash and equivalents	$14,169,794	$9,322,805
Marketable securities	3,302,778	10,559,242
Accounts receivable	1,910,097	1,085,581
Other receivables	398,860	3,784,114
Derivative instruments	506,484	804,952
Inventory	7,862,689	6,876,956
Prepaid expenses and other	3,095,320	2,730,444
Total current assets	31,246,022	35,164,094

Property and Equipment
Land and land improvements	14,319,211	12,961,713
Building and grounds	31,319,540	31,319,540
Grain handling equipment	16,046,157	16,046,157
Office equipment	370,471	275,086
Plant and process equipment	125,125,014	108,786,485
Construction in progress	1,083,626	12,887,773
	188,264,019	182,276,754
Less accumulated depreciation	113,317,879	108,397,948
Net property and equipment	74,946,140	73,878,806

Other Assets
Investments	24,839,372	25,719,513
Other assets	469,010	509,866
Total other assets	25,308,382	26,229,379

Total Assets	$131,500,544	$135,272,279

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2019	October 31, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$5,838,900	$4,465,376
Accrued expenses	2,660,458	2,801,329
Other current liabilities	368,074	367,365
Total current liabilities	8,867,432	7,634,070

Long-term Liabilities, deferred compensation	450,397	536,414

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	122,182,715	127,101,795

Total Liabilities and Members’ Equity	$131,500,544	$135,272,279

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018

Revenues	$49,608,660	$45,886,524	$95,805,037	$93,365,567

Cost of Goods Sold	48,037,936	43,544,726	94,855,579	90,962,912

Gross Profit	1,570,724	2,341,798	949,458	2,402,655

Operating Expenses	977,124	1,082,114	1,948,520	2,130,150
		—
Operating Income (Loss)	593,600	1,259,684	(999,062)	272,505

Other Income (Expense)
Other income (expense)	135,482	17,498	336,308	(729,017)
Interest income (expense)	60,643	(11,544)	112,311	(8,553)
Equity in net income of investments	438,716	2,055,567	599,613	2,468,772
Total Other Income	634,841	2,061,521	1,048,232	1,731,202

Net Income	$1,228,441	$3,321,205	$49,170	$2,003,707

Basic & diluted net income per unit	$0.06	$0.17	$—	$0.10
Weighted average units outstanding for the calculation of basic & diluted net income per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$—	$—	$0.25	$0.75

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2017	$135,635,246

Net loss for the three-month period ended January 31, 2018	(1,317,498)

Member distribution	(14,904,750)

Balance - January 31, 2018	119,412,998

Net income for the three-month period ended April 30, 2018	3,321,205

Balance - April 30, 2018	$122,734,203

Members' Equity

Balance - October 31, 2018	$127,101,795

Net loss for the three-month period ended January 31, 2019	(1,179,271)

Member distributions	(4,968,250)

Balance - January 31, 2019	120,954,274

Net income for the three-month period ended April 30, 2019	1,228,441

Balance - April 30, 2019	$122,182,715

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2019	April 30, 2018
Cash Flows from Operating Activities
Net income	$49,170	$2,003,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,960,787	4,522,195
Unrealized gain on risk management & marketable securities	(9,111)	370,454
Amortization of deferred revenue	—	(43,557)
Cancellation of note receivable	—	599,421
Change in accretion of interest on grant & note receivable	(2,326)	(18,502)
Distributions in excess of earnings from investments	880,141	488,648
Proceeds from insurance claims and business interruption	(183,739)	—
Change in deferred compensation	(86,017)	25,647
Change in assets and liabilities
Accounts receivable	(824,516)	4,065,315
Inventory	(3,739,862)	(4,685,035)
Prepaid expenses and other	2,692,167	(180,312)
Accounts payable	1,956,035	(174,522)
Accrued expenses	(140,871)	(260,050)
Net cash provided by operating activities	5,551,858	6,713,409

Cash Flows from Investing Activities
Capital expenditures	(6,569,067)	(8,843,930)
Purchase of marketable securities	(7,515)	(34,645)
Proceeds from sale of marketable securities	7,571,558	3,000,000
Net cash provided by (used in) investing activities	994,976	(5,878,575)

Cash Flows from Financing Activities
Distributions to members	(4,968,250)	(14,904,750)
Payment received on insurance claim receivable	3,183,739	—
Payments received on grant receivable	84,666	85,665
Net cash (used in) financing activities	(1,699,845)	(14,819,085)

Net Increase (Decrease) in Cash and Equivalents	4,846,989	(13,984,251)

Cash and Equivalents – Beginning of Period	9,322,805	17,518,187

Cash and Equivalents – End of Period	$14,169,794	$3,533,936

Supplemental Cash Flow Information
Cash paid for interest	$25,793	$31,104

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$722,425	$2,918,261

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2019

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended April 30, 2019 and 2018, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2019

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Net earnings (loss) on marketable securities	$66,000	$(75,000)	$267,000	$(222,000)

	Marketable Securities
As of	Cost	Fair Market Value
April 30, 2019	$3,220,000	$3,303,000
October 31, 2018	$10,857,000	$10,559,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended April 30, 2019, for all companies, is based on the investee's results for the three and six months ended March 31, 2019.

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
April 30, 2019

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

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of April 30, 2019.

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

Net earnings (loss) per unit
Basic and diluted earnings (loss) per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2019

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and six months ended April 30, 2019, ethanol sales accounted for approximately 78% respectively, of total revenue, distiller grains sales accounted for approximately 18% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 79% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of April 30, 2019 and October 31, 2018:

	April 30, 2019	October 31, 2018
Raw Materials	$3,408,749	$2,859,081
Work in Process	1,722,604	1,232,248
Finished Goods	2,731,336	2,785,627
Totals	$7,862,689	$6,876,956

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (5.58% as of April 30, 2019). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of April 30, 2019, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of April 30, 2019 and October 31, 2018, the Company had no outstanding borrowings.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2019

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchased ingredients from RPMG. Purchases from the related parties during the three and six months ended April 30, 2019 totaled approximately $10,355,000 and $19,468,000 respectively. Purchases from the related parties during the three and six months ended April 30, 2018 totaled approximately $13,945,000 and $22,896,000, respectively. As of April 30, 2019 and October 31, 2018, the amount owed to related parties was approximately $765,000 and $420,000, respectively (See Note 5).

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2019	2018	2019	2018
Sales ethanol	$38,821,000	$36,110,000	$73,733,000	$73,918,000
Sales distiller grains	8,957,000	8,070,000	18,408,000	15,672,000
Sales corn oil	1,943,000	1,843,000	3,752,000	4,055,000

Marketing fees-ethanol	$61,000	$66,000	$122,000	$132,000
Marketing fees-distiller grains	66,000	55,000	137,000	115,000
Marketing fees-corn oil	15,000	15,000	30,000	33,000

As of	April 30, 2019	October 31, 2018
Amount due from RPMG	$1,878,000	$1,080,000

The Company has entered into multiple construction agreements as part of plans to expand plant capacity and build a new entrance road and administration building. Total commitment under these agreements total approximately $22.7 million of which approximately $7.3 million is to a related party. The Company has incurred costs related to the expansion project totaling approximately $18.4 million of which approximately $7.9 million is to a related party. The current planned expansion project costs are estimated at approximately $23 million. The project is materially completed with exception of the entrance road and administration building which are expected to be completed in the fall of 2019. The final phase of the expansion to increase production capacity is currently being reevaluated. No other contracts have been executed.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2019

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2019 and 2018 and the fair value of derivatives as of April 30, 2019 and October 31, 2018:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(69,000)	$98,000	$29,000
three months ended April 30, 2019	Cost of Goods Sold	275,000	(225,000)	50,000
	Total	$206,000	$(127,000)	$79,000

Commodity Contracts for the	Revenue	$—	$—	$—
three months ended April 30, 2018	Cost of Goods Sold	(280,000)	(813,000)	(1,093,000)
	Total	$(280,000)	$(813,000)	$(1,093,000)

Commodity Contracts for the	Revenue	$(103,000)	$303,000	$200,000
six months ended April 30, 2019	Cost of Goods Sold	860,000	(600,000)	260,000
	Total	$757,000	$(297,000)	$460,000

Commodity Contracts for the	Revenue	$—	$—	$—
six months ended April 30, 2018	Cost of Goods Sold	74,000	(969,000)	(895,000)
	Total	$74,000	$(969,000)	$(895,000)

	Balance Sheet Classification	April 30, 2019	October 31, 2018
Futures and option contracts through March 2020
In gain position		$1,441,000	$801,000
In loss position		(1,278,000)	(340,000)
Cash held by broker		343,000	344,000
	Current Asset	$506,000	$805,000

As of April 30, 2019, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $3,405,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	June 2019	$835,000
Distiller Grains - fixed price	June 2019	2,255,000

Purchase commitments
Corn - fixed price	December 2019	$6,174,000
Corn - basis contract	March 2020	11,881,000
Natural gas - fixed price	April 2021	6,343,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2019

As of April 30, 2019, the Company has fixed price futures and forward contracts in place for approximately 14% of its anticipated corn needs and 6% of its ethanol sales for the next 12 months with no open positions beyond that period. As of April 30, 2019, the Company has fixed price futures and forward contracts in place for approximately 80% of its natural gas needs for the next 12 months and approximately 28% of its natural gas needs for the next 24 months with no open positions beyond that period.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, April 30, 2019	$3,303,000	$3,303,000	$—	$—
Assets, October 31, 2018	10,559,000	10,559,000	—	—
Derivative financial instruments:
April 30, 2019
Assets	$1,441,000	$644,000	$797,000	$—
Liabilities	(1,278,000)	(659,000)	(619,000)	—
October 31, 2018
Assets	$801,000	$195,000	$606,000	$—
Liabilities	(340,000)	(22,000)	(318,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2019

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	March 31, 2019	September 30, 2018
Current Assets	$351,018	$309,869
Other Assets	270,583	268,900
Current Liabilities	243,970	199,683
Long-term Debt	72,429	63,535
Members’ Equity	305,202	315,550

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2019	2018	2019	2018
Revenue	$190,004	$163,229	$368,827	$336,620
Gross Profit	9,490	14,379	13,706	27,463
Net Income	7,257	12,291	6,799	23,175

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended April 30,		Six Months Ended April 30,
Equity in Net Income (Loss)	2019	2018	2019	2018
Absolute Energy	$30	$435	$238	$879
Guardian Energy	—	1,172	—	1,172
Homeland Energy Solutions	386	413	220	407
Other	23	36	142	11
Total	$439	$2,056	$600	$2,469

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

Results of Operations

Comparison of the Three Months Ended April 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$49,608,660	100.0	$45,886,524	100.0
Cost of Goods Sold	48,037,936	96.8	43,544,726	94.9
Gross Profit	1,570,724	3.2	2,341,798	5.1
Operating Expenses	977,124	2.0	1,082,114	2.4
Operating Income	593,600	1.2	1,259,684	2.7
Other Income	634,841	1.3	2,061,521	4.5
Net Income	$1,228,441	2.5	$3,321,205	7.2

Revenues. Our total revenue was higher for our second quarter of 2019 compared to the same period of 2018 due to the higher quantities of ethanol sold. In addition, we received lower ethanol prices offset by higher distiller grain and corn oil prices for our second quarter of 2019 compared to the same period of 2018. For our second quarter of 2019, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our second quarter of 2018, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 8% lower for our second quarter of 2019 compared to the same period of 2018. Management attributes this decrease in the average price we received for our ethanol to higher ethanol supplies and lower demand. Uncertainty existed throughout our 2018 and 2019 fiscal years related to whether the EPA would grant additional Small Refiner Exemption Waivers (SRE) as part of the Renewable Fuels Standard (RFS). If SRE waivers continue to be granted and ethanol supplies remain greater than ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability for the remaining quarters of 2019 and beyond.

We sold approximately 17% more gallons of ethanol during our second quarter of 2019 compared to the same period of 2018. Management attributes this increase in ethanol sales with timing of ethanol shipments in addition to increased production levels during 2019. During our second quarter of 2018 we produced non-US grade spec ethanol which lowered our production and sales levels. Our total ethanol production was 6% more during our second quarter of 2019 as compared to the same period of 2018. Management anticipates that our ethanol sales and production will be similar or lower during the remaining quarters of our 2019 fiscal year compared to our 2018 fiscal year unless margins improve in which case production levels could be significantly higher.

During our second quarter of 2019, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $28,840 which increased our revenue. By comparison, we experienced no ethanol derivative instruments gains and losses during the same period of 2018.

The average price per ton we received for our dried distillers grains was approximately 6% higher for our second quarter of 2019 compared to the same period of 2018. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 8% higher for our second quarter of 2019 compared to the same period of 2018.  Management attributes these higher distiller grains prices to increases in corn costs as well as global protein markets, specifically in soybean meal, and increasing domestic livestock production during the last several months. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain steady unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

Our dried distiller grains production increased by approximately 3% during our second quarter of 2019 compared to the same period of 2018. Management attributes this increase to higher ethanol production during the period. Management anticipates distiller grains production to be proportionate to ethanol production, which may or may not be higher for the remaining quarters of 2019.

We sold approximately 2% fewer pounds of corn oil during our second quarter of 2019 compared to the same period of 2018. This decrease in corn oil sales resulted from reliability and mechanical downtime of our corn oil machines. The average price per pound we received for our corn oil was approximately 8% more for our second quarter of 2019 compared to the same period of 2018. This increase in corn oil prices occurred due to an increase in demand for corn oil. Management anticipates that corn oil prices will be steady during the remaining quarters of our 2019 fiscal year.

Cost of Goods Sold. Our cost of goods sold was higher for our second quarter of 2019 compared to the same period of 2018 due primarily to an increase in the amount of corn ground due to an increase in ethanol production during the 2019 period.  Our average cost per bushel of corn was approximately 2% higher during our second quarter of 2019 compared to the same period of 2018.  Management anticipates that global corn supplies will remain favorable during the remaining quarters of our 2019 fiscal year with tighter local supplies. These prices could be impacted by the amount of corn which is planted during 2019 which could result in higher corn prices later in our 2019 fiscal year. In addition, continued trade policy and tariffs may impact the corn market and changes in those policies may have a significant impact on the price of corn. Subsequent to the end of the second quarter of 2019, corn volatility and prices have increased as corn planting delays have been wide spread due to unseasonably wet weather patterns.

We consumed approximately 4% more bushels of corn during our second quarter of 2019 compared to the same period of 2018 due to increased ethanol production. Management anticipates consistent corn consumption during the remaining quarters of our 2019 fiscal year, provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 6% during our second quarter of 2019 compared to the same period of 2018. Our usage was 4% higher, and the average price we paid per MMBtu of natural gas was approximately 2% higher during our second quarter of 2019 compared to the same period of 2018. Management attributes this increase in natural gas costs with higher ethanol production. We expect stable natural gas prices during the remaining quarters of our 2019 fiscal year due to current supply levels and derivative positions of natural gas.

We experienced combined realized and unrealized gains of approximately $50,000 for our second quarter of 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $1,093,000 of combined realized and unrealized loss for the same period of 2018 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our second quarter of 2019 compared to the same period of 2018 due to decreased professional fees and timing of dues to trade organizations. Management anticipates that our operating expenses will be similar during the remaining quarters of our 2019 fiscal year compared to our 2018 fiscal year.

Other Income (Expense). Other income was lower for our second quarter of 2019 compared to the same period of 2018, due primarily to a decrease in equity income from investments partially offset by an increase in unrealized earning from marketable securities. Management anticipates decreased income from our investments during our 2019 fiscal year compared to our 2018 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, experienced slightly less favorable operating margins during our second quarter of 2019 as compared to the same quarter of 2018.

Comparison of the Six Months Ended April 30, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$95,805,037	100.0	$93,365,567	100.0
Cost of Goods Sold	94,855,579	99.0	90,962,912	97.4
Gross Profit	949,458	1.0	2,402,655	2.6
Operating Expenses	1,948,520	2.0	2,130,150	2.3
Operating Income (Loss)	(999,062)	(1.0)	272,505	0.3
Other Income	1,048,232	1.1	1,731,202	1.9
Net Income	$49,170	0.1	$2,003,707	2.1

Revenues. Our total revenue was higher for our six months ended April 30, 2019 compared to the same period of 2018 due to the higher quantities of ethanol sold. In addition, we received lower ethanol prices offset by higher distiller grain prices for our six months ended April 30, 2019 compared to the same period of 2018. For our six months ended April 30, 2019, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our six months ended April 30, 2018, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 8% lower for our six months ended April 30, 2019 compared to the same period of 2018. Management attributes this decrease in the average price we received for our ethanol to higher ethanol supplies and lower demand. Uncertainty existed throughout our 2018 and 2019 fiscal years related to whether the EPA would grant additional Small Refiner Exemption Waivers (SRE) as part of the Renewable Fuels Standard (RFS). If SRE waivers continue and ethanol supplies remain greater than ethanol demand, it could negatively impact ethanol prices and could negatively impact our profitability for the remaining quarters of 2019 and beyond.

We sold approximately 6% more gallons of ethanol during our six months ended April 30, 2019 compared to the same period of 2018. Management attributes this increase in ethanol sales with increased production levels due to producing non-US grade spec of ethanol which lowered our production and sales levels during 2018. Our total ethanol production was 2% more during our six months ended April 30, 2019 as compared to the same period of 2018. Management anticipates that our ethanol sales and production will be similar or lower during the remaining quarters of our 2019 fiscal year compared to our 2018 fiscal year unless margins improve in which case production levels could be significantly higher.

During our six months ended April 30, 2019, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $200,000 which increased our revenue. By comparison, we experienced no ethanol derivative instruments gains and losses during the same period of 2018.

The average price per ton we received for our dried distillers grains was approximately 15% higher for our six months ended April 30, 2019 compared to the same period of 2018. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 21% higher for our six months ended April 30, 2019 compared to the same period of 2018. Management attributes these higher distiller grains prices to increases in corn prices, global protein markets, specifically in soybean meal, and increasing domestic livestock production during the last several months. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain steady unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

Our dried distiller grains production was steady during our six months ended April 30, 2019 compared to the same period of 2018. Management anticipates distiller grains production to be proportionate to ethanol production, which may or may not be higher for the remaining quarters of 2019.

We sold approximately 9% fewer pounds of corn oil during our six months ended April 30, 2019 compared to the same period of 2018. This decrease in corn oil sales resulted from reduced amount of oil extracted per bushels of corn processed. The average price per pound we received for our corn oil was approximately 2% more for our six months ended April 30, 2019 compared to the same period of 2018. This increase in corn oil prices occurred due to an increase in demand for corn oil. Management anticipates that corn oil prices will be steady during the remaining quarters of our 2019 fiscal year.

Cost of Goods Sold. Our cost of goods sold was higher for our six months ended April 30, 2019 compared to the same period of 2018 due primarily to an increase in the amount of corn ground due to an increase in ethanol production during the 2019 period offset by a decrease in natural gas costs.  Our average cost per bushel of corn was approximately 5% higher during our six months ended April 30, 2019 compared to the same period of 2018.  Management anticipates that global corn supplies will remain favorable during the remaining quarters of our 2019 fiscal year with tighter local supplies. These prices could be impacted by the amount of corn which is planted during 2019 which could result in higher corn prices later in our 2019 fiscal year. In addition, continued trade policy and tariffs may impact the corn market and changes in those policies may have a significant impact on the price of corn. More recently, 2019 planting delays have been wide spread due to unseasonably wet weather patterns which is causing corn volitility and price increases which may impact the remaining quarters of our 2019 fiscal year.

We consumed a similar amount of bushels of corn during our six months ended April 30, 2019 compared to the same period of 2018 despite increased ethanol production due to increased efficiencies of converting corn into ethanol. Management anticipates consistent corn consumption during the remaining quarters of our 2019 fiscal year, provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 9% during our six months ended April 30, 2019 compared to the same period of 2018. Our usage was 3% higher, and the average price we paid per MMBtu of natural gas was approximately 11% lower during our six months ended April 30, 2019 compared to the same period of 2018. Management attributes this increase in natural gas usage to increased ethanol production rate. We expect stable natural gas prices during the remaining quarters of our 2019 fiscal year due to current supply levels of natural gas and derivative positions. Further, if we experience a supply disruption during our 2019 fiscal year, it may lead to significantly higher natural gas costs for the amount of gas we use that is not covered by risk management practices.

We experienced combined realized and unrealized gains of approximately $260,000 for our six months ended April 30, 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $894,000 of combined realized and unrealized loss for the same period of 2018 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our six months ended April 30, 2019 compared to the same period of 2018 due to decreased personnel expenses and dues to industry trade groups partially offset by increases in technology and property taxes. Management anticipates that our operating expenses will be similar during the remaining quarters of our 2019 fiscal year compared to our 2018 fiscal year.

Other Income (Expense). Other income was lower for our six months ended April 30, 2019 compared to the same period of 2018, due primarily to a decrease in equity income from investments. We wrote off the value of our note receivable due from Golden Renewable Energy, LLC which equaled approximately $599,000 during the first quarter of 2018. Management anticipates decreased income from our investments during our 2019 fiscal year compared to our 2018 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, experienced slightly less favorable operating margins during our six months ended April 30, 2019 as compared to the same quarter of 2018.

Changes in Financial Condition for the Six Months Ended April 30, 2019

Current Assets. We had less cash and equivalents and marketable securities at April 30, 2019 compared to October 31, 2018. This decrease in our cash and marketable security position is due primarily to nearly $5 million in distributions we paid to our members during December 2018 and approximately $6.6 million of cash used for capital projects. The value of our other receivables is lower at April 30, 2019 compared to October 31, 2018 due to funds received from an insurance claim.

Property and Equipment. The net value of our property and equipment was higher at April 30, 2019 compared to October 31, 2018 due to capital projects primarily related to our capacity expansion. We had approximately $1.1 million in construction in progress at April 30, 2019 primarily related to our road and administration building construction.

Other Assets. Our other assets were lower at April 30, 2019 compared to October 31, 2018 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the six months ended April 30, 2019.

Current Liabilities. Our current liabilities at April 30, 2019 were higher compared to October 31, 2018 due to timing of payment on accounts payable including payments for corn.

Long-term Liabilities. Our long-term liabilities were similar at April 30, 2019 and October 31, 2018.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund our plant expansion project or if the current negative margin environment continues for an extended period of time. As of April 30, 2019, we had $10,000,000 available pursuant to our revolving term loan and approximately $17.5 million in cash and equivalents and marketable securities.

We are nearing completion of a multiple phase expansion of the ethanol plant. We have entered into significant agreements or contracts related to the expansion, totaling approximately $22.7 million, and we anticipate the project will cost approximately $23 million, some of which we expect to pay through operating income. The final phase of the expansion to increase capacity by approximately 30 million gallons is currently being reevaluated. However, we may secure additional debt financing, or use existing credit facilities, in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the six months ended April 30, 2019 and 2018:

	Six Months Ended April 30,
	2019	2018
Net cash provided by operating activities	$5,551,858	$6,713,409
Net cash provided by (used in) investing activities	994,976	(5,878,575)
Net cash (used in) financing activities	(1,699,845)	(14,819,085)

Cash Flow From Operations

Our cash flows from operations for the six months ended April 30, 2019 were lower compared to the same period of 2018 due primarily to lower net income and changes in working capital components.

Cash Flow From Investing Activities

We used less cash for investing activities during our six months ended April 30, 2019 compared to the same period of 2018 primarily due to an increase in proceeds from the sale of marketable securities in addition to a decrease in capital expenditures. Our capital expenditures during the 2019 and 2018 fiscal years were primarily for plant improvements associated with the expansion of production and construction of a new road and administration building.

Cash Flow From Financing Activities.

During our six months ended April 30, 2019, we used less cash for financing activities due to less distributions being paid in 2019 as compared to the same period of 2018. In addition, we also received an insurance payment during our six months ended April 30, 2019 consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claims filed in July 2018.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of April 30, 2019, we had $0 outstanding on this loan with a potential accrued interest rate of 5.58% per year. As of April 30, 2019, we had $10,000,000 available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2019, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of April 30, 2019. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2019, we had price protection in place for approximately 14% of our anticipated corn needs, 80% of our natural gas needs and 6% of our ethanol sales for the next 12 months and approximately 28% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	606,000	MMBTU	10%	$181,000
Ethanol	113,280,000	Gallons	10%	13,956,000
Corn	34,464,000	Bushels	10%	12,314,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended April 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2019 and October 31, 2018, (ii) Statements of Operations for the three and six months ended April 30, 2019 and 2018, (iii) Statements of Cash Flows for the three and six months ended April 30, 2019 and 2018, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 14, 2019	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	June 14, 2019	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)