Form 10-Q
period 2019-07-31
GOLDEN GRAIN ENERGY
filed 2019-09-11
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of September 11, 2019, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2019	October 31, 2018
	(Unaudited)
Current Assets
Cash and equivalents	$8,912,248	$9,322,805
Marketable securities	856,698	10,559,242
Accounts receivable	7,123,154	1,085,581
Other receivables	360,625	3,784,114
Derivative instruments	1,666,339	804,952
Inventory	8,428,443	6,876,956
Prepaid expenses and other	3,004,433	2,730,444
Total current assets	30,351,940	35,164,094

Property and Equipment
Land and land improvements	14,319,211	12,961,713
Building and grounds	31,319,540	31,319,540
Grain handling equipment	16,046,157	16,046,157
Office equipment	456,566	275,086
Plant and process equipment	125,982,511	108,786,485
Construction in progress	2,915,656	12,887,773
	191,039,641	182,276,754
Less accumulated depreciation	115,951,660	108,397,948
Net property and equipment	75,087,981	73,878,806

Other Assets
Investments	24,941,420	25,719,513
Other assets	450,497	509,866
Total other assets	25,391,917	26,229,379

Total Assets	$130,831,838	$135,272,279

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2019	October 31, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$6,504,330	$4,465,376
Accrued expenses	2,939,474	2,801,329
Other current liabilities	421,253	367,365
Total current liabilities	9,865,057	7,634,070

Long-term Liabilities, deferred compensation	457,932	536,414

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	120,508,849	127,101,795

Total Liabilities and Members’ Equity	$130,831,838	$135,272,279

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018

Revenues	$51,773,780	$41,465,388	$147,578,817	$134,830,955

Cost of Goods Sold	53,275,986	40,632,307	148,131,565	131,595,219

Gross Profit (Loss)	(1,502,206)	833,081	(552,748)	3,235,736

Operating Expenses	928,357	732,383	2,876,877	2,862,533
		—
Operating Income (Loss)	(2,430,563)	100,698	(3,429,625)	373,203

Other Income (Expense)
Other income (expense)	46,385	142,678	382,693	(586,339)
Interest income (expense)	53,263	7,982	165,574	(571)
Equity in net income of investments	657,049	1,189,013	1,256,662	3,657,785
Total Other Income	756,697	1,339,673	1,804,929	3,070,875

Net Income (Loss)	$(1,673,866)	$1,440,371	$(1,624,696)	$3,444,078

Basic & diluted net income (loss) per unit	$(0.08)	$0.07	$(0.08)	$0.17
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$—	$—	$0.25	$0.75

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2017	$135,635,246

Net loss for the three-month period ended January 31, 2018	(1,317,498)

Member distribution	(14,904,750)

Balance - January 31, 2018	119,412,998

Net income for the three-month period ended April 30, 2018	3,321,205

Balance - April 30, 2018	122,734,203

Net income for the three-month period ended July 31, 2018	1,440,371

Balance - July 31, 2018	$124,174,574

Members' Equity
(Unaudited)
Balance - October 31, 2018	$127,101,795

Net loss for the three-month period ended January 31, 2019	(1,179,271)

Member distributions	(4,968,250)

Balance - January 31, 2019	120,954,274

Net income for the three-month period ended April 30, 2019	1,228,441

Balance - April 30, 2019	122,182,715

Net loss for the three-month period ended July 31, 2019	(1,673,866)

Balance - July 31, 2019	$120,508,849

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2019	July 31, 2018
Cash Flows from Operating Activities
Net income (loss)	$(1,624,696)	$3,444,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,613,081	6,777,225
Unrealized (gain) loss on risk management & marketable securities	(1,222,886)	290,667
Amortization of deferred revenue	—	(65,335)
Cancellation of note receivable	—	599,421
Change in accretion of interest on grant & note receivable	(2,326)	(11,959)
Distributions in excess of earnings from investments	778,093	434,636
Proceeds from insurance claims and business interruption	3,000,000	—
Change in deferred compensation	(78,482)	61,547
Change in assets and liabilities
Accounts receivable	(6,037,573)	(606,303)
Inventory	(1,551,487)	(2,325,607)
Prepaid expenses and other	67,160	(159,136)
Accounts payable	2,277,933	739,622
Accrued expenses	138,145	(10,577)
Net cash provided by operating activities	3,356,962	9,168,279

Cash Flows from Investing Activities
Capital expenditures	(8,947,978)	(16,079,403)
Purchase of marketable securities	(7,515)	(34,645)
Proceeds from sale of marketable securities	10,071,558	9,084,777
Net cash provided by (used in) investing activities	1,116,065	(7,029,271)

Cash Flows from Financing Activities
Distributions to members	(4,968,250)	(14,904,750)
Payments received on grant receivable	84,666	171,330
Net cash (used in) financing activities	(4,883,584)	(14,733,420)

Net Decrease in Cash and Equivalents	(410,557)	(12,594,412)

Cash and Equivalents – Beginning of Period	9,322,805	17,518,187

Cash and Equivalents – End of Period	$8,912,248	$4,923,775

Supplemental Cash Flow Information
Cash paid for interest	$38,215	$43,805

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$1,065,957	$618,853

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2019

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended July 31, 2019 and 2018, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2019

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Net earnings (loss) on marketable securities	$46,000	$143,000	$313,000	$(79,000)

	Marketable Securities
As of	Cost	Fair Market Value
July 31, 2019	$762,000	$857,000
October 31, 2018	$10,857,000	$10,559,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended July 31, 2019, for all companies, is based on the investee's results for the three and nine months ended June 30, 2019.

Note Receivable
The Company carried a note receivable from an unrelated party with a balance of approximately $599,000 as of October 31, 2017, included in other assets. This balance included the original face value plus accrued interest. During 2018, the Company deemed the likelihood of collecting on the note receivable remote and wrote-off the entire balance, included in other expense on the statement of operations for the nine months ended July 31, 2018.

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
July 31, 2019

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

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of July 31, 2019.

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
July 31, 2019

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and nine months ended July 31, 2019, ethanol sales accounted for approximately 80% and 78%, respectively, of total revenue, distiller grains sales accounted for approximately 16% and 18%, respectively, of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 76% of cost of goods sold.

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

2.    INVENTORY

Inventory consisted of the following as of July 31, 2019 and October 31, 2018:

	July 31, 2019	October 31, 2018
Raw Materials	$4,482,946	$2,859,081
Work in Process	1,887,542	1,232,248
Finished Goods	2,057,955	2,785,627
Totals	$8,428,443	$6,876,956

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (5.35% as of July 31, 2019). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of July 31, 2019, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of July 31, 2019 and October 31, 2018, the Company had no outstanding borrowings.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2019

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchased ingredients from RPMG. Purchases from the related parties during the three and nine months ended July 31, 2019 totaled approximately $11,331,000 and $30,800,000 respectively. Purchases from the related parties during the three and nine months ended July 31, 2018 totaled approximately $8,187,000 and $31,083,000, respectively. As of July 31, 2019 and October 31, 2018, the amount owed to related parties was approximately $518,000 and $420,000, respectively (See Note 5).

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2019	2018	2019	2018
Sales ethanol	$42,956,000	$33,153,000	$116,689,000	$107,071,000
Sales distiller grains	7,665,000	6,925,000	26,073,000	22,597,000
Sales corn oil	1,955,000	1,522,000	5,707,000	5,576,000

Marketing fees-ethanol	$61,000	$66,000	$183,000	$198,000
Marketing fees-distiller grains	62,000	55,000	199,000	170,000
Marketing fees-corn oil	15,000	13,000	45,000	45,000

As of	July 31, 2019	October 31, 2018
Amount due from RPMG	$7,093,000	$1,080,000

The Company entered into multiple construction agreements as part of plans to expand plant capacity and build a new entrance road and administration building. The Company has incurred costs related to the expansion project totaling approximately $20.3 million of which approximately $7.9 million is to a related party. The current planned expansion project costs are estimated at approximately $23 million, including remaining commitments of approximately $2.7 million. The project is materially completed with exception of the entrance road and administration building which are expected to be completed in the winter of 2019. The final phase of the expansion to increase production capacity is currently being reevaluated. No other contracts have been executed.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2019

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2019 and 2018 and the fair value of derivatives as of July 31, 2019 and October 31, 2018:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(335,000)	$(328,000)	$(663,000)
three months ended July 31, 2019	Cost of Goods Sold	(1,477,000)	1,356,000	(121,000)
	Total	$(1,812,000)	$1,028,000	$(784,000)

Commodity Contracts for the	Revenue	$—	$—	$—
three months ended July 31, 2018	Cost of Goods Sold	1,511,000	993,000	2,504,000
	Total	$1,511,000	$993,000	$2,504,000

Commodity Contracts for the	Revenue	$(438,000)	$(25,000)	$(463,000)
nine months ended July 31, 2019	Cost of Goods Sold	(617,000)	756,000	139,000
	Total	$(1,055,000)	$731,000	$(324,000)

Commodity Contracts for the	Revenue	$—	$—	$—
nine months ended July 31, 2018	Cost of Goods Sold	1,585,000	24,000	1,609,000
	Total	$1,585,000	$24,000	$1,609,000

	Balance Sheet Classification	July 31, 2019	October 31, 2018
Futures and option contracts through July 2020
In gain position		$2,514,000	$801,000
In loss position		(1,322,000)	(340,000)
Cash held by broker		474,000	344,000
	Current Asset	$1,666,000	$805,000

As of July 31, 2019, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $2,855,000 of the purchase commitments were with related parties. As of July 31, 2019 and October 31, 2018 the Company recognized an impairment on our forward purchase contracts of approximately $400,000 and $394,000, respectively. This reduced inventory on the balance sheet and increased cost of good sold on the statement of operations.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2019

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	August 2019	$994,000
Distiller Grains - fixed price	August 2019	2,128,000

Purchase commitments
Corn - fixed price	May 2020	$10,349,000
Corn - basis contract	June 2020	11,079,000
Natural gas - fixed price	April 2021	7,513,000

As of July 31, 2019, the Company has fixed price futures and forward contracts in place for approximately 29% of its anticipated corn needs and 11% of its ethanol sales for the next 12 months with no open positions beyond that period. As of July 31, 2019, the Company has fixed price futures and forward contracts in place for approximately 85% of its natural gas needs for the next 12 months and approximately 22% of its natural gas needs for the next 24 months with no open positions beyond that period.

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
July 31, 2019

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, July 31, 2019	$857,000	$857,000	$—	$—
Assets, October 31, 2018	10,559,000	10,559,000	—	—
Derivative financial instruments:
July 31, 2019
Assets	$2,514,000	$1,999,000	$515,000	$—
Liabilities	(1,322,000)	(401,000)	(921,000)	—
October 31, 2018
Assets	$801,000	$195,000	$606,000	$—
Liabilities	(340,000)	(22,000)	(318,000)	—

8. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	June 30, 2019	September 30, 2018
Current Assets	$366,204	$309,869
Other Assets	265,621	268,900
Current Liabilities	252,313	199,683
Long-term Debt	71,636	63,535
Members’ Equity	307,875	315,550

	Three Months Ended June 30,		Nine Months Ended June 30,
Income Statement	2019	2018	2019	2018
Revenue	$200,713	$205,722	$569,540	$575,325
Gross Profit	9,731	24,985	23,438	55,788
Net Income	8,612	21,658	15,411	47,629

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July 31,
Equity in Net Income	2019	2018	2019	2018
Absolute Energy	$237	$282	$475	$1,161
Guardian Energy	—	—	—	1,172
Homeland Energy Solutions	350	849	570	1,256
Other	70	58	212	69
Total	$657	$1,189	$1,257	$3,658

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

•	Demand destruction from the small refinery exemptions to the RFS issued by the EPA;

•	The impact the Chinese distiller grains and ethanol tariffs have on ethanol and distiller grains prices in the United States;

•	The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;

•	Changes in the availability and price of corn and natural gas;

•	Any elimination or reduction of the renewable fuels use requirements under the RFS;

•	The impact of the ethanol export and import markets;

•	The impact of the LCFS in certain parts of the country;

•	Positions the EPA takes on topics such as RVO, RINS, and SREs;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

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

Results of Operations

Comparison of the Three Months Ended July 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$51,773,780	100.0	$41,465,388	100.0
Cost of Goods Sold	53,275,986	102.9	40,632,307	98.0
Gross Profit (Loss)	(1,502,206)	(2.9)	833,081	2.0
Operating Expenses	928,357	1.8	732,383	1.8
Operating Income (Loss)	(2,430,563)	(4.7)	100,698	0.2
Other Income	756,697	1.5	1,339,673	3.2
Net Income (Loss)	$(1,673,866)	(3.2)	$1,440,371	3.5

Revenues. Our total revenue was higher for our third quarter of 2019 compared to the same period of 2018 due to the higher quantities of ethanol sold. In addition, we received a higher average ethanol price offset by a lower average price for distiller grain for our third quarter of 2019 compared to the same period of 2018. For our third quarter of 2019, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our third quarter of 2018, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 3% of our total revenue.

The average price per gallon we received for our ethanol was approximately 6% higher for our third quarter of 2019 compared to the same period of 2018. Management attributes this increase in the average price we received for our ethanol to a temporary spike in commodity markets and our ability to sell into a different market which historically has a higher ethanol price. Uncertainty has existed throughout our 2018 and 2019 fiscal years related to whether the EPA would grant additional Small Refiner Exemption (SRE) waivers as part of the Renewable Fuels Standard (RFS). SRE waivers have been granted at high levels which is resulting in demand destruction. Management expects the ethanol price will continue to be negatively impacted by these waivers in the remaining quarter of 2019 and beyond.

We sold approximately 21% more gallons of ethanol during our third quarter of 2019 compared to the same period of 2018. Management attributes this increase in ethanol sales with increased production levels. During our third quarter of 2018 we had an extended maintenance shutdown which significantly impacted our production in May and June 2018.  Our total ethanol production was 27% more during our third quarter of 2019 as compared to the same period of 2018 for this same reason. Management anticipates that our ethanol sales and production will be similar during the remaining quarter of our 2019 fiscal year compared to our 2018 fiscal year. While we have additional production capacity, we will likely run at less than capacity until margins and local corn supply improve.

During our third quarter of 2019, we experienced combined realized and unrealized loss on our ethanol derivatives of approximately $663,000 which decreased our revenue. By comparison, we experienced no ethanol derivative instruments gains or losses during the same period of 2018.

The average price per ton we received for our dried distillers grains was approximately 15% lower for our third quarter of 2019 compared to the same period of 2018. By comparison, the average price per ton we received for our modified/wet distillers grains was approximately 28% higher for our third quarter of 2019 compared to the same period of 2018.  Management attributes these lower distiller grains prices to a reduction in exports stemming from negative trade relations as well as a reduction in livestock feed demand in foreign countries. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain steady unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

Our dried distiller grains production increased by approximately 25% during our third quarter of 2019 compared to the same period of 2018. Management attributes this increase to higher ethanol production during the period. Management anticipates distiller grains production to be proportionate to ethanol production, which may or may not be higher for the remaining quarter of 2019 depending on the margin environment and production run rates.

We sold approximately 21% more pounds of corn oil during our third quarter of 2019 compared to the same period of 2018. This increase in corn oil sales is in direct relationship to the increase in ethanol production for the period. The average price per pound we received for our corn oil was approximately 6% higher for our third quarter of 2019 compared to the same period of 2018. This increase in corn oil prices occurred due to an increase in demand for corn oil. Management anticipates that corn oil prices will be steady during the remaining quarter of our 2019 fiscal year.

Cost of Goods Sold. Our cost of goods sold was higher for our third quarter of 2019 compared to the same period of 2018 due primarily to an increase in the amount of corn ground due to an increase in ethanol production during the 2019 period.  Our average cost per bushel of corn was approximately 15% higher during our third quarter of 2019 compared to the same period of 2018 due to some delayed planting of corn acres primarily in the eastern corn belt during the spring of 2019.  Since the end of our third quarter of 2019, corn prices have fallen back to levels seen in the first six months of 2019. Management anticipates that global corn supplies will remain favorable during the remaining quarter of our 2019 fiscal year with potentially tighter local supplies. Volatility in prices, specifically local basis levels, could be impacted by the amount of corn in our local draw area which could result in higher corn prices during the remaining quarter of our 2019 fiscal year. In addition, continued trade policy and tariffs may impact the corn market and changes in those policies may have a significant impact on the price of corn.

We consumed approximately 21% more bushels of corn during our third quarter of 2019 compared to the same period of 2018 due to increased ethanol production. Management anticipates consistent corn consumption during the remaining quarter of our 2019 fiscal year, provided that we can maintain operating margins or cash flow that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs increased by approximately 14% during our third quarter of 2019 compared to the same period of 2018. Our usage was 21% higher, and the average price we paid per MMBtu of natural gas was approximately 6% lower during our third quarter of 2019 compared to the same period of 2018. Management attributes this increase in natural gas costs with higher ethanol production and the decrease in the natural gas price with increases in natural gas production and supplies. Management expects stable natural gas prices during the remaining quarter of our 2019 fiscal year due to current supply levels and derivative positions of natural gas.

We experienced combined realized and unrealized losses of approximately $121,000 for our third quarter of 2019 related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $2,504,000 of combined realized and unrealized gains for the same period of 2018 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our third quarter of 2019 compared to the same period of 2018 due to increases in technology and consulting expenses as well as timing of dues to trade organizations. In addition, the amount we pay for property taxes has increased by approximately 42% due to the expiration of the tax rebate that we have qualified for since our expansion in 2007. Management anticipates that our operating expenses will be higher during the remaining quarter of our 2019 fiscal year compared to our 2018 fiscal year.

Other Income (Expense). Other income was lower for our third quarter of 2019 compared to the same period of 2018, due primarily to a decrease in equity income from investments partially offset by an increase in unrealized earnings from marketable securities. Management anticipates decreased income from our investments during our 2019 fiscal year compared to our 2018 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, experienced less favorable operating margins during our third quarter of 2019 as compared to the same quarter of 2018.

Comparison of the Nine Months Ended July 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2019 and 2018:

	2019		2018
Income Statement Data	Amount	%	Amount	%
Revenues	$147,578,817	100.0	$134,830,955	100.0
Cost of Goods Sold	148,131,565	100.4	131,595,219	97.6
Gross Profit (Loss)	(552,748)	(0.4)	3,235,736	2.4
Operating Expenses	2,876,877	1.9	2,862,533	2.1
Operating Income (Loss)	(3,429,625)	(2.3)	373,203	0.3
Other Income	1,804,929	1.2	3,070,875	2.3
Net Income (Loss)	$(1,624,696)	(1.1)	$3,444,078	2.6

Revenues. Our total revenue was higher for our nine months ended July 31, 2019 compared to the same period of 2018 due to the higher quantities of ethanol sold. Offsetting the increased quantities, we received lower ethanol and distiller grain prices for our nine months ended July 31, 2019 compared to the same period of 2018. For our nine months ended July 31, 2019, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our nine months ended July 31, 2018, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 2% lower for our nine months ended July 31, 2019 compared to the same period of 2018. Management attributes this decrease in the average price we received for our ethanol to higher ethanol supplies and lower demand. Uncertainty has existed throughout our 2018 and 2019 fiscal years related to whether the EPA would grant additional SRE waivers. SRE waivers have been granted at high levels which is leading to demand destruction.

We sold approximately 11% more gallons of ethanol during our nine months ended July 31, 2019 compared to the same period of 2018. Management attributes this increase in ethanol sales with increased production levels. During our third quarter of 2018 we had an extended maintenance shutdown which significantly impacted our production in May and June 2018.  Our total ethanol production was 9% more during our nine months ended July 31, 2019 as compared to the same period of 2018 for that same reason. Management anticipates that our ethanol sales and production will be similar during the remaining quarter of our 2019 fiscal year compared to our 2018 fiscal year unless margins improve in which case production levels could be significantly higher.

During our nine months ended July 31, 2019, we experienced combined realized and unrealized loss on our ethanol derivatives of approximately $463,000 which decreased our revenue. By comparison, we experienced no ethanol derivative instruments gains or losses during the same period of 2018.

The average price per ton we received for our dried distillers grains was approximately 4% higher for our nine months ended July 31, 2019 compared to the same period of 2018. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 23% higher for our nine months ended July 31, 2019 compared to the same period of 2018. Management attributes these higher distiller grains prices to volatility in corn prices, global protein markets, specifically in soybean meal, and increasing domestic livestock production during the last several months. Offsetting the increase in average price per ton we received, the relative value of distiller grains to corn decreased by 4% for our nine months ended July 31, 2019 compared to the same period of 2018. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will continue to decrease as a relative value of corn price unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

Our dried distiller grains production was approximately 7% higher during our nine months ended July 31, 2019 compared to the same period of 2018. This increase is due to an increase in ethanol production offset by an increase in the amount of ethanol we are producing per bushel of corn. The more efficient we are at producing ethanol the fewer tons of distiller grains we have available for sale. Management anticipates distiller grains production to be proportionate to ethanol production, which may or may not be higher for the remaining quarter of 2019 depending on the margins we are able to secure.

We sold approximately 1% fewer pounds of corn oil during our nine months ended July 31, 2019 compared to the same period of 2018. This decrease in corn oil sales resulted from approximately 6% less oil extracted per bushels of corn processed due to reliability and mechanical downtime of our corn oil machines The average price per pound we received for our corn oil was approximately 4% more for our nine months ended July 31, 2019 compared to the same period of 2018. This increase in corn oil prices occurred due to an increase in demand for corn oil. Management anticipates that corn oil prices will be steady during the remaining quarter of our 2019 fiscal year.

Cost of Goods Sold. Our cost of goods sold was higher for our nine months ended July 31, 2019 compared to the same period of 2018 due primarily to an increase in the amount of corn ground due to an increase in ethanol production during the 2019 period partially offset by a decrease in natural gas costs.  In addition to the amount of corn we ground, our average cost per bushel of corn was approximately 8% higher during our nine months ended July 31, 2019 compared to the same period of 2018.  Management anticipates that global corn supplies will remain favorable during the remaining quarter of our 2019 fiscal year, with potentially tighter local supplies. Volatility in prices, specifically local basis levels, could be impacted by the amount of corn in our local draw area which could result in higher corn prices during the remaining quarter of our 2019 fiscal year. In addition, continued trade policy and tariffs may impact the corn market and changes in those policies may have a significant impact on the price of corn.

We consumed approximately 6% more bushels of corn during our nine months ended July 31, 2019 compared to the same period of 2018 due to increased ethanol production partially offset by increased efficiencies of converting corn into ethanol. Management anticipates consistent corn consumption during the remaining quarter of our 2019 fiscal year, provided that we can maintain positive operating margins or cash flow that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 4% during our nine months ended July 31, 2019 compared to the same period of 2018. Our usage was 8% higher, and the average price we paid per MMBtu of natural gas was approximately 11% lower during our nine months ended July 31, 2019 compared to the same period of 2018. Management attributes this increase in natural gas usage to increased ethanol production rate. We expect stable natural gas prices during the remaining quarters of our 2019 fiscal year due to current supply levels of natural gas and derivative positions. Further, if we experience a supply disruption during our 2019 fiscal year, it may lead to significantly higher natural gas costs for the amount of gas we use that is not covered by risk management practices.

We experienced combined realized and unrealized gains of approximately $139,000 for our nine months ended July 31, 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $1,609,000 of combined realized and unrealized gains for the same period of 2018 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were similar during our nine months ended July 31, 2019 compared to the same period of 2018. We experienced an increase in our expenses associated with technology and property tax expense due to the expiration of property tax rebates. Management anticipates that our operating expenses will be similar during the remaining quarters of our 2019 fiscal year compared to our 2018 fiscal year.

Other Income (Expense). Other income was lower for our nine months ended July 31, 2019 compared to the same period of 2018, due primarily to a decrease in equity income from investments. We wrote off the value of our note receivable due from Golden Renewable Energy, LLC which equaled approximately $599,000 during the first quarter of 2018. Management anticipates decreased income from our investments during our 2019 fiscal year compared to our 2018 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, experienced less favorable operating margins during our nine months ended July 31, 2019 as compared to the same quarter of 2018.

Changes in Financial Condition for the Nine Months Ended July 31, 2019

Current Assets. We had less cash and equivalents and marketable securities at July 31, 2019 compared to October 31, 2018. This decrease in our cash and marketable security position is due primarily to nearly $5 million in distributions we paid to our members during December 2018 and approximately $8.9 million of cash used for capital projects. The value of our accounts receivable and inventory are higher at July 31, 2019 compared to October 31, 2018 due to timing of shipments and payments for products. The value of our other receivables is lower at July 31, 2019 compared to October 31, 2018 due to funds received from an insurance claim.

Property and Equipment. The net value of our property and equipment was higher at July 31, 2019 compared to October 31, 2018 due to capital projects primarily related to our capacity expansion. We had approximately $2.9 million in construction in progress at July 31, 2019 primarily related to our road and administration building construction.

Other Assets. Our other assets were lower at July 31, 2019 compared to October 31, 2018 due to a decrease in the value of our various investments caused by distributions declared in excess of earnings recorded for the nine months ended July 31, 2019.

Current Liabilities. Our current liabilities at July 31, 2019 were higher compared to October 31, 2018 due to timing of payment on accounts payable including payments for corn.

Long-term Liabilities. Our long-term liabilities were similar at July 31, 2019 and October 31, 2018.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund our plant expansion project or if the current negative margin environment continues for an extended period of time. As of July 31, 2019, we had $10,000,000 available pursuant to our revolving term loan and approximately $9.8 million in cash and equivalents and marketable securities.

We are nearing completion of a multiple phase expansion of the ethanol plant. We expect the expansion to cost approximately $23 million, including the remaining commitment of approximately $2.7 million, some of which we expect to pay through operating income. The final phase of the expansion to increase capacity by approximately 30 million gallons is currently being reevaluated. However, we may secure additional debt financing, or use existing credit facilities, in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the nine months ended July 31, 2019 and 2018:

	Nine Months Ended July 31,
	2019	2018
Net cash provided by operating activities	$3,356,962	$9,168,279
Net cash provided by (used in) investing activities	1,116,065	(7,029,271)
Net cash (used in) financing activities	(4,883,584)	(14,733,420)

Cash Flow From Operations

Our cash flows from operations for the nine months ended July 31, 2019 were lower compared to the same period of 2018 due primarily to lower net income and changes in working capital components. In addition, we also received an insurance payment during our nine months ended July 31, 2019 consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claims filed in July 2018.

Cash Flow From Investing Activities

We used less cash for investing activities during our nine months ended July 31, 2019 compared to the same period of 2018 primarily due to an increase in proceeds from the sale of marketable securities and a decrease in capital expenditures. Our capital expenditures during our 2019 and 2018 fiscal years were primarily for plant improvements associated with the expansion of production and construction of a new road and administration building.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2019, we used less cash for financing activities due to less distributions being paid in 2019 as compared to the same period of 2018.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of July 31, 2019, we had none outstanding on this loan with a potential accrued interest rate of 5.35% per year. As of July 31, 2019, we had $10,000,000 available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2019, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Revenue Recognition

In the first quarter of 2019, we adopted Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and with consideration of short-term nature of customer payments, we have adopted the practical expedient related to the financing component of the contract. We applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. We generally have a single performance obligation in our arrangements with customers. We believe for our contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When we perform shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Adopting the practical expedient for contract costs, our expense sales commissions when incurred because the amortization period would have been less than one year. The implementation of the new standard does not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2019. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of July 31, 2019, we had price protection or delivery protection in place for approximately 29% of our anticipated corn needs, 85% of our natural gas needs and 11% of our ethanol sales for the next 12 months and approximately 22% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	453,000	MMBTU	10%	$118,000
Ethanol	107,400,000	Gallons	10%	14,993,000
Corn	28,396,000	Bushels	10%	11,498,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended July 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2019 and October 31, 2018, (ii) Statements of Operations for the three and nine months ended July 31, 2019 and 2018, (iii) Statements of Cash Flows for the nine months ended July 31, 2019 and 2018, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 11, 2019	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	September 11, 2019	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)