Form 10-K
period 2019-10-31
GOLDEN GRAIN ENERGY
filed 2019-12-20
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2019

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

COMMISSION FILE NUMBER 000-51177

GOLDEN GRAIN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1822 43rd Street SW, Mason City, Iowa 50401
(Address of principal executive offices)

(641) 423-8525
(Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Membership Units

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
☐ Yes     ☒ No

As of April 30, 2019, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,802,167. As of April 30, 2019, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $345,500.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 20, 2019, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

PART I

ITEM 1.    BUSINESS

Business Development

Golden Grain Energy, LLC was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant in Mason City in north central Iowa. References to "we," "us," "our" and the "Company" refer to Golden Grain Energy, LLC. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant. We started producing corn oil at the plant in 2009. We have the ability to produce more than 120 million gallons of ethanol per year.

On July 17, 2017, our board approved moving forward with a multiple phase plant expansion. To date, we have completed all but the final phase of the expansion project. During our 2019 fiscal year, our board put the final phase of the expansion on hold while we reevaluated the project. To date, the earlier phases of the project have cost approximately $21.8 million. We financed this expansion through cash generated by our operations.

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

Product	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017
Ethanol	79%	79%	84%
Distiller Grains	17%	17%	12%
Corn Oil	4%	4%	4%

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

Distiller Grains

The principal co-product of the ethanol production process is distiller grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry. We produce two forms of distiller grains: Modified/Wet Distillers Grains ("MWDG") and Distillers Dried Grains with Solubles ("DDGS"). MWDG is processed corn mash that has been dried to approximately 50% moisture. MWDG has a shelf life of approximately seven days and is often sold to nearby markets. DDGS is processed corn mash that has been dried to approximately 10% moisture. It has a longer shelf life and may be sold and shipped to any market regardless of its vicinity to our ethanol plant. Our primary distiller grains product is DDGS.

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. During our 2019 fiscal year, the largest importers of United States distiller grains were Mexico, Vietnam, Indonesia, South Korea and the European Union. In addition, the United States exported significant amounts of ethanol to Brazil, Canada, India, and the European Union.

Both Brazil and China, each a major source of export demand in the past, instituted tariffs on ethanol produced in the United States during 2018. The imposition of these tariffs resulted in declines in demand from these top importers requiring United States producers to seek out alternative markets.

Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and has required the United States producers to seek out other markets for their products. While Brazil still imports a significant amount of ethanol from the United States, these imports could be significantly higher without these trade barriers.

In addition, continuing trade disputes and tensions with China has negatively impacted ethanol and distiller grains exports. The tariffs imposed by the Chinese have essentially closed this market to both United States ethanol and distiller grains. Demand from other countries has not be sufficient to offset the loss of the Chinese market.

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

Corn prices were higher during our 2019 fiscal year compared to previous years as a result of a decrease in the amount of corn harvested in the fall of 2018 in our local corn draw area. We have not had difficulty securing the corn we need to operate the ethanol plant, however, our cost to purchase the corn we require has been higher. If there is less corn available in our local market due to the wet weather and flooding in the spring of 2019, which delayed planting, along with wet weather during harvest, which delayed the harvest, it may have decreased the amount of corn harvested in the fall of 2019. This may require us to purchase corn which is grown farther away from our plant which may increase our corn costs during our 2020 fiscal year. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Natural Gas

Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement continues for a period of 5 years ending on December 31, 2023, with the option for the parties to agree to 1-year extensions thereafter. We do not anticipate any problems securing the natural gas we require to continue to operate the ethanol plant at capacity during our 2020 fiscal year or beyond.

Electricity

We have an agreement with Interstate Power and Light Company to supply all electricity required by the plant. The agreement is month-to-month and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2020 fiscal year or beyond.

Water

The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. In November 2018, we commissioned a third water well that has the capacity of producing an additional 500 gallons of water per minute.  With these three wells, we can produce over 1,500 gallons of water per minute on site and will likely be less dependent on the City of Mason City for our water supply. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2020 fiscal year or beyond.

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

Working Capital

We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit Services of America ("Farm Credit"). For our 2020 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that we will be able to secure sufficient working capital to continue to operate the plant at capacity.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. As of December 3, 2019, the Renewable Fuels Association ("RFA") estimates that there are 212 ethanol production facilities in the United States with capacity to produce approximately 16.6 billion gallons of ethanol per year. The RFA estimates that approximately 9% of the ethanol production capacity in the United States was not operating as of December 3, 2019. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,616	10%
Poet Biorefining	1,711	10%
Valero Renewable Fuels	1,697	10%
Green Plains Renewable Energy	1,111	7%
Flint Hills Resources	840	5%
TOTAL	6,975	42%
Updated: December 3, 2019

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

In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which reduced exports to Brazil. Brazil increased the quota during our 2019 fiscal year which resulted in additional demand from Brazil, however, without this quota and tariff, Brazilian exports likely would be higher. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Distiller Grains Competition

Our ethanol plant competes with other ethanol producers in the production and sale of distiller grains. Distiller grains are primarily used as an animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. However, Chinese tariffs have negatively impacted exports to China which was previously a top destination for distiller grains which has negatively impacted demand and prices. In the event distiller grains exports continue to decrease, it could result in increased competition among ethanol producers for sales of distiller grains and could negatively impact distiller grains prices in the United States.

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

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of conventional and advanced renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). Recently, the EPA has been granting small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and

2 billion gallons in 2019. These small refinery exemptions have had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry.

On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit. In June 2019, the EPA proposed an RVO of 20.04 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. The ethanol industry has been pushing the EPA and the Trump administration to reverse the effects of these small refinery waivers which we believe are the reason for the poor operating margins during 2018 and 2019.

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

Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In June 2019, the Trump Administration approved the use of E15 year-round which has somewhat expanded the use of E15, but has not been significant enough to offset demand losses which resulted from the small refinery waivers from the RFS.

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

We have obtained all of the necessary permits to operate the ethanol plant. During our 2019 fiscal year, we incurred costs and expenses of approximately $604,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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
In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. This tariff and quota have reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Employees

As of October 31, 2019, we had 55 full-time employees and no part-time employees. We anticipate that we will have approximately 55 full-time employees and no part-time employees during the next 12 months.

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

Risks Relating to Our Business

The EPA issued small refinery exemption waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery exemption waivers, the EPA reallocated the waived gallons to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived gallons to other refiners. These actions have resulted in demand destruction in 2018 and 2019 which led to reduced market ethanol prices and negative operating margins in the ethanol industry. This reduction in ethanol demand has negatively impacted the profitability of our operations. We believe that these small refinery exemptions will continue to be granted by the EPA and that it will continue to negatively impact profitability in the ethanol industry which could reduce or eliminate the value of our units.

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

Declines in the price of ethanol or distiller grains would significantly reduce our revenues. The sales prices of ethanol and distiller grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller grains to continue to be volatile in our 2020 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distiller grains could lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. Historically, the price of ethanol was less than the price of gasoline which increased demand for ethanol from fuel blenders. However, in recent years, gasoline prices were lower which reduced the spread between the price of gasoline and the price of ethanol and led to decreased ethanol demand. If gasoline prices decrease again during our 2020 fiscal year, it could result in lower ethanol prices which could decrease the value of our units.

We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, during 2019 the United States experienced late corn planting and harvest due to wet weather conditions. These unfavorable weather conditions resulted in higher corn prices during 2019. Further, the late corn harvest may result in less corn being harvested and more quality issues with the corn which could impact our operations during our 2020 fiscal year. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past, the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2020 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2020 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

Distiller grains demand and prices may be negatively impacted by the Chinese anti-dumping duty. China was recently the world's largest importer of distiller grains produced in the United States. On January 12, 2016, the Chinese government announced that it would commence an anti-dumping and countervailing duty investigation related to distiller grains imported from the United States. On January 10, 2017, China announced a final ruling related to its anti-dumping and countervailing duty investigation imposing anti-dumping duties from a range of 42.2% to 53.7% and anti-subsidy duties from 11.2% to 12.0%. The imposition of these duties has resulted in a significant decline in demand from this top importer and negatively impacted prices for distiller grains produced in the United States. Due to continued trade disputes and tensions between the United States and China, management does not expect these tariffs to be removed in the near term. This reduction in demand could negatively impact our ability to profitably operate the ethanol plant.

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

Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States. Recently, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions have resulted in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity which is being constructed has in the past and may continue to exceed current domestic and export demand. An oversupply of ethanol could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

Demand for ethanol may not continue to grow unless ethanol can be blended into gasoline in higher percentage blends for standard vehicles. Currently, ethanol is primarily blended with gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% gasoline. Estimates indicate that approximately 143 billion gallons of gasoline are sold in the United States each year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. Many in the ethanol industry believe that the ethanol industry has reached this blend wall. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in standard vehicles. Such higher percentage blends of ethanol are a contentious issue. Automobile manufacturers and environmental groups have fought against higher percentage ethanol blends. The EPA approved the use of E15 for standard (non-flex fuel) vehicles produced in the model year 2001 and later. The fact that E15 has not been approved for use in all vehicles and the labeling requirements associated with E15 may lead to gasoline retailers refusing to carry E15. Further, a limited number of flex-fuel vehicles are being manufactured which has impacted higher percentage blends such as E85. Without an increase in the allowable percentage blends of ethanol that can be used in all vehicles, demand for ethanol may not continue to increase which could decrease the selling price of ethanol and could result in our inability to operate the ethanol plant profitably, which could reduce or eliminate the value of our units.

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

Changes and advances in ethanol production technology could require us to incur costs to update our plant or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.  Advances and changes in the technology of ethanol production are expected to occur. Such advances and changes may make the ethanol production technology installed in our ethanol plant less desirable or obsolete. These advances could allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause the ethanol plant to become uncompetitive or completely obsolete. If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance our technology or acquire new technology so that our ethanol production remains competitive. Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures. These third-party licenses may not be available or, once obtained, they may not continue to be available on commercially reasonable terms. These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income which could decrease the value of our units.

We operate in an intensely competitive industry and compete with larger, better financed companies which could impact our ability to operate profitably.  There is significant competition among ethanol producers. There are numerous producer-owned and privately-owned ethanol plants operating throughout the Midwest and elsewhere in the United States.  We also face competition from ethanol producers located outside of the United States. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET, and Valero Renewable Fuels, each of which is capable of producing significantly more ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry which will likely lead to a few companies which control a significant portion of the United States ethanol production market. We may not be able to compete with these larger producers. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could negatively impact our financial performance and the value of our units.

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

If exports of ethanol are reduced, ethanol prices may be negatively impacted. The United States ethanol industry was supported during our 2019 fiscal year with exports of ethanol. Management believes these additional exports of ethanol were due to lower market ethanol prices in the United States and increased global demand for ethanol. However, these ethanol exports may not continue. In 2017, China and Brazil both implemented import tariffs on United States ethanol and later both increased those tariffs. As a result of small refinery exemptions, we are experiencing the impact of excess ethanol supplies in the market. Without exports of ethanol, excess ethanol supplies in the United States will continue which could continue to negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations.  Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  In addition, international trade disputes can adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer. We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China. In April of 2018, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately to 70% in July 2018.  We cannot estimate the exact effect this tariff increase will have on the overall domestic ethanol market.  However, the increased tariff is expected to reduce overall United States ethanol export demand, which could have a negative effect on domestic ethanol prices.

ITEM 2.    PROPERTIES

Our ethanol plant is located on an approximately 231-acre site in north-central Iowa. The plant's address is 1822 43rd Street SW, Mason City, Iowa. We produce all of our ethanol, distiller grains and corn oil at this site. The ethanol plant has capacity to produce more than 120 million gallons of ethanol per year. During our 2019 fiscal year, we purchased an additional approximately 57 acres of land adjacent to our ethanol plant which may be used for plant upgrade projects we may undertake in the future.

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

As of December 20, 2019, there were approximately 840 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2018 1st	—	—	—	None
2018 2nd	$7.25	$8.00	$7.38	24,000
2018 3rd	$7.00	$7.75	$7.41	116,000
2018 4th	$7.50	$7.75	$7.63	20,000
2019 1st	$7.50	$7.50	$7.50	2,500
2019 2nd	$7.40	$8.00	$7.80	15,000
2019 3rd	$7.50	$7.50	$7.50	5,000
2019 4th	—	—	—	None

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2018 1st	—	—	—	None
2018 2nd	—	—	—	None
2018 3rd	—	—	—	None
2018 4th	$8.00	$8.00	$8.00	10,000
2019 1st	$7.50	$7.50	$7.50	2,500
2019 2nd	$7.50	$8.00	$7.83	32,500
2019 3rd	$7.50	$7.50	$7.50	10,000
2019 4th	$6.85	$7.50	$7.12	40,000

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Traded
2018 1st	—	—	—	None
2018 2nd	$7.00	$7.25	$7.17	45,000
2018 3rd	$7.50	$7.50	$7.50	22,000
2018 4th	$7.50	$7.50	$7.50	25,000
2019 1st	—	—	—	None
2019 2nd	—	—	—	None
2019 3rd	—	—	—	None
2019 4th	$6.75	$6.75	$6.75	25,000

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

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total member return since November 1, 2014, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2014. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$350
$300
$250
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019
ASSUMES $100 INVESTED ON NOV. 01, 2014
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 31, 2019

Company/Market/Peer Group	10/31/2014	10/31/2015	10/31/2016	10/31/2017	10/31/2018	10/31/2019
Golden Grain Energy, LLC	$100.00	$176.02	$202.48	$233.63	$283.69	$283.69
NASDAQ Index	$100.00	$110.39	$113.33	$148.61	$163.08	$187.17
SIC Code Index	$100.00	$98.38	$98.29	$124.57	$32.09	$28.64

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2017, 2016 and 2015 and the selected statement of operations data and other financial data for the years ended October 31, 2016 and 2015 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2019 and 2018 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2019 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2019	2018	2017	2016	2015
Revenues	$203,793,847	$179,501,244	$213,455,567	$200,697,852	$221,149,134
Cost of Goods Sold	203,969,863	175,745,659	188,326,404	185,345,104	194,216,462
Insurance Claim Recoveries, net	—	1,600,000	—	—	—
Gross Profit (Loss)	(176,016)	5,355,585	25,129,163	15,352,748	26,932,672
Operating Expenses	3,706,721	3,623,272	3,844,410	3,646,121	3,407,954
Operating Income (Loss)	(3,882,737)	1,732,313	21,284,753	11,706,627	23,524,718
Other Income (Expense), net	2,170,335	4,638,986	8,114,071	8,686,615	8,421,801
Net Income (Loss)	$(1,712,402)	$6,371,299	$29,398,824	$20,393,242	$31,946,519
Weighted Average Units Outstanding	19,873,000	19,873,000	19,873,000	19,873,000	19,873,000
Net Income (Loss) Per Unit	$(0.09)	$0.32	$1.48	$1.03	$1.61
Cash Distributions per Unit	$0.25	$0.75	$1.25	$0.95	$3.10

Balance Sheet Data:	2019	2018	2017	2016	2015
Current Assets	$32,093,425	$35,164,094	$53,988,590	$48,098,413	$47,036,908
Net Property and Equipment	72,088,805	73,878,806	63,477,489	66,686,967	62,130,548
Other Assets	25,848,153	26,229,379	26,363,336	25,978,526	28,987,864
Total Assets	130,030,383	135,272,279	143,829,415	140,763,906	138,155,320
Current Liabilities	9,140,200	7,634,070	7,716,286	9,237,168	8,114,578
Long-Term Liabilities	469,040	536,414	477,883	449,066	476,962
Members' Equity	120,421,143	127,101,795	135,635,246	131,077,672	129,563,780
Book Value Per Unit	$6.06	$6.40	$6.83	$6.60	$6.52

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenues	$203,793,847	100.0	$179,501,244	100.0
Cost of Goods Sold	203,969,863	100.1	175,745,659	97.9
Insurance Claim Recoveries, net	—	—	1,600,000	0.9
Gross Profit (Loss)	(176,016)	(0.1)	5,355,585	3.0
Operating Expenses	3,706,721	1.8	3,623,272	2.0
Operating Income	(3,882,737)	(1.9)	1,732,313	1.0
Other Income (Expense), net	2,170,335	1.1	4,638,986	2.6
Net Income (Loss)	$(1,712,402)	(0.8)	$6,371,299	3.5

Revenues. Our total revenue was higher for our 2019 fiscal year compared to the same period of 2018, primarily due to increased gallons sold as well as an increase in the average price we received for ethanol and corn oil sales. We produced more ethanol and dried distiller grains during our 2019 fiscal year compared to the same period of 2018. For our 2019 fiscal year, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our 2018 fiscal year, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price we received per gallon of ethanol we sold was approximately 3% higher for our 2019 fiscal year compared to the same period of 2018. Management attributes this increase in the average price we received for our ethanol to less gallons of ethanol production online at the end of our 2019 fiscal year which reduced supplies. Uncertainty existed throughout our 2019 fiscal year related to whether the EPA would grant additional Small Refiner Exemption (SRE) waivers as part of the Renewable Fuels Standard (RFS) for 2019.

We produced approximately 8% more gallons and sold approximately 10% more gallons of ethanol during our 2019 fiscal year compared to the same period of 2018 due to increased ethanol production. During our third fiscal quarter of 2018 we experienced plant production issues which reduced our ethanol production. Our corn to ethanol conversion rate increased by approximately 2% during our 2019 fiscal year compared to the same period of 2018 due to increased plant efficiencies and more consistent plant production rates. Management anticipates that ethanol production will be similar or slightly higher during our 2020 fiscal year compared to our 2019 fiscal year. In May 2018, our production was impacted by damage we experienced to our distillation columns following our spring shutdown. As a result of this loss, we filed a claim for business interruption insurance due to the fact that our operations were interrupted for approximately four weeks. In October 2018 we settled this insurance claim for approximately $3 million, of which approximately $1.6 million was related to our business interruption claim. We received the settlement funds in November 2018. During the second quarter of our 2019 fiscal year we received an additional approximately $184,000 related to final claim adjustments.

If ethanol exports are reduced in the future or if additional SREs are issued, it may lead to excess ethanol supply in the United States which could negatively impact ethanol prices. Management anticipates that ethanol prices will remain steady during our 2020 fiscal year as a result of the 2019 ethanol blending rate being lower than the RFS as a result of the SRE waivers issued during prior years and that may be issued in 2020.

During our 2019 fiscal year, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $270,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized gains on our ethanol derivative instruments of approximately $2,000 during our 2018 fiscal year which increased our revenue.

The average price per ton we received for our dried distiller grains was approximately 8% more for our 2019 fiscal year compared to the same period of 2018, and the average price per ton we received for our modified/wet distiller grains was approximately 21% more for our 2019 fiscal year compared to the same period of 2018. Management attributes these price increases with strong global protein markets, specifically in soybean meal, and increasing domestic livestock production during the 2019 period. Since distiller grains are primarily used as a feed substitute for corn and soybean meal, when soybean or corn prices increase and the supply of these competing products decrease, it positively impacts distiller grains demand and prices. Management anticipates that global corn and soybean prices and demand will remain relatively stable during our 2020 fiscal year due to the size of the 2019 corn harvest and relatively stable corn demand.

Distiller grains prices have been impacted during our recent fiscal years as a result of Chinese trade policies which impacted distiller grains. In 2017, China implemented final tariffs on United States distiller grains which essentially closed the Chinese markets for United States producers. Management believes that this trade dispute has negatively impacted our profitability which could continue during our 2020 fiscal year. In addition, trade negotiations and tariffs continue to affect global supply and demand of both corn and distiller grains. If there are significant changes in the policies, it could have a material impact on both demand and commodity pricing.

We sold approximately 6% more total tons of distiller grains during our 2019 fiscal year compared to the same period of 2018 due to increased ethanol production. Management anticipates relatively stable distiller grains production during our 2020 fiscal year as we anticipate a similar amount of ethanol production during our 2020 fiscal year and continued plant efficiencies.

The average price we received for our corn oil increased by approximately 2% during our 2019 fiscal year compared to the same period of 2018. Management believes that the increase in corn oil prices was driven by an increase in total corn oil demand that outpaced corn oil supply due to reduced ethanol production driven by SREs. Corn oil is used primarily as animal feed, for certain industrial uses and for biodiesel production.

We sold approximately 1% fewer pounds of corn oil during our 2019 fiscal year compared to the same period of 2018 due to an approximate 1% decrease in the amount of corn oil we extracted from a bushel of corn for the 2019 period. Management anticipates a similar amount of corn oil sales during our 2020 fiscal year.

Cost of Goods Sold. Our cost of goods sold was higher for our 2019 fiscal year compared to the same period of 2018 due to higher corn grind due to an increase in ethanol production as well as an increase in corn price per bushel. Our average cost per bushel of corn before derivative activities was approximately 11% higher during our 2019 fiscal year compared to the same period of 2018. Management attributes this increase to volatility in prices, specifically local basis levels, which was impacted by the amount of corn in our local draw area following the 2018 harvest. Corn prices have remained steady following the end of our 2019 fiscal year due to a large national corn crop which was harvested in the fall of 2019; however, the corn basis in the local draw area remains higher than historical averages which may put additional pressure on the price we have to pay for corn in our 2020 fiscal year. Management anticipates that global corn supplies will remain favorable during our 2020 fiscal year despite the potential for tighter local supplies. In addition, continued trade policy and tariffs have impacted the corn market in 2019 and changes in those policies may have a significant impact on the price of corn.

We consumed approximately 6% more bushels of corn during our 2019 fiscal year compared to 2018 due primarily to increased ethanol production. We were able to increase our corn conversion efficiency by approximately 2% during our 2019 fiscal year compared to 2018 which allowed us to produce more gallons of ethanol per bushel of corn in each year. Management anticipates consistent corn consumption during our 2020 fiscal year compared to our 2019 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

Despite increased ethanol production, our natural gas costs decreased by approximately 4% during our 2019 fiscal year compared to the same period of 2018 primarily due to significantly higher natural gas costs during the first quarter of our 2018 fiscal year as compared to the same period of 2019. The average price we paid per MMBtu of natural gas was approximately 12% lower during our 2019 fiscal year compared to the same period of 2018. Management attributes this decrease in natural gas prices with a colder than average winter in 2018 that included long periods of extremely cold temperatures and improved derivative activity in 2019 which minimized the volatility of the price we paid for natural gas during our 2019 fiscal year. Management anticipates that 2020 natural gas prices will be similar to our 2019 fiscal year due to derivative positions that we anticipate will help protect from market and weather volatility during 2020. However, if we experience an exceptionally cold and long winter during our 2020 fiscal year or a significant change in supply, we could see a slight increase in natural gas prices.

Our natural gas consumption during our 2019 fiscal year increased by approximately 9% compared to our 2018 fiscal year. Management attributes this increase to more ethanol gallons produced along with an approximate 1% decrease in the efficiency of natural gas usage per gallon of ethanol produced.

We experienced approximately $821,000 of combined realized and unrealized gains for our 2019 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $2,767,000 of combined realized and unrealized gains for our 2018 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

During our 2019 fiscal year we recorded a loss on fixed assets due to an impairment of idled property. We recorded an impairment on fixed assets of approximately $2,608,000 on equipment we had constructed and placed in service to accept steam and tie into Golden Renewable Energy, LLC.

Operating Expenses. Our operating expenses were slightly higher during our 2019 fiscal year compared to the same period of 2018 primarily due to increases in property tax and technology expenses, which were partially offset by decreases in employee bonuses. Employee bonuses are calculated, in part, based off of net income. Management anticipates that our operating expenses will be higher during our 2020 fiscal year compared to our 2019 fiscal year due to anticipated higher property tax expense and significantly higher insurance expense.

Other Income. Other income items, including equity in net income of investments, interest and other, were lower for our 2019 fiscal year compared to the same period of 2018 due primarily to a decrease in our portion of the net income generated by our investments. Our investments are in companies in the ethanol industry. During our 2018 fiscal year, one of our investments continued to make distributions in excess of the equity balance recorded by the Company and therefore that excess is recorded as income for our 2018 fiscal years; however, they made no distributions in our 2019 fiscal year. We had an increase in income from our marketable securities and cash equivalents during our 2019 fiscal year compared to the same period of 2018. Management anticipates similar income from our investments during our 2020 fiscal year compared to our 2019 fiscal year.

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

The average price we received per gallon of ethanol we sold was approximately 11% lower for our 2018 fiscal year compared to the same period of 2017. Management attributes this decrease in the average price we received for our ethanol to higher ethanol supplies and lower demand. Uncertainty existed throughout our 2018 fiscal year related to whether the EPA would grant additional SRE waivers as part of the RFS for 2018.

We produced approximately 8% fewer gallons and sold approximately 10% fewer gallons of ethanol during our 2018 fiscal year compared to the same period of 2017 due to decreased ethanol production stemming from reduced crush margins and plant production issues experienced during our third fiscal quarter of 2018. Our corn to ethanol conversion rate was similar in 2018 and 2017. In May 2018, our production was impacted by damage we experienced to our distillation columns following our spring shutdown. As a result of this loss, we filed a claim for business interruption insurance due to the fact that our operations were interrupted for approximately four weeks. In October 2018 we settled this insurance claim for approximately $3 million, of which approximately $1.6 million was related to our business interruption claim. We received the settlement funds in November 2018.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2019 and 2018

Current Assets. We had approximately $15.9 million in cash and equivalents at October 31, 2019 compared to approximately $9.3 million in cash and equivalents at October 31, 2018. In addition, at October 31, 2019 we had approximately $871,000 in marketable securities associated with short-term investments we purchased during our recent fiscal years. This compares to approximately $10.6 million of marketable securities at October 31, 2018. We had a higher accounts receivable balance at October 31, 2019 compared to October 31, 2018 which is from a higher price of ethanol and timing of sales at the end of 2019 compared to the end of 2018. In addition, the ethanol in ending inventory had a higher carrying value on October 31, 2019 compared to October 31, 2018. The decrease in other receivables as of October 31, 2019 was from a receivable on an insurance claim recovery of approximately $3.0 million as of October 31, 2018.

Property and Equipment. The net value of our property and equipment was lower at October 31, 2019 compared to October 31, 2018 due to regular depreciation and impairment of idled property offset by approximately $11.5 million of capital expenditures. Plant improvements during our 2019 fiscal year primarily included activities in connection with our plant expansion including a new slurry system, fermentor, administration building and entrance road. During the year ended October 31, 2019, we decreased our property and equipment by approximately $2.6 million from an impairment on fixed assets for equipment we had constructed and placed in service to accept steam and tie into Golden Renewable Energy, LLC.

Other Assets. Our investments and other assets were slightly lower at October 31, 2019 compared to October 31, 2018 due mainly to less net income generated by investments compared to distributions received from investments during the 2019 fiscal year which decreases the asset balance.

Current Liabilities. Our accounts payable balance was higher at October 31, 2019 compared to October 31, 2018 due primarily to an increase in our payables for corn purchases at October 31, 2019. Our accrued expenses were similar and other current liabilities were lower at October 31, 2019 compared to October 31, 2018 due to payment of some retainage payable associated with the plant expansion.

Long-term Liabilities. Our deferred compensation was lower at October 31, 2019 compared to October 31, 2018 due to payments on deferred management bonuses that was awarded during previous fiscal years, but paid in our 2019 fiscal year.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. We are in the process of renewing our current line of credit which matures in February 2020. However, additional funds may be necessary to fund our plant expansion project or if the current negative margin environment continues for an extended period of time. As of October 31, 2019, we had $10 million available pursuant to our revolving term loan. In addition, we had approximately $15.9 million in cash and equivalents and approximately $0.9 million in short-term marketable securities at October 31, 2019.

We are nearing completion of a multiple phase expansion of the ethanol plant. We expect the expansion to cost approximately $23 million, including the remaining commitment of approximately $1.5 million, some of which we expect to pay through operating income. The final phase of the expansion to increase capacity by approximately 30 million gallons is currently being reevaluated. However, we may secure additional debt financing, or use existing credit facilities, in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

Other than the debt we anticipate incurring for our plant expansion project and renewing our line of credit, we do not anticipate securing any additional equity or debt financing for working capital in the next 12 months. However, we have recently experienced unfavorable operating conditions and should these conditions last for an extended period of time, we may have to secure additional sources of capital.

The following table shows our cash flows for the fiscal years ended October 31, 2019 and 2018:

	Fiscal Year Ended October 31
	2019	2018
Net cash provided by operating activities	$12,972,230	$13,424,754
Net cash (used in) investing activities	(1,474,185)	(6,886,716)
Net cash (used in) financing activities	(4,883,584)	(14,733,420)

Cash Flow From Operations

Our cash flows from operations for our 2019 fiscal year were lower compared to our 2018 fiscal year due primarily to decreased net income during the 2019 period. We also received an insurance payment during our 2019 fiscal year consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claim filed in July 2018.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2019 fiscal year compared to the same period of 2018 primarily due to a decrease in capital expenditures partially offset by a decrease in proceeds from the sale of marketable securities. Our capital expenditures during our 2019 and 2018 fiscal years were primarily for plant improvements associated with a new slurry system, warehouse, process wells and fermentors.

Cash Flow From Financing Activities.

We used less cash for financing activities during our 2019 fiscal year as compared to our 2018 fiscal year primarily due to smaller distributions paid to our members during our 2019 fiscal year.

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

Variable Line of Credit

We have a long-term revolving line of credit. During our 2019 fiscal year, interest on this loan accrued at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We have $10 million available pursuant to this long-term revolving line of credit until it matures on February 1, 2020. We are in the process of renewing this long-term revolving line of credit. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of October 31, 2019, we had no outstanding balance on this loan with an accrued interest rate of 4.95% per year. As of October 31, 2019, we had $10 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of October 31, 2019, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Grants and Government Programs

In December 2006, we received the first payment from our semi-annual economic development grants equal to the amount of the tax assessments imposed on our ethanol plant by Cerro Gordo County, the county in which our ethanol plant is located. Based on our 2009 assessment, the total amount of these grants is expected to be approximately $9 million, which will be paid semi-annually over a 10-year period with the final payment being made in 2019. In addition, we entered into a new Development Agreement with Cerro Gordo County in December 2019 associated with our expansion project. Pursuant to this Development Agreement, we are obligated to spend $23 million associated with our expansion project and in exchange, Cerro Gordo has agreed to refund 100% of the increased property taxes associated with the project up to a maximum benefit of $2 million. There is a 10 year term associated with this incentive subject to the cap.

Contractual Cash Obligations

In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2019:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$3,125,000	$1,214,000	$1,463,000	$448,000	$—
Purchase Obligations	14,876,000	13,592,000	1,284,000	—	—
Total Contractual Cash Obligations	$18,001,000	$14,806,000	$2,747,000	$448,000	$—

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

Revenue Recognition

In the first quarter of 2019, the Company adopted Accounting Standards Update (ASU) 2014-9, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue from the sale of the Company's products is recognized at the time control transfers to the customers. This generally occurs upon shipment, loading of the goods or when the customer picks up the goods. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g. when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Interest income is recognized as earned. Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil is recorded based on the net selling price reported to the Company from the marketer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2019 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2019, we had price protection in place for approximately 22% of our anticipated corn needs, approximately 77% of our natural gas needs and 11% of our ethanol sales for the next 12 months. We also had price protection in place for approximately 12% of our anticipated natural gas needs for a period from 13-24 months from October 31, 2019.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2019, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2019. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	660,000	MMBTU	10%	$164,000
Ethanol	107,400,000	Gallons	10%	15,132,000
Corn	31,374,000	Bushels	10%	12,327,000

For comparison purposes, our sensitivity analysis for our 2018 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	754,000	MMBTU	10%	$224,000
Ethanol	119,160,000	Gallons	10%	13,846,000
Corn	34,640,000	Bushels	10%	11,584,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Golden Grain Energy, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Golden Grain Energy, LLC (the Company) as of October 31, 2019 and 2018, the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2019, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Des Moines, Iowa
December 20, 2019

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2019	October 31, 2018

Current Assets
Cash and equivalents	$15,937,266	$9,322,805
Marketable securities	870,706	10,559,242
Accounts receivable	2,509,938	1,085,581
Other receivables	215,981	3,784,114
Derivative instruments	1,115,525	804,952
Inventory	8,534,358	6,876,956
Prepaid expenses and other	2,909,651	2,730,444
Total current assets	32,093,425	35,164,094

Property and Equipment
Land and land improvements	14,319,211	12,961,713
Building and grounds	30,891,090	31,319,540
Grain handling equipment	16,038,202	16,046,157
Office equipment	458,385	275,086
Plant and process equipment	121,636,606	108,786,485
Construction in progress	5,038,278	12,887,773
	188,381,772	182,276,754
Less accumulated depreciation	116,292,967	108,397,948
Net property and equipment	72,088,805	73,878,806

Other Assets
Investments	25,416,170	25,719,513
Other assets	431,983	509,866
Total other assets	25,848,153	26,229,379

Total Assets	$130,030,383	$135,272,279

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2019	October 31, 2018

Current Liabilities
Accounts payable	$6,188,819	$4,465,376
Accrued expenses	2,827,791	2,801,329
Other current liabilities	123,590	367,365
Total current liabilities	9,140,200	7,634,070

Long-term Liabilities-Deferred compensation	469,040	536,414

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	120,421,143	127,101,795

Total Liabilities and Members’ Equity	$130,030,383	$135,272,279

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017

Revenues	$203,793,847	$179,501,244	$213,455,567

Cost of Goods Sold	203,969,863	175,745,659	188,326,404

Insurance claim recoveries, net (see note 14)	—	1,600,000	—

Gross Profit (Loss)	(176,016)	5,355,585	25,129,163

Operating Expenses	3,706,721	3,623,272	3,844,410

Operating Income (Loss)	(3,882,737)	1,732,313	21,284,753

Other Income (Expense)
Other income (expense)	238,140	(643,461)	655,000
Interest income (expense)	215,995	18,672	(18,638)
Equity in net income of investments	1,716,200	5,263,755	7,477,709
Total Other Income	2,170,335	4,638,986	8,114,071

Net Income (Loss)	$(1,712,402)	$6,371,299	$29,398,824

Basic & diluted net income (loss) per unit	$(0.09)	$0.32	$1.48
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$0.25	$0.75	$1.25

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2019	October 31, 2018	October 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$(1,712,402)	$6,371,299	$29,398,824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,999,546	9,092,277	9,119,688
Unrealized (gain) loss on risk management & marketable securities	(686,080)	71,059	(465,112)
Impairment of and loss on disposal of long-lived assets	2,755,663	3,140	—
Amortization of deferred revenue	—	(93,443)	(163,884)
Cancelation of note receivable	—	599,421	—
Change in accretion of interest on grant & note receivable	(2,326)	(188,138)	18,979
Distributions (earnings) in excess of earnings (distributions) from investments	303,343	(710,373)	(549,280)
Gain on insurance proceeds from involuntary conversion & business interruption	(183,739)	(3,000,000)	(489,852)
Insurance proceeds from involuntary conversion & business interruption	3,183,739
Deferred compensation expense	(67,374)	58,531	122,260
Change in assets and liabilities
Accounts receivable	(1,424,357)	4,854,616	261,907
Inventory	(1,657,402)	(2,572,160)	2,600,888
Prepaid expenses and other	306,586	(189,669)	(990,699)
Accounts payable	2,130,571	(243,236)	(1,777,738)
Accrued expenses	26,462	(628,570)	458,085
Net cash provided by operating activities	12,972,230	13,424,754	37,544,066

Cash Flows from Investing Activities
Capital expenditures	(11,538,228)	(18,538,159)	(6,154,333)
Proceeds from sale of equipment	—	10,000	—
Insurance proceeds from involuntary conversion	—	—	648,752
Purchase of marketable securities	(7,515)	(34,645)	(9,061,164)
Proceeds from sale of marketable securities	10,071,558	11,676,088	2,750,000
Purchase of investments	—	—	(15,000)
Net cash (used in) investing activities	(1,474,185)	(6,886,716)	(11,831,745)

Cash Flows from Financing Activities
Distributions to members	(4,968,250)	(14,904,750)	(24,841,250)
Refund on utility right costs	—	—	30,668
Payments received on grant receivable	84,666	171,330	84,258
Net cash (used in) financing activities	(4,883,584)	(14,733,420)	(24,726,324)
Net Increase (Decrease) in Cash and Equivalents	6,614,461	(8,195,382)	985,997
Cash and Equivalents – Beginning of Period	9,322,805	17,518,187	16,532,190
Cash and Equivalents – End of Period	$15,937,266	$9,322,805	$17,518,187

Supplemental Cash Flow Information
Interest paid	$51,177	$56,609	$51,157

Supplemental Disclosure of Noncash Operating & Investing Activities
Accounts Payable related to construction in process	$897,808	$1,304,936	$421,903
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the years ended October 31, 2019, 2018 and 2017

Balance - October 31, 2016	$131,077,672
Distribution for 19,873,000 Class A and Class B units, November 2016 & May 2017, $1.25 per unit	(24,841,250)
Net Income	29,398,824
Balance - October 31, 2017	135,635,246
Distribution for 19,873,000 Class A and Class B units, November 2017 $0.75 per unit	(14,904,750)
Net Income	6,371,299
Balance - October 31, 2018	127,101,795
Distribution for 19,873,000 Class A and Class B units, November 2018 $0.25 per unit	(4,968,250)
Net (Loss)	(1,712,402)
Balance - October 31, 2019	$120,421,143

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

Marketable securities consisted of mutual funds and overnight money market accounts invested in intermediate-term municipal and government bonds. For the periods ended October 31, 2019 and 2018, there were no other-than-temporary impairments recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

	Year Ended October 31,
	2019	2018	2017
Net earnings (loss) on marketable securities	$316,000	$(135,000)	$183,000

	Marketable Securities
As of	Cost	Fair Market Value
October 31, 2019	$767,000	$871,000
October 31, 2018	10,857,000	10,559,000
Accounts Receivable
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended October 31, 2019, for all companies, is based on the investee's results for the twelve month period ended September 30 of each year.

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

All revenue recognized in the statement of operations is considered to be revenue from contracts with customers. The disaggregation of revenue according to product line, along with accounts receivable from contracts with customers, is as disclosed in Note 6. Shipping costs incurred by the Company in the sale of ethanol, distiller grains and corn oil are not specifically identifiable and as a result, revenue from the sale of ethanol, distiller grains and corn oil are recorded based on the net selling price reported to the Company from its marketer. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of October 31, 2019.

Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

During the year ended October 31, 2019, the Company identified idled property with a net book value of approximately $2,608,000. The fair value of this asset group was considered to be minimal and the Company recorded an impairment loss of this full value, including in cost of goods sold for the year ended October 31, 2019.

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No expense or liability has been recorded as of October 31, 2019, 2018 or 2017 for environmental liabilities.

Incentive Compensation Plan

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2019 fiscal year, ethanol sales accounted for approximately 79% of total revenue, distiller grains sales accounted for approximately 17% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 75% of cost of goods sold.

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

Recent Accounting Pronouncements
The Company is currently evaluating the following new accounting pronouncements and their potential impact, if any, on our financial statements:

In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on November 1, 2019, with early adoption permitted. The Company will adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before November 1, 2019.

On adoption, we currently expect to recognize additional operating liabilities of approximately $2.9 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

In August 2018, FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes some of the disclosure requirements related to fair value measurements related to the Level 1, 2 and 3 investments. ASU 2018-13 is effective for fiscal

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Reclassification
Certain items in the statements of cash flows for the years ended October 31, 2017 have been reclassified to conform to the presentation as of and for the year ended October 31, 2019. The changes do not affect net cash flow but were changed to agree with the classifications used in the October 31, 2019 financial statements.

2.    INVENTORY

Inventory consisted of the following as of October 31, 2019 and October 31, 2018:

	October 31, 2019	October 31, 2018
Raw Materials	$4,259,459	$2,859,081
Work in Process	1,877,354	1,232,248
Finished Goods	2,397,545	2,785,627
Totals	$8,534,358	$6,876,956

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures on February 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (4.95% as of October 31, 2019). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of October 31, 2019, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of October 31, 2019 and 2018, the Company had no outstanding borrowings.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from employees, members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (See Note 6). The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended October 31, 2019, 2018 and 2017 totaled approximately $40,569,000, $41,478,000 and $33,317,000, respectively. As of October 31, 2019 and 2018, the amounts owed to related parties was approximately $547,000 and $420,000, respectively (See Note 6).

5.    EMPLOYEE BENEFIT PLANS

The Company had a deferred phantom unit compensation plan for certain employees equal to 1% of net income implemented during its fiscal year ended October 31, 2014. Currently, the Company has a cash bonus compensation plan which is paid shortly after the fiscal year in which the cash bonus is earned. During the fiscal years ended October 31, 2019, 2018 and 2017, the Company recorded compensation expense related to the prior deferred phantom unit compensation plan of approximately none, $59,000 and $122,000, respectively. As of October 31, 2019 and 2018, the Company had a liability of approximately $469,000 and $536,000 outstanding as deferred compensation, respectively, and had no additional expense to be recognized as future compensation expense as all units were fully vested as of October 31, 2019.

The Company has a retirement plan which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $150,000, $154,000 and $118,000 during the years ended October 31, 2019, 2018 and 2017, respectively.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	2019	2018	2017
Sales ethanol	$161,953,000	$141,904,000	$178,303,000
Sales distiller grains	34,987,000	30,501,000	26,301,000
Sales corn oil	7,685,000	7,650,000	9,319,000

Marketing fees-ethanol	243,000	262,000	(225,000)
Marketing fees-distiller grains	258,000	235,000	(169,000)
Marketing fees-corn oil	60,000	59,000	(106,000)

As of	October 31, 2019	October 31, 2018
Amount due from RPMG	$2,489,000	$1,080,000

The Company entered into multiple construction agreements as part of plans to expand plant capacity and build a new entrance road and administration building. The Company has incurred costs related to the expansion project totaling approximately $21.8 million of which approximately $7.9 million is to a related party. The current planned expansion project costs are estimated at approximately $23 million, including remaining commitments of approximately $1.5 million. The project is materially completed with exception of the entrance road and administration building which are expected to be completed in the winter of 2019. The final phase of the expansion to increase production capacity is currently being reevaluated. No other contracts have been executed.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2019, 2018 and 2017 and the fair value of derivatives as of October 31, 2019 and 2018:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Statement of Operations Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:

Commodity Contracts for the	Revenue	$(154,000)	$(116,000)	$(270,000)
fiscal year 2019	Cost of Goods Sold	(156,000)	977,000	821,000
	Total	$(310,000)	$861,000	$551,000

Commodity Contracts for the	Revenue	$—	$2,000	$2,000
fiscal year 2018	Cost of Goods Sold	2,659,000	108,000	2,767,000
	Total	$2,659,000	$110,000	$2,769,000

Commodity Contracts for the	Revenue	$—	$32,000	$32,000
fiscal year 2017	Cost of Goods Sold	1,618,000	383,000	2,001,000
	Total	$1,618,000	$415,000	$2,033,000

	Balance Sheet Classification	October 31, 2019	October 31, 2018
Futures and option contracts
In gain position		$1,930,000	$801,000
In loss position		(608,000)	(340,000)
Cash held by broker		(206,000)	344,000
	Current Asset	$1,116,000	$805,000

As of October 31, 2019, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $708,000 of the purchase commitments and all of the sale commitments were with related parties. As of October 31, 2018 the Company recognized an impairment on our forward purchase contracts of approximately $394,000. This reduced inventory on the balance sheet and increased cost of good sold on the statement of operations. There was no impairment on our forward purchase contracts as of October 31, 2019.

	Commitments Through	Amount
Sale commitments
Distiller grains - fixed price	December 2019	$3,259,000
Corn Oil - fixed price	November 2019	634,000

Purchase commitments
Corn - fixed price	October 2020	$3,928,000
Corn - basis contract	December 2020	4,522,000
Natural gas - fixed price	March 2021	6,426,000

As of October 31, 2019, the Company has fixed price futures and forward contracts in place for approximately 22% of anticipated corn needs and 11% of ethanol sales with no open positions beyond that point. As of October 31, 2019, the Company has fixed priced futures and forward contracts in place for approximately 77% of its natural gas needs for the next 12 months and approximately 12% of its natural gas needs for the next 24 months with no open positions beyond that point.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

As of October 31, 2019, the Company had approximately 212,000 bushels with approximate market value of $805,000 of credit sale corn contracts. As of October 31, 2018, the Company had approximately 108,000 bushels with approximate market value of $360,000 of priced later and deferred payment corn contracts.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, October 31, 2019	$871,000	$871,000	$—	$—
Assets, October 31, 2018	10,559,000	10,559,000	—	—
Derivative financial instruments
October 31, 2019
Assets	$1,930,000	$1,650,000	$280,000	$—
Liabilities	(608,000)	(80,000)	(528,000)	—
October 31, 2018
Assets	$801,000	$195,000	$606,000	$—
Liabilities	(340,000)	(22,000)	(318,000)	—

9. INVESTMENTS

Condensed, combined financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s).

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Balance Sheet	9/30/2019	9/30/2018	9/30/2017
Current Assets	$337,643	$309,869	$294,535
Other Assets	258,655	268,900	265,004
Current Liabilities	224,439	199,683	170,289
Long-term Debt	55,368	63,535	78,122
Members’ Equity	316,491	315,550	311,128

	Twelve Months Ended
Income Statement	9/30/2019	9/30/2018	9/30/2017
Revenue	$776,635	$771,762	$746,736
Gross Profit	34,731	78,167	98,659
Net Income	25,026	67,128	89,442

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions, which represents greater than 10% of the Company's net income for the year ended October 31, 2019. The Company's equitable portion of assets of Homeland Energy Solutions is greater than 10% of the Company total assets as of the years ended October 31, 2019 and 2018.

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	9/30/2019	9/30/2018	9/30/2017
Current Assets	$92,654	$89,707	$89,142
Other Assets	138,578	139,631	138,391
Current Liabilities	47,436	44,366	41,095
Long-term Debt	18,574	20,947	27,000
Members’ Equity	165,222	164,025	159,438

	Twelve Months Ended
Income Statement	9/30/2019	9/30/2018	9/30/2017
Revenue	$313,029	$300,385	$271,148
Gross Profit	13,093	25,740	35,279
Net Income	10,559	21,831	31,777

The Company recorded equity in net income of investments of approximately $544,000 from Absolute Energy, $0 from Guardian Energy, $900,000 from Homeland Energy Solutions and $273,000 from our other investments for a total of approximately $1,716,000 for the fiscal year ended October 31, 2019. Income for the fiscal years ended October 31, 2018 and 2017 totaled approximately $5,264,000 and $7,478,000, respectively. The Company has undistributed net earnings of investees of approximately $12,068,000 and $12,361,338 as of October 31, 2019 and 2018, respectively.

10. MEMBERS’ EQUITY

The total number of Class A and B units outstanding as of October 31, 2019 and 2018 was 19,873,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

11. LEASE OBLIGATIONS

The Company has eight leases for equipment with original terms of 2 to 5 years which extend through May 2024. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the lease. Rent expense for operating leases for the years ending October 31, 2019, 2018 and 2017 was approximately $1,592,000, $1,407,000 and $1,625,000, respectively.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

At October 31, 2019, the Company had the following approximate minimum rental commitments under non-cancelable operating leases.

2020	$1,214,000
2021	876,000
2022	587,000
2023	330,000
2024	118,000
Total	$3,125,000

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2019
Total revenues	$46,196,377	$49,608,660	$51,773,780	$56,215,030
Gross profit (loss)	(621,266)	1,570,724	(1,502,206)	376,732
Operating income (loss)	(1,592,662)	593,600	(2,430,563)	(453,112)
Net income (loss)	(1,179,271)	1,228,441	(1,673,866)	(87,706)
Basic & diluted income (loss) per unit	$(0.06)	$0.06	$(0.08)	$—

Year ended October 31, 2018
Total revenues	$47,479,043	$45,886,524	$41,465,388	$44,670,289
Gross profit	60,857	2,341,798	833,081	2,119,849
Operating income (loss)	(987,179)	1,259,684	100,698	1,359,110
Net income (loss)	(1,317,498)	3,321,205	1,440,371	2,927,221
Basic & diluted income (loss) per unit	$(0.07)	$0.17	$0.07	$0.15

Year ended October 31, 2017
Total revenues	$56,063,549	$50,960,556	$49,760,291	$56,671,171
Gross profit	8,913,597	3,930,146	3,725,862	8,559,558
Operating income	7,961,450	3,039,717	2,683,514	7,600,072
Net income	10,959,532	4,742,720	3,840,574	9,855,998
Basic & diluted income per unit	$0.55	$0.24	$0.19	$0.50

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
The claims were predominately settled in October 2018 for a net recovery of approximately $3.0 million, consisting of approximately $1.4 million from the property insurance claim and $1.6 million from the business interruption claim. The net recovery of approximately $3.0 million is included in other receivables on the balance sheet as of October 31, 2018. On the statement of operations for the period ending October 31, 2018, approximately $1.0 million increased revenues, approximately $400,000 decreased cost of sales and $1.6 million was classified as insurance claim recoveries, net. The funds were received by the Company in November 2018. During the period ending October 31, 2019 approximately $184,000 was received and reduced cost of sales. This additional amount brought the total recovery on this claim to approximately $3.2 million.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

15. SUBSEQUENT EVENTS

On December 3, 2019, the City of Mason City approved a development agreement associated with the recently completed expansion project. Pursuant to this Development Agreement, the Company is obligated to spend $23 million towards the expansion and in exchange the City of Mason City has agreed to refund 100% of the increased property taxes associated with the project up to a maximum benefit of $2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2019.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2019.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2019 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference in the definitive proxy statement from our 2020 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2019 fiscal year end. This proxy statement is referred to in this report as the 2020 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated by reference to the 2020 Proxy Statement.

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

101
The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2019 and October 31, 2018, (ii) Statements of Operations for the fiscal years ended October 31, 2019, 2018 and 2017, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2019, 2018 and 2017, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2019, 2018 and 2017, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 20, 2019	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	December 20, 2019	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 20, 2019	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 20, 2019	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 20, 2019	/s/ Stan Laures
Stan Laures, Director

Date:	December 20, 2019	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 20, 2019	/s/ Marion Cagley
Marion Cagley, Director

Date:	December 20, 2019	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 20, 2019	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 20, 2019	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 20, 2019	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 20, 2019	/s/ Roger Shaffer
Roger Shaffer, Director