Form 10-Q
period 2020-03-02
GOLDEN GRAIN ENERGY
filed 2020-03-16
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 16, 2020, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	January 31, 2020	October 31, 2019
	(Unaudited)
Current Assets
Cash and equivalents	$16,517,347	$15,937,266
Marketable securities	910,619	870,706
Accounts receivable	5,901,592	2,509,938
Other receivables	1,070,260	215,981
Derivative instruments	1,042,947	1,115,525
Inventory	7,258,394	8,534,358
Prepaid expenses and other	3,692,276	2,909,651
Total current assets	36,393,435	32,093,425

Property and Equipment
Land and land improvements	16,319,211	14,319,211
Building and grounds	32,891,090	30,891,090
Grain handling equipment	16,084,232	16,038,202
Office equipment	1,017,371	458,385
Plant and process equipment	121,851,854	121,636,606
Construction in progress	2,246,355	5,038,278
	190,410,113	188,381,772
Less accumulated depreciation	118,529,022	116,292,967
Net property and equipment	71,881,091	72,088,805

Other Assets
Investments	24,254,575	25,416,170
Right of use assets from operating leases	2,597,026	—
Other assets	1,814,191	431,983
Total other assets	28,665,792	25,848,153

Total Assets	$136,940,318	$130,030,383

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2020	October 31, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$5,442,706	$6,188,819
Accrued expenses	3,000,983	2,827,791
Other current liabilities	131,920	123,590
Current portion operating lease liabilities	1,048,441	—
Total current liabilities	9,624,050	9,140,200

Long-term Liabilities
Long-term liabilities, deferred compensation	500,506	469,040
Operating lease liabilities	1,548,585	—
Deferred revenue, net of current portion	1,431,816	—
Total long-term liabilities	3,480,907	469,040

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	123,835,361	120,421,143

Total Liabilities and Members’ Equity	$136,940,318	$130,030,383

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2020	January 31, 2019

Revenues	$57,432,202	$46,196,377

Cost of Goods Sold	54,826,337	46,817,643

Gross Profit (Loss)	2,605,865	(621,266)

Operating Expenses	1,273,962	971,396

Operating Income (Loss)	1,331,903	(1,592,662)

Other Income
Other income	8,447	200,826
Interest income	58,598	51,668
Equity in net income of investments	2,015,270	160,897
Total Other Income	2,082,315	413,391

Net Income (Loss)	$3,414,218	$(1,179,271)

Basic & diluted net income (loss) per unit	$0.17	$(0.06)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$—	$0.25

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2018	$127,101,795

Net loss for the three-month period ended January 31, 2019	(1,179,271)

Member distributions	(4,968,250)

Balance - January 31, 2019	$120,954,274

Members' Equity

Balance - October 31, 2019	$120,421,143

Net income for the three-month period ended January 31, 2020	3,414,218

Balance - January 31, 2020	$123,835,361

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2020	January 31, 2019
Cash Flows from Operating Activities
Net income (loss)	$3,414,218	$(1,179,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,254,569	2,489,177
Unrealized loss on risk management & marketable securities	64,131	148,841
Change in accretion of interest on grant & note receivable	—	(2,326)
Distributions in excess of earnings from investments	621,595	658,858
Proceeds from insurance claims and business interruption	—	3,000,000
Change in deferred compensation	—	(58,649)
Change in assets and liabilities
Accounts receivable	(3,391,654)	(1,190,618)
Inventory	1,275,964	195,768
Prepaid expenses and other	(1,096,904)	(169,285)
Accounts payable	(109,096)	772,409
Accrued expenses	173,192	(134,561)
Net cash provided by operating activities	3,206,015	4,530,343

Cash Flows from Investing Activities
Capital expenditures	(2,625,934)	(3,437,041)
Purchase of marketable securities	—	(7,515)
Proceeds from sale of marketable securities	—	3,701,191
Net cash provided by (used in) investing activities	(2,625,934)	256,635

Cash Flows from Financing Activities
Distributions to members	—	(4,968,250)
Payments received on grant receivable	—	84,666
Net cash (used in) financing activities	—	(4,883,584)

Net Increase (Decrease) in Cash and Equivalents	580,081	(96,606)

Cash and Equivalents – Beginning of Period	15,937,266	9,322,805

Cash and Equivalents – End of Period	$16,517,347	$9,226,199

Supplemental Cash Flow Information
Cash paid for interest	$12,838	$12,858

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$300,554	$578,402
Deferred revenue received through grant receivable	1,400,722	—
Initial right-of-use asset and liability recorded	2,889,785	—
Distributions declared and unpaid by equity method investee	540,000	660,000

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2019, contained in the Company's annual report on Form 10-K for 2019.

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended January 31, 2020 and 2019, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

	Three Months Ended January 31,
	2020	2019
Net earnings on marketable securities	$8,000	$201,000

	Marketable Securities
As of	Cost	Fair Market Value
January 31, 2020	$772,000	$911,000
October 31, 2019	$767,000	$871,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended January 31, 2020, for all companies, is based on the investee's results for the three months ended December 31, 2019.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

Company from its marketer. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of January 31, 2020.

Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,400,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10-year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of January 31, 2020 the grant receivable was approximately $1,400,000 and was included in long-term other assets and the corresponding current and long-term portions of deferred revenue was approximately $1,400,000.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended January 31, 2020, ethanol sales accounted for approximately 79% of total revenue, distiller grains sales accounted for approximately 17% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 79% of cost of goods sold.

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

Recent Accounting Pronouncements
In February 2016, FASB issued ASU No. 2016-02 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective November 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related nonlease components as a single lease component. See Note 6 for more detailed information regarding leases.

In August 2018, FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the
Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes some of the disclosure requirements related to fair value measurements related to the Level 1, 2 and 3 investments. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company is currently evaluating the impact of its pending adoption of the new standard on the financial statement.

2.    INVENTORY

Inventory consisted of the following as of January 31, 2020 and October 31, 2019:

	January 31, 2020	October 31, 2019
Raw Materials	$3,993,021	$4,259,459
Work in Process	1,820,729	1,877,354
Finished Goods	1,444,644	2,397,545
Totals	$7,258,394	$8,534,358

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures on September 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (4.82% as of January 31, 2020). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of January 31, 2020, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of January 31, 2020 and October 31, 2019, the Company had no outstanding borrowings.
4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchased ingredients from RPMG. Purchases from the related parties during the three months ended January 31, 2020 totaled approximately $11,042,000. Purchases from the related parties during the three months ended January 31, 2019 totaled approximately $9,113,000. As of January 31, 2020 and October 31, 2019, the amount owed to related parties was approximately $496,000 and $547,000, respectively (See Note 5).

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31,
	2020	2019
Sales ethanol	$45,561,000	$34,912,000
Sales distiller grains	9,941,000	9,451,000
Sales corn oil	2,220,000	1,809,000

Marketing fees-ethanol	$60,000	$61,000
Marketing fees-distiller grains	74,000	71,000
Marketing fees-corn oil	20,000	14,000

As of	January 31, 2020	October 31, 2019
Amount due from RPMG	$5,877,000	$2,489,000

The Company entered into multiple construction agreements as part of plans to expand plant capacity and build a new entrance road and administration building. The Company has incurred costs related to the expansion project totaling approximately $23.1 million of which approximately $7.9 million is to a related party. The current planned expansion project costs are estimated at approximately $24.0 million, including remaining commitments of approximately $0.5 million. The project is materially completed including the entrance road and administration building which were materially completed in January 2020. The final phase of the expansion to increase production capacity is currently being reevaluated. No other contracts have been executed.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

6.    LEASE OBLIGATIONS

Effective November 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. By making this election, the Company has not applied retrospective reporting for prior years. The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year. The Company elected the package of practical expedients to not re-evaluate existing contracts as containing a lease or the lease classification unless it was not previously assessed against the lease criteria. In addition, the Company did not reassess initial direct costs for any existing leases.

A lease exists when a contract conveys to a party the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company recognized a lease liability at the lease commencement date, as the present value of future lease payments, using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis. A lease asset is recognized based on the lease liability value and adjusted for any prepaid lease payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three months ended January 31, 2020 was approximately $354,000, and for the same period in 2019 was approximately $383,000. The lease agreements have maturity dates ranging from May 2020 to May 2024. The weighted average remaining life of the lease term for these leases was 1.80 years as of January 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.95%. The right-of-use asset operating lease, included in other assets, and operating lease liabilities, included in current and long term liabilities was $2,597,000 as of January 31, 2020.

At January 31, 2020, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended January 31:

2021	$1,152,000
2022	782,000
2023	528,000
2024	268,000
2025	67,000
Total lease commitments	$2,797,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of January 31, 2020, is shown below.

Undiscounted future payments	$2,797,000
Discount effect	(200,000)
Discounted future payments	$2,597,000

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2020 and 2019 and the fair value of derivatives as of January 31, 2020 and October 31, 2019:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(438,000)	$403,000	$(35,000)
three months ended January 31, 2020	Cost of Goods Sold	1,376,000	(1,086,000)	290,000
	Total	$938,000	$(683,000)	$255,000

Commodity Contracts for the	Revenue	$(34,000)	$205,000	$171,000
three months ended January 31, 2019	Cost of Goods Sold	585,000	(375,000)	210,000
	Total	$551,000	$(170,000)	$381,000

	Balance Sheet Classification	January 31, 2020	October 31, 2019
Futures and option contracts
In gain position		$1,220,000	$1,930,000
In loss position		(581,000)	(608,000)
Cash held by (due to) broker		404,000	(206,000)
	Current Asset	$1,043,000	$1,116,000

As of January 31, 2020, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $6,696,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	February 2020	$1,040,000
Distiller Grains - fixed price	March 2020	3,907,000

Purchase commitments
Corn - fixed price	October 2020	$5,468,000
Corn - basis contract	July 2020	14,130,000
Natural gas - fixed price	July 2021	7,849,000

As of January 31, 2020, the Company has fixed price futures and forward contracts in place for approximately 13% of its anticipated corn needs and 6% of its ethanol sales for the next 12 months with no open positions beyond that period. As of January 31, 2020, the Company has fixed price futures and forward contracts in place for approximately 68% of its natural gas needs for the next 12 months and approximately 28% of its natural gas needs for the next 24 months with no open positions beyond that period.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, January 31, 2020	$911,000	$911,000	$—	$—
Assets, October 31, 2019	871,000	871,000	—	—
Derivative financial instruments:
January 31, 2020
Assets	$1,220,000	$738,000	$482,000	$—
Liabilities	(581,000)	(262,000)	(319,000)	—
October 31, 2019
Assets	$1,930,000	$1,650,000	$280,000	$—
Liabilities	(608,000)	(80,000)	(528,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2020

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	December 31, 2019	September 30, 2019
Current Assets	$337,219	$337,643
Other Assets	254,437	258,655
Current Liabilities	238,144	224,439
Long-term Debt	50,182	55,368
Members’ Equity	303,330	316,491

	Three Months Ended December 31,
Income Statement	2019	2018
Revenue	$217,042	$178,823
Gross Profit	23,252	4,216
Net Income (Loss)	21,062	(458)

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended January 31,
Equity in Net Income (Loss)	2020	2019
Absolute Energy	$477	$208
Guardian Energy	959	—
Homeland Energy Solutions	525	(166)
Other	54	119
Total	$2,015	$161

10. SUBSEQUENT EVENTS

On February 17, 2020, the board of directors declared a cash distribution of $0.10 per membership unit to the holders of Class A and Class B units of record at the close of business on February 17, 2020, for a total distribution of $1,987,300. The distribution will be recorded in the Company's second quarter financial statements for the 2020 fiscal year and will be paid in March 2020.

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

On November 19, 2018, our board of directors declared a distribution of $0.25 per membership unit for members of record as of November 19, 2018. The total amount of the distribution was $4,968,250 which was paid in December 2018. On February 17, 2020, our board of directors declared a distribution of $0.10 per membership unit for members of record as of February 17, 2020. The total amount of the distribution was $1,9873,000 which will be paid in March 2020.

Results of Operations

Comparison of the Three Months Ended January 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2020 and 2019:

	2020		2019
Income Statement Data	Amount	%	Amount	%
Revenues	$57,432,202	100.0	$46,196,377	100.0
Cost of Goods Sold	54,826,337	95.5	46,817,643	101.3
Gross Profit (Loss)	2,605,865	4.5	(621,266)	(1.3)
Operating Expenses	1,273,962	2.2	971,396	2.1
Operating Income (Loss)	1,331,903	2.3	(1,592,662)	(3.4)
Other Income	2,082,315	3.6	413,391	0.9
Net Income (Loss)	$3,414,218	5.9	$(1,179,271)	(2.6)

Revenues. Our total revenue was higher for our first quarter of 2020 compared to the same period of 2019 due to the higher quantities of ethanol sold and higher average price for our products. For our first quarter of 2020, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our first quarter of 2019, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 16% higher for our first quarter of 2020 compared to the same period of 2019. Management attributes this increase in the average price we received for our ethanol to a temporary spike in commodity markets and our ability to sell into a different market which historically has a higher ethanol price. Uncertainty has existed throughout our last several fiscal years related to whether the EPA would grant additional Small Refiner Exemption (SRE) waivers as part of the Renewable Fuels Standard (RFS). SRE waivers have been granted at high levels which is resulting in demand destruction. Management expects that the ethanol price has the potential to be negatively impacted by these waivers in our 2020 fiscal year and beyond.

We sold approximately 12% more gallons of ethanol during our first quarter of 2020 compared to the same period of 2019. Management attributes this increase in ethanol sales with increased production levels. Our total ethanol production was 9% more during our first quarter of 2020 as compared to the same period of 2019. Management attributes this increase to capital projects implemented during our 2019 fiscal year that allow for additional production capacity. Management anticipates that our ethanol sales and production will be similar during the remaining quarters of our 2020 fiscal year compared to our first fiscal quarter of 2020.

During our first quarter of 2020, we experienced combined realized and unrealized loss on our ethanol derivatives of approximately $35,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized gain of $171,000 on ethanol derivative instruments during the same period of 2019.

The average price per ton we received for our dried distillers grains was approximately 4% lower for our first quarter of 2020 compared to the same period of 2019. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 9% lower for our first quarter of 2020 compared to the same period of 2019.  Management attributes these lower distiller grains prices to a reduction in exports stemming from negative trade relations as well as a reduction in livestock feed demand in foreign countries. Distiller grains are typically used as a feed substitute for corn. Management anticipates distiller grains prices will remain steady unless China reenters the distillers grains market which could result in a significant increase in distiller grains demand.

Our dried distiller grains production increased by approximately 12% during our first quarter of 2020 compared to the same period of 2019. Management attributes this increase to higher ethanol production during the period. Management anticipates distiller grains production to be proportionate to ethanol production, which may or may not be higher for the remaining quarters of 2020 depending on the margin environment and production run rates.

We sold approximately 35% more pounds of corn oil during our first quarter of 2020 compared to the same period of 2019. This increase in corn oil sales is in direct relationship to the increase in ethanol production for the period. In addition, we had increased uptime of our corn oil extraction machines during our first quarter of 2020 compared to the same period of 2019. The average price per pound we received for our corn oil was approximately 10% lower for our first quarter of 2020 compared to the same period of 2019. This decrease in corn oil prices occurred due to an increase in the supply for corn oil and decrease in demand due to uncertainty over the blenders tax credit which slowed usage of corn oil in biodiesel production. Management anticipates that corn oil prices will be steady or higher during the remaining quarters of our 2020 fiscal year as a result of the blenders tax credit being renewed.

Cost of Goods Sold. Our cost of goods sold was higher for our first quarter of 2020 compared to the same period of 2019 due primarily to an increase in the amount of corn ground due to an increase in ethanol production during the 2020 period.  Our average cost per bushel of corn was approximately 7% higher during our first quarter of 2020 compared to the same period of 2019 due to tighter local supplies of corn and decreased corn production primarily in the eastern corn belt during the fall of 2019.  Management anticipates that global corn supplies will remain favorable during the remaining quarters of our 2020 fiscal year with potentially tighter local supplies. Volatility in prices, specifically local basis levels, could be impacted by the amount of corn in our local draw area which could result in higher corn prices during the remaining quarters of our 2020 fiscal year. In addition, continued trade policy, global health issues and tariffs may impact the corn market and changes in those policies may have a significant impact on the price of corn.

We consumed approximately 10% more bushels of corn during our first quarter of 2020 compared to the same period of 2019 due to increased ethanol production. Management anticipates consistent corn consumption during the remaining quarters of our 2020 fiscal year, provided that we can maintain operating margins or cash flow that allow us to continue to operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 24% during our first quarter of 2020 compared to the same period of 2019. Our usage was 9% higher, and the average price we paid per MMBtu of natural gas was approximately 30% lower during our first quarter of 2020 compared to the same period of 2019. Management attributes this increase in natural gas usage with higher ethanol production and the decrease in the natural gas price with increases in natural gas production and supplies. Management expects stable natural gas prices during the remaining quarters of our 2020 fiscal year due to current supply levels and derivative positions of natural gas.

We experienced combined realized and unrealized gains of approximately $290,000 for our first quarter of 2020 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $210,000 of combined realized and unrealized gains for the same period of 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our first quarter of 2020 compared to the same period of 2019 due to increases in dues to trade organizations and increases in insurance expense offset by a reduction in personnel expense. Management anticipates that our operating expenses will be higher during the remaining quarters of our 2020 fiscal year compared to our 2019 fiscal year due to higher insurance rates for our 2020 fiscal year compared to 2019.

Other Income (Expense). Other income was higher for our first quarter of 2020 compared to the same period of 2019, due primarily to an increase in equity income from investments partially offset by a decrease in unrealized earnings from marketable securities. Management anticipates volatility in income from our investments during our 2020 fiscal year compared to our 2019 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, are expected to experience significant volatility in their operating margins during the foreseeable future.

Changes in Financial Condition for the Three Months Ended January 31, 2020

Current Assets. We had slightly more cash and equivalents and marketable securities at January 31, 2020 compared to October 31, 2019. This increase in our cash and marketable security position is due primarily to positive margins during the first fiscal quarter of 2020 in addition to receiving nearly $2.6 million in cash from our investments in other companies. These increases were offset by approximately $2.6 million of cash used for capital projects primarily in connection to the administration building and new entrance road. The value of our accounts receivable was higher at January 31, 2020 compared to October 31, 2019 due to timing of shipments and payments for products. The value of our inventory was lower due to less ethanol and corn on hand at January 31, 2020 compared to October 31, 2019. Prepaid expenses is higher at January 31, 2020 compared to October 31, 2019 due to payment of our annual insurance premiums in the first fiscal quarter of 2020.

Property and Equipment. The net value of our property and equipment was lower at January 31, 2020 compared to October 31, 2019 due to depreciation offset by approximately $2.6 million of capital projects primarily related to our road and administration building construction. We had approximately $2.2 million in construction in progress at January 31, 2020 primarily related to plant improvement projects specifically in the areas of fermentation and process equipment.

Other Assets. Our other assets were higher at January 31, 2020 compared to October 31, 2019 due to lease right of use assets resulting from a new accounting pronouncement and the addition of a grant receivable for property tax rebate associated with our expansion. These were offset by a reduction in the carrying value of our investments, which decreased by the amount of distributions received in excess of earnings from investments.

Current Liabilities. Our current liabilities at January 31, 2020 were slightly higher compared to October 31, 2019 due to timing of payment on accounts payable including payments for corn.

Long-term Liabilities. Our long-term liabilities increased at January 31, 2020 and October 31, 2019 from the adoption of the new operating lease accounting pronouncement and the deferred revenue associated with the property tax rebate as part of the development agreement with the City of Mason City.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund plant projects or if the current negative margin environment continues for an extended period of time. As of January 31, 2020, we had $10,000,000 available pursuant to our revolving term loan and approximately $17.4 million in cash and equivalents and marketable securities.

We recently completed a multiple phase expansion of the ethanol plant. The expansion was approximately $24 million, including the remaining commitment of approximately $0.5 million, all of which was paid through operating income. The final phase of the expansion to increase capacity by approximately 30 million gallons is currently being reevaluated. However, we may secure additional debt financing, or use existing credit facilities, in the future to pay a portion of the costs associated with the project. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the three months ended January 31, 2020 and 2019:

	Three Months Ended January 31,
	2020	2019
Net cash provided by operating activities	$3,206,015	$4,530,343
Net cash provided by (used in) investing activities	(2,625,934)	256,635
Net cash (used in) financing activities	—	(4,883,584)

Cash Flow From Operations

Our cash flows from operations for the three months ended January 31, 2020 were lower compared to the same period of 2019 due primarily to higher net income offset by changes in working capital components. In addition, we also received an insurance payment during our three months ended January 31, 2019 consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claims filed in July 2018.

Cash Flow From Investing Activities

We used more cash for investing activities during our three months ended January 31, 2020 compared to the same period of 2019 primarily due to a decrease in proceeds from the sale of marketable securities offset by slight a decrease in capital expenditures. Our capital expenditures during our 2020 and 2019 fiscal years were primarily for plant improvements associated with the expansion of production and construction of a new road and administration building.

Cash Flow From Financing Activities.

During our three months ended January 31, 2020, we used less cash for financing activities due to less distributions being paid in 2020 as compared to the same period of 2019.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on September 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of January 31, 2020, we had none outstanding on this loan with a potential accrued interest rate of 4.82% per year. As of January 31, 2020, we had $10,000,000 available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of January 31, 2020, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Grants and Government Programs

In December 2019, our economic development grant was approved and equals the amount of tax assessments imposed by Cerro Gordo County, the county in which our ethanol plant is located, on our ethanol plant expansion that took place during our 2019 fiscal year and was completed in January of 2020. Based on the agreement, the total amount of these grants is expected to be approximately $2 million, which will be paid semi-annually over a 10-year period starting in 2023 and ending with the final payment being made in 2033 or when the $2 million maximum grant has been paid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of January 31, 2020. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of January 31, 2020, we had price protection or delivery protection in place for approximately 13% of our anticipated corn needs, 68% of our natural gas needs and 6% of our ethanol sales for the next 12 months and approximately 28% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,840,000	MMBTU	10%	$798,000
Ethanol	113,070,000	Gallons	10%	14,925,000
Corn	34,625,000	Bushels	10%	13,088,000

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

Our management, including our Executive Vice President (the principal executive officer), Curtis Strong, along with our Chief Financial Officer (the principal financial officer), Christine Marchand, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the fiscal quarter ended January 31, 2020, there has been no change in our internal control over financial reporting other than review controls in relation to adoption of ASU 2016-02, Leases (Topic 842), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Upon adoption of ASU 2016-02, we implemented certain review controls by members of our management team; such reviews include completeness of lease schedule, including consideration of embedded leases, and accuracy and evaluation of lease terms used in calculation of related assets and liabilities, including discount rates and renewal options.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The following risk factors are provided due to material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2019. The risk factors set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K for the fiscal year ended October 31, 2019.

We are subject to global and regional economic downturns and related risks.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products in the United States.  For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China (“COVID-19”). In just a few months, the spread of COVID-19 has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in some areas.  Cases have been confirmed worldwide, including in Japan, Italy, Brazil, Canada and the United States.  To the extent that such economic conditions negatively impact consumer and business confidence, travel and consumption patterns or volumes for our products, our business and results of operations could be significantly and adversely affected.

COVID-19 may negatively impact our ability to operate our business which could decrease or eliminate the value of our units.

COVID-19 has resulted in significant uncertainty in many areas of our business.  We do not know how long these conditions will last.  This uncertainty is expected to negatively impact our operations.  We may experience labor shortages if our employees are unable or unwilling to come to work.  In addition, if our suppliers cannot deliver the supplies we need to operate our business, including corn and chemicals for our operations, we may be forced to shutdown operations or reduce production.  In addition, if we are unable to ship our products because of trucking or rail shipping disruptions, it could also result in a forced shutdown or reduction of production.  If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results, especially since we will continue to pay our fixed costs of maintaining the facility.  Any shutdown or reduction of production, especially for an extended period of time, could reduce or eliminate the value of our units.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2020 and October 31, 2019, (ii) Statements of Operations for the three months ended January 31, 2020 and 2019, (iii) Statements of Cash Flows for the three months ended January 31, 2020 and 2019, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 16, 2020	/s/ Curtis Strong
Curtis Strong
Executive Vice-President
(Principal Executive Officer)

Date:	March 16, 2020	/s/ Christine Marchand
Christine Marchand
Chief Financial Officer
(Principal Financial and Accounting Officer)