Form 10-Q
period 2020-04-30
GOLDEN GRAIN ENERGY
filed 2020-06-11
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	April 30, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 11, 2020, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	April 30, 2020	October 31, 2019
	(Unaudited)
Current Assets
Cash and equivalents	$13,746,109	$15,937,266
Marketable securities	2,851,182	870,706
Accounts receivable	1,120,092	2,509,938
Other receivables	119,325	215,981
Derivative instruments	567,213	1,115,525
Inventory	6,655,783	8,534,358
Prepaid expenses and other	3,552,076	2,909,651
Total current assets	28,611,780	32,093,425

Property and Equipment
Land and land improvements	14,319,211	14,319,211
Building and grounds	33,719,636	30,891,090
Grain handling equipment	16,084,232	16,038,202
Office equipment	2,457,090	458,385
Plant and process equipment	121,595,728	121,636,606
Construction in progress	2,074,190	5,038,278
	190,250,087	188,381,772
Less accumulated depreciation	120,082,075	116,292,967
Net property and equipment	70,168,012	72,088,805

Other Assets
Investments	23,611,703	25,416,170
Right of use assets from operating leases	2,300,630	—
Other assets	1,818,628	431,983
Total other assets	27,730,961	25,848,153

Total Assets	$126,510,753	$130,030,383

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2020	October 31, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$4,671,882	$6,188,819
Accrued expenses	2,786,629	2,827,791
Other current liabilities	—	123,590
Current portion of long-term debt	282,572	—
Current portion operating lease liabilities	985,088	—
Total current liabilities	8,726,171	9,140,200

Long-term Liabilities
Long-term liabilities, deferred compensation	454,110	469,040
Operating lease liabilities, net of current portion	1,315,542	—
Long-term debt, net of current maturities	577,928	—
Deferred revenue, net of current portion	1,406,349	—
Total long-term liabilities	3,753,929	469,040

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	114,030,653	120,421,143

Total Liabilities and Members’ Equity	$126,510,753	$130,030,383

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019

Revenues	$35,154,653	$49,608,660	$92,586,855	$95,805,037

Cost of Goods Sold	41,862,136	48,037,936	96,688,473	94,855,579

Gross Profit (Loss)	(6,707,483)	1,570,724	(4,101,618)	949,458

Operating Expenses	1,022,045	977,124	2,296,007	1,948,520

Operating Income (Loss)	(7,729,528)	593,600	(6,397,625)	(999,062)

Other Income (Expense)
Other income	364,523	135,482	372,970	336,308
Interest income	28,242	60,643	86,840	112,311
Equity in net income (loss) of investments	(480,645)	438,716	1,534,625	599,613
Total Other Income (Expense)	(87,880)	634,841	1,994,435	1,048,232

Net Income (Loss)	$(7,817,408)	$1,228,441	$(4,403,190)	$49,170

Basic & diluted net income (loss) per unit	$(0.39)	$0.06	$(0.22)	$—
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$0.10	$—	$0.10	$0.25

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity

Members' Equity

Balance - October 31, 2018	$127,101,795

Net loss for the three-month period ended January 31, 2019	(1,179,271)

Member distributions	(4,968,250)

Balance - January 31, 2019	120,954,274

Net income for the three-month period ended April 30, 2019	1,228,441

Balance - April 30, 2019	$122,182,715

Members' Equity

Balance - October 31, 2019	$120,421,143

Net income for the three-month period ended January 31, 2020	3,414,218

Balance - January 31, 2020	123,835,361

Net loss for the three-month period ended April 30, 2020	(7,817,408)

Member distributions	(1,987,300)

Balance - April 30, 2020	$114,030,653

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2020	April 30, 2019
Cash Flows from Operating Activities
Net income (loss)	$(4,403,190)	$49,170
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,438,899	4,960,787
Unrealized loss (gain) on risk management & marketable securities	552,906	(9,111)
Gain on sale of property & equipment	(334,359)	—
Change in accretion of interest on grant & note receivable	(17,323)	(2,326)
Distributions in excess of earnings from investments	1,804,467	880,141
Proceeds from insurance claims and business interruption	(34,965)	(183,739)
Change in deferred compensation	—	(86,017)
Change in assets and liabilities
Accounts receivable	1,389,846	(824,516)
Inventory	1,878,575	(3,739,862)
Prepaid expenses and other	(545,769)	2,692,167
Accounts payable	(864,832)	1,956,035
Accrued expenses	(41,162)	(140,871)
Net cash provided by operating activities	3,823,093	5,551,858

Cash Flows from Investing Activities
Capital expenditures	(3,256,774)	(6,569,067)
Purchase of marketable securities	(2,000,000)	(7,515)
Proceeds from sale of marketable securities	—	7,571,558
Proceeds on sale of property & equipment	334,359	—
Net cash provided by (used in) investing activities	(4,922,415)	994,976

Cash Flows from Financing Activities
Proceeds from long-term debt	860,500	—
Distributions to members	(1,987,300)	(4,968,250)
Payment received on insurance claim receivable	34,965	3,183,739
Payments received on grant receivable	—	84,666
Net cash used in financing activities	(1,091,835)	(1,699,845)

Net Increase (Decrease) in Cash and Equivalents	(2,191,157)	4,846,989

Cash and Equivalents – Beginning of Period	15,937,266	9,322,805

Cash and Equivalents – End of Period	$13,746,109	$14,169,794

Supplemental Cash Flow Information
Cash paid for interest	$25,572	$25,793

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$245,703	$722,425
Deferred revenue received through grant receivable	1,400,722	—
Initial right-of-use asset and liability recorded	2,889,785	—
Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2020

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended April 30, 2020 and 2019, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2020

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Net (loss) earnings on marketable securities	$(13,000)	$66,000	$(5,000)	$267,000

	Marketable Securities
As of	Cost	Fair Market Value
April 30, 2020	$2,777,000	$2,851,000
October 31, 2019	$767,000	$871,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended April 30, 2020, for all investee's, is based on the investee's results for the three and six months ended March 31, 2020.

Revenue and Cost Recognition
In the first quarter of 2019, the Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and with consideration of short-term nature of customer payments, the Company has adopted the practical expedient related to the financing component of the contract. Company applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method. The Company generally has a single performance obligation in its arrangements with customers. The Company believes for its contracts with customers, control is transferred at a point in time, typically upon delivery to the customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. Adopting the practical expedient for contract costs, the Company expenses contract costs when incurred because the amortization period would have been less than one year. The implementation of the new standard does not have any material impact on the measurement or recognition of revenue of prior periods, however additional disclosures have been added in accordance with the ASU.

Revenues from contracts with customers are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The principal activities from which we generate revenue include: sales of ethanol, sales of distiller grains and sales of corn oil.

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
April 30, 2020

Company from its marketer. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of April 30, 2020.

Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grants receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,400,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10-year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of April 30, 2020 the grant receivable was approximately $1,400,000 and was included in long-term other assets and the corresponding current and long-term portions of deferred revenue was approximately $1,400,000.

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

The Company enters into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. The Company may also enter into derivative contracts to hedge its exposure to price risk as it relates to ethanol sales. As part of its risk management process, the Company uses futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage its risk related to pricing of inventories. All of the Company's derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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
April 30, 2020

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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and six months ended April 30, 2020, ethanol sales accounted for approximately 75% and 77% of total revenue, respectively, distiller grains sales accounted for approximately 21% and 19% of total revenue, respectively, and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 77% and 78% of cost of goods sold, respectively.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impact the Company’s operations, suppliers or other vendors, and customer base. Gasoline demand has been reduced in the United States which has forced the company to reduce ethanol production by similar amounts. Any quarantines, labor shortages or other disruptions to the Company’s operations, or those of their customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus impacts the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2020

2.    INVENTORY

Inventory consisted of the following as of April 30, 2020 and October 31, 2019:

	April 30, 2020	October 31, 2019
Raw Materials	$3,983,600	$4,259,459
Work in Process	1,511,398	1,877,354
Finished Goods	1,160,785	2,397,545
Totals	$6,655,783	$8,534,358

As of April 30, 2020 and October 31, 2019, the Company recognized a lower of cost or net realizable value adjustment of approximately $921,000 and $0, respectively.

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (Farm Credit) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matures on September 1, 2020. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.97% as of April 30, 2020). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of April 30, 2020, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of April 30, 2020 and October 31, 2019, the Company had no outstanding borrowings.

The Company entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Tile I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company anticipates applying for forgiveness of this loan in June 2020. The Paycheck Protection Program Flexibility Act, was put into effect on June 5, 2020, may effect the terms of our loan.

4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchased ingredients from RPMG. Purchases from the related parties during the three and six months ended April 30, 2020 totaled approximately $9,130,000 and $20,172,000, respectively. Purchases from the related parties during the three and six months ended April 30, 2019 totaled approximately $10,355,000 and $19,468,000, respectively. As of April 30, 2020 and October 31, 2019, the amount owed to related parties was approximately $177,000 and $547,000, respectively (See Note 5).

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2020

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2020	2019	2020	2019
Sales ethanol	$25,913,000	$38,821,000	$71,474,000	$73,733,000
Sales distiller grains	7,557,000	8,957,000	17,498,000	18,408,000
Sales corn oil	1,413,000	1,943,000	3,633,000	3,752,000

Marketing fees-ethanol	$40,000	$61,000	$100,000	$122,000
Marketing fees-distiller grains	50,000	66,000	124,000	137,000
Marketing fees-corn oil	10,000	15,000	30,000	30,000

As of	April 30, 2020	October 31, 2019
Amount due from RPMG	$1,116,000	$2,489,000

The Company entered into multiple construction agreements as part of plans to expand plant capacity and build a new entrance road and administration building. The Company has incurred costs related to the expansion project totaling approximately $24.0 million of which approximately $7.9 million is to a related party. The project was materially completed in January 2020 including the entrance road and administration building. No other contracts have been executed.

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

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and six months ended April 30, 2020 was approximately $365,000 and $719,000, respectively, and for the same period in 2019 was approximately $431,000 and $814,000, respectively. The lease agreements have maturity dates ranging from May 2020 to May 2024. The weighted average remaining life of the lease term for these leases was 1.8 years as of April 30, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.95%. The right-of-use asset operating lease, included in other assets, and operating lease liabilities, included in current and long term liabilities was $2,301,000 as of April 30, 2020.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2020

At April 30, 2020, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended April 30:

2021	$1,076,000
2022	702,000
2023	453,000
2024	222,000
2025	17,000
Total lease commitments	$2,470,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of April 30, 2020, is shown below.

Undiscounted future payments	$2,470,000
Discount effect	(169,000)
Discounted future payments	$2,301,000

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2020

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2020 and 2019 and the fair value of derivatives as of April 30, 2020 and October 31, 2019:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$601,000	$(26,000)	$575,000
three months ended April 30, 2020	Cost of Goods Sold	1,198,000	(384,000)	814,000
	Total	$1,799,000	$(410,000)	$1,389,000

Commodity Contracts for the	Revenue	$(69,000)	$98,000	$29,000
three months ended April 30, 2019	Cost of Goods Sold	275,000	(225,000)	50,000
	Total	$206,000	$(127,000)	$79,000

Commodity Contracts for the	Revenue	$163,000	$377,000	$540,000
six months ended April 30, 2020	Cost of Goods Sold	2,574,000	(1,470,000)	1,104,000
	Total	$2,737,000	$(1,093,000)	$1,644,000

Commodity Contracts for the	Revenue	$(103,000)	$303,000	$200,000
six months ended April 30, 2019	Cost of Goods Sold	860,000	(600,000)	260,000
	Total	$757,000	$(297,000)	$460,000

	Balance Sheet Classification	April 30, 2020	October 31, 2019
Futures and option contracts
In gain position		$856,000	$1,930,000
In loss position		(628,000)	(608,000)
Cash held by (due to) broker		339,000	(206,000)
	Current Asset	$567,000	$1,116,000

As of April 30, 2020, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $2,494,000 of the purchase commitments were with related parties. As of April 30, 2020 the Company recognized an impairment on forward purchase contracts of approximately $111,000. This reduced inventory on the balance sheet and increased cost of good sold on the statement of operations. There was no impairment on forward purchase contracts as of October 31, 2019.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2020

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	June 2020	$618,000
Distiller Grains - fixed price	June 2020	2,362,000

Purchase commitments
Corn - fixed price	October 2020	$3,422,000
Corn - basis contract	June 2020	1,196,000
Natural gas - fixed price	October 2021	6,751,000
Denaturant - fixed price	December 2020	1,057,000

As of April 30, 2020, the Company has fixed price futures and forward contracts in place for approximately 6% of its anticipated corn needs and 6% of its ethanol sales for the next 12 months with no open positions beyond that period. As of April 30, 2020, the Company has fixed price futures and forward contracts in place for approximately 74% of its natural gas needs for the next 12 months and approximately 18% of its natural gas needs for the next 24 months with no open positions beyond that period.

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
April 30, 2020

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, April 30, 2020	$2,851,000	$2,851,000	$—	$—
Assets, October 31, 2019	871,000	871,000	—	—
Derivative financial instruments:
April 30, 2020
Assets	$856,000	$34,000	$822,000	$—
Liabilities	628,000	223,000	405,000	—
October 31, 2019
Assets	$1,930,000	$1,650,000	$280,000	$—
Liabilities	(608,000)	(80,000)	(528,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	March 31, 2020	September 30, 2019
Current Assets	$234,171	$337,643
Other Assets	248,233	258,655
Current Liabilities	144,353	224,439
Long-term Debt	50,282	55,368
Members’ Equity	287,769	316,491

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2020	2019	2020	2019
Revenue	$177,082	$190,004	$394,124	$368,827
Gross Profit (Loss)	(9,499)	9,490	13,753	13,706
Net Income (Loss)	(12,814)	7,257	8,248	6,799

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended April 30,		Six Months Ended April 30,
Equity in Net Income (Loss)	2020	2019	2020	2019
Absolute Energy	$(329)	$30	$148	$238
Guardian Energy	—	—	959	—
Homeland Energy Solutions	(386)	386	139	220
Other	235	23	289	142
Total	$(480)	$439	$1,535	$600

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

•	Demand destruction and long lasting effects from the COVID-19 pandemic;

•	Demand destruction from the small refinery exemptions to the RFS issued by the EPA;

•	The impact the Chinese distiller grains and ethanol tariffs have on ethanol and distiller grains prices in the United States;

•	The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;

•	Changes in the availability and price of corn and natural gas;

•	Any elimination or reduction of the renewable fuels use requirements under the RFS;

•	The impact of the ethanol export and import markets;

•	The impact of the LCFS in certain parts of the country;

•	Positions the EPA takes on topics such as RVO, RINS, and SREs;

•	Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;

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

On November 19, 2018, our board of directors declared a distribution of $0.25 per membership unit for members of record as of November 19, 2018. The total amount of the distribution was $4,968,250 which was paid in December 2018. On February 17, 2020, our board of directors declared a distribution of $0.10 per membership unit for members of record as of February 17, 2020. The total amount of the distribution was $1,9873,000 which was paid in March 2020.

Results of Operations

Comparison of the Three Months Ended April 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$35,154,653	100.0	$49,608,660	100.0
Cost of Goods Sold	41,862,136	119.1	48,037,936	96.8
Gross Profit (Loss)	(6,707,483)	(19.1)	1,570,724	3.2
Operating Expenses	1,022,045	2.9	977,124	2.0
Operating Income (Loss)	(7,729,528)	(22.0)	593,600	1.2
Other Income (Expense)	(87,880)	(0.2)	634,841	1.3
Net Income (Loss)	$(7,817,408)	(22.2)	$1,228,441	2.5

Revenues. Our total revenue was approximately 29% less for our second quarter of 2020 compared to the same period of 2019 due to the lower quantities of ethanol sold and lower average price for our products. For our second quarter of 2020, ethanol sales accounted for approximately 75% of our total revenue, distiller grains sales accounted for approximately 21% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our second quarter of 2019, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 18% lower for our second quarter of 2020 compared to the same period of 2019. Management attributes this decrease in the average price we received for our ethanol with significantly lower gasoline prices early in our second quarter of 2020 along with decreased gasoline demand during and after the end of our second quarter of 2020 due to the the COVID-19 pandemic. Management believes that gasoline demand has been reduced in the United States by 50% or more due to the pandemic which has significantly impacted ethanol prices. We have continued to sell ethanol and are working to secure additional markets for our ethanol during this period of low ethanol demand. As a result of the current market conditions in the ethanol industry, many ethanol producers are reducing production or have ceased operating altogether. Management anticipates that the impact of the the COVID-19 pandemic will continue for the rest of our 2020 fiscal year and potentially beyond.

We sold approximately 21% fewer gallons of ethanol during our second quarter of 2020 compared to the same period of 2019. Management attributes this decrease in ethanol sales with decreased production levels. During times when ethanol prices are low, we focus on operating the ethanol plant as efficiently as possible in order to maximize the amount of ethanol we can produce per bushel of corn ground. Our total ethanol production was 20% less during our second quarter of 2020 as compared to the same period of 2019. Management attributes this decrease to performing our annual maintenance shutdown during our second quarter of 2020 which reduced our production levels as compared to the same quarter of 2019. Management anticipates that our ethanol sales and production will be reduced during the remaining quarters of our 2020 fiscal year compared to the prior year due to demand destruction from the the COVID-19 pandemic.

During our second quarter of 2020, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $575,000 which increased our revenue. By comparison, we experienced combined realized and unrealized gains of $29,000 on ethanol derivative instruments during the same period of 2019.

The average price per ton we received for our dried distillers grains was approximately 1% higher for our second quarter of 2020 compared to the same period of 2019. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 2% higher for our second quarter of 2020 compared to the same period of 2019.  Management attributes these stronger distiller grains prices to strong domestic livestock production during much of our second quarter of 2020. However, towards the end of our second quarter of 2020 meat packing and livestock markets experienced difficulties due to the COVID-19 pandemic which may lead to decreased animal feed demand going forward. Management anticipates that distiller grain prices will remain lower during the remaining quarter of our 2020 fiscal year, especially because reduced demand for corn from ethanol is likely to keep corn prices lower.

Our dried distiller grains production decreased by approximately 14% during our second quarter of 2020 compared to the same period of 2019. Management attributes this decrease to lower ethanol production during the period. Management anticipates distiller grains production to be proportionate to ethanol production, which is anticipated to be lower for the remaining quarters of 2020.

We sold approximately 28% less pounds of corn oil during our second quarter of 2020 compared to the same period of 2019. This decrease in corn oil sales is in direct relationship to the decrease in ethanol production for the period. The average price per pound we received for our corn oil was approximately 3% higher for our second quarter of 2020 compared to the same period of 2019. This increase in corn oil prices occurred due to an increase in the demand for corn oil from increased usage of corn oil in biodiesel production. Management anticipates that corn oil prices will be steady during the remaining quarters of our 2020 fiscal year as long as biodiesel production levels are not negatively impacted.

Cost of Goods Sold. Our cost of goods sold was lower for our second quarter of 2020 compared to the same period of 2019 due primarily to a decrease in the amount of corn ground due to a decrease in ethanol production during the 2020 period.  Our average cost per bushel of corn was approximately 3% higher during our second quarter of 2020 compared to the same period of 2019 due to tighter local supplies of corn and decreased corn production during the fall of 2019.  Management anticipates that corn supplies will be favorable during the remaining quarters of our 2020 fiscal year as long as current market conditions persist and corn demand is lower due to less ethanol production which has been impacted by the the COVID-19 pandemic.

We consumed approximately 18% fewer bushels of corn during our second quarter of 2020 compared to the same period of 2019 due to decreased ethanol production. Management anticipates reduced corn consumption during the remaining quarters of our 2020 fiscal year, due to the anticipation that we will not operate the ethanol plant at capacity.

Our natural gas costs decreased by approximately 24% during our second quarter of 2020 compared to the same period of 2019. Our usage was approximately 17% lower, and the average price we paid per MMBtu of natural gas was approximately 9% lower during our second quarter of 2020 compared to the same period of 2019. Management attributes this decrease in natural gas usage with lower ethanol production and the decrease in the natural gas price with increases in natural gas production and supplies. Management expects lower natural gas prices during the remaining quarters of our 2020 fiscal year due to current supply and demand levels.

We experienced combined realized and unrealized gains of approximately $814,000 for our second quarter of 2020 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $50,000 of combined realized and unrealized gains for the same period of 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Our gross profit (loss) from operations for our second quarter of 2020 was negative compared to a positive gross profit in the same period of 2019. We continue to incur certain fixed expense which are included in costs of goods sold even if production levels decrease as they did during our second quarter of 2020. When evaluating the level of production at the facility, we monitor these fixed expense in relationship to variable margin for product sales.

Operating Expenses. Our operating expenses were higher during our second quarter of 2020 compared to the same period of 2019 due to increases in insurance and depreciation expense offset by a reduction in timing of when we pay dues to trade organizations. Management anticipates that our operating expenses will be higher during the remaining quarters of our 2020 fiscal year compared to our 2019 fiscal year due to higher insurance rates for our 2020 fiscal year compared to 2019.

Other Income (Expense). Other expenses were higher for our second quarter of 2020 compared to the same period of 2019, due primarily to a decrease in equity income from investments. During our second quarter of 2020 we experienced losses from our investments compared to income during the same period of 2019. We had more other income during our second quarter of 2020 compared to the same period of 2019, due primarily to liquidation of assets associated with Golden Renewable Energy. Management anticipates volatility in income from our investments during our 2020 fiscal year compared to our 2019 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, are expected to experience significant volatility in their operating margins during the foreseeable future.

Comparison of the Six Months Ended April 30, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$92,586,855	100.0	$95,805,037	100.0
Cost of Goods Sold	96,688,473	104.4	94,855,579	99.0
Gross Profit (Loss)	(4,101,618)	(4.4)	949,458	1.0
Operating Expenses	2,296,007	2.5	1,948,520	2.0
Operating Loss	(6,397,625)	(6.9)	(999,062)	(1.0)
Other Income	1,994,435	2.2	1,048,232	1.1
Net Income (Loss)	$(4,403,190)	(4.8)	$49,170	0.1

Revenues. Our total revenue was lower for our six months ended April 30, 2020 compared to the same period of 2019 due to the lower quantities of ethanol sold. For our six months ended April 30, 2020, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our six months ended April 30, 2019, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.

The average price per gallon we received for our ethanol was approximately 2% higher for our six months ended April 30, 2020, compared to the same period of 2019. Management attributes this increase in the average price we received for our ethanol to a temporary spike in commodity markets and our ability to sell into a different market which historically has a higher ethanol price. Uncertainty has existed throughout our last several fiscal years related to whether the EPA would grant additional Small Refiner Exemption (SRE) waivers as part of the Renewable Fuels Standard (RFS). SRE waivers have been granted at high levels which is resulting in demand destruction.

We sold approximately 5% fewer gallons of ethanol during our six months ended April 30, 2020, compared to the same period of 2019. Management attributes this decrease in ethanol sales with decreased production levels. Our total ethanol production was 6% less during our six months ended April 30, 2020, as compared to the same period of 2019. Management attributes this decrease to timing of our annual maintenance shutdown in 2020 as compared to 2019 in addition to demand destruction that took place in recent months from the the COVID-19 pandemic.

During our six months ended April 30, 2020, we experienced combined realized and unrealized gains on our ethanol derivatives of approximately $540,000 which increased our revenue. By comparison, we experienced combined realized and unrealized gains of $200,000 on ethanol derivative instruments during the same period of 2019.

The average price per ton we received for our dried distillers grains was approximately 1% lower for our six months ended April 30, 2020, compared to the same period of 2019. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 3% lower for our six months ended April 30, 2020, compared to the same period of 2019.

Our dried distiller grains production decreased by approximately 1% during our six months ended April 30, 2020, compared to the same period of 2019. Management attributes this decrease to lower ethanol production during the period.

We sold approximately 3% more pounds of corn oil during our six months ended April 30, 2020, compared to the same period of 2019. This increase in corn oil sales resulted from increased uptime of our corn oil extraction machines during our six months ended April 30, 2020, compared to the same period of 2019. The average price per pound we received for our corn oil was approximately 3% lower for our six months ended April 30, 2020, compared to the same period of 2019. This decrease in corn oil prices occurred due to uncertainty over the blenders tax credit which slowed usage of corn oil in biodiesel production during part of our six months ended April 30, 2020.

Cost of Goods Sold. Our cost of goods sold was higher for our six months ended April 30, 2020, compared to the same period of 2019 due primarily to an increase in the average price of corn per bushels and higher maintenance expense due to timing of our annual maintenance shutdown.  Our average cost per bushel of corn was approximately 5% higher during our six months ended April 30, 2020, compared to the same period of 2019 due to tighter local supplies of corn. We consumed approximately 4% fewer bushels of corn during our six months ended April 30, 2020, compared to the same period of 2019 due to decreased ethanol production.

Our natural gas costs decreased by approximately 24% during our six months ended April 30, 2020, compared to the same period of 2019. Our usage was 4% lower, and the average price we paid per MMBtu of natural gas was approximately 21% lower during our six months ended April 30, 2020, compared to the same period of 2019. Management attributes this decrease in natural gas usage with reduced ethanol production and the decrease in the natural gas price with increases in natural gas production and supplies.

We experienced combined realized and unrealized gains of approximately $1,104,000 for our six months ended April 30, 2020, related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $260,000 of combined realized and unrealized gains for the same period of 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Our gross profit (loss) from operations during our six months ended April 30, 2020 was negative compared to a positive gross profit in the same period of 2019. We continue to incur certain fixed expenses which are included in costs of goods sold even if production levels decrease as they did during the first half of 2020. When evaluating the level of production at the facility, we monitor these fixed expenses in relationship to variable margin for product sales.

Operating Expenses. Our operating expenses were higher during our six months ended April 30, 2020 compared to the same period of 2019 due to increases in insurance expense and accounting fees. Management anticipates that our operating expenses will be higher during the rest of our 2020 fiscal year compared to our 2019 fiscal year due to higher insurance rates for our 2020 fiscal year compared to 2019.

Other Income (Expense). Other income was higher for our six months ended April 30, 2020, compared to the same period of 2019, due primarily to an increase in equity income from investments. Management anticipates volatility in income from our investments during our 2020 fiscal year compared to our 2019 fiscal year due to current market factors. Our investments are in other companies involved in the ethanol industry which, in general, are expected to experience significant volatility in their operating margins during the foreseeable future.

Changes in Financial Condition for the Six Months Ended April 30, 2020

Current Assets. We had similar cash and equivalents and marketable securities at April 30, 2020 compared to October 31, 2019. The value of our accounts receivable and inventory was lower at April 30, 2020 compared to October 31, 2019 due to falling carrying values of both corn and ethanol. Prepaid expenses is higher at April 30, 2020 compared to October 31, 2019 due to payment of our annual insurance premiums in the beginning of our 2020 fiscal year.

Property and Equipment. The net value of our property and equipment was lower at April 30, 2020 compared to October 31, 2019 due to depreciation offset by approximately $3.3 million of capital projects primarily related to our road and administration building construction. We had approximately $2.1 million in construction in progress at April 30, 2020 primarily related to plant improvement projects specifically in the areas of fermentation and process equipment.

Other Assets. Our other assets were higher at April 30, 2020 compared to October 31, 2019 due to lease right of use assets resulting from a new accounting pronouncement and the addition of a grant receivable for property tax rebate associated with our expansion. These were offset by a reduction in the carrying value of our investments, which decreased by the amount of distributions received in excess of earnings from investments.

Current Liabilities. Our current liabilities at April 30, 2020 were slightly lower compared to October 31, 2019 due to lower amounts due for corn and natural gas due to lower commodity pricing and quantities used at April 30, 2020 compared to

October 31, 2019. These decreases were offset by increases in the current portion of long-term liabilities at April 30, 2020 compared to October 31, 2019.

Long-term Liabilities. Our long-term liabilities increased at April 30, 2020 and October 31, 2019 from the adoption of the new operating lease accounting pronouncement and the deferred revenue associated with the property tax rebate as part of the development agreement with the City of Mason City. In addition, we secured a loan as part of the Paycheck Protection Program under Division A, Tile I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) as of April 30, 2020.

Liquidity and Capital Resources

Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund plant projects or if the current negative margin environment continues for an extended period of time. As of April 30, 2020, we had $10,000,000 available pursuant to our revolving term loan and approximately $16.6 million in cash and equivalents and marketable securities.

We recently completed a multiple phase expansion of the ethanol plant. The expansion was approximately $24 million, all of which was paid through operating income and was substantially completed in the first half of our 2020 fiscal year. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures.

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

The following table shows our cash flows for the six months ended April 30, 2020 and 2019:

	Six Months Ended April 30,
	2020	2019
Net cash provided by operating activities	$3,823,093	$5,551,858
Net cash provided by (used in) investing activities	(4,922,415)	994,976
Net cash (used in) financing activities	(1,091,835)	(1,699,845)

Cash Flow From Operations

Our cash flows from operations for the six months ended April 30, 2020 were lower compared to the same period of 2019 due primarily to larger net loss offset by changes in working capital components. We received more cash in excess of earnings from our investments for the six months ended April 30, 2020 compared to the same period of 2019. In addition, we also received an insurance payment during our six months ended April 30, 2019 consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claim filed in July 2018. During the six months ended April 30, 2020 we recorded a gain on the sale of property and equipment.

Cash Flow From Investing Activities

We used more cash for investing activities during our six months ended April 30, 2020 compared to the same period of 2019 primarily due to a decrease in proceeds from the sale of marketable securities offset by a decrease in capital expenditures during our six months ended April 30, 2020 compared to the same period of 2019. Our capital expenditures during our 2020 and 2019 fiscal years were primarily for plant improvements associated with the expansion of production and construction of a new road and administration building. During the six months ended April 30, 2020 we spent more cash on the purchase of marketable securities compared to the same period of 2019. During the six months ended April 30, 2020 we received proceeds from the sale of property and equipment. No sale of equipment was recognized during the same period of 2019.

Cash Flow From Financing Activities.

During our six months ended April 30, 2020, we used less cash for financing activities due to less distributions being paid in 2020 as compared to the same period of 2019.  In addition, we also received an insurance payment during our six months ended April 30, 2019 consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claim filed in July 2018.

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

Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.15% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. During the first fiscal quarter of 2016, we executed an amendment to our credit agreements with Farm Credit which adjusted our loan covenants related to issuing distributions to our members and changed the terms of our revolving line of credit. We have $10 million available pursuant to this long-term revolving line of credit until it matures on September 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of April 30, 2020, we had $0 outstanding on this loan with a potential accrued interest rate of 3.97% per year. As of April 30, 2020, we had $10,000,000 available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of April 30, 2020, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Paycheck Protection Program Agreement
We entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Tile I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. We anticipate applying for forgiveness of this loan in June 2020.
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

We enter into short-term cash, option and futures contracts as a means of securing corn and natural gas for the ethanol plant and managing exposure to changes in commodity and energy prices. We may also enter into derivative contracts to hedge our exposure to price risk as it relates to ethanol sales. As part of our risk management process, we use futures and option contracts through regulated commodity exchanges or through the over-the-counter market to manage our risk related to pricing of inventories. All of our derivatives, other than those excluded under the normal purchases and sales exclusion, are designated as non-hedge derivatives, with changes in fair value recognized in net income. Although the contracts are economic hedges of specified risks, they are not designated or accounted for as hedging instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of April 30, 2020. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of April 30, 2020, we had price protection or delivery protection in place for approximately 6% of our anticipated corn needs, 74% of our natural gas needs and 6% of our ethanol sales for the next 12 months and approximately 18% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	234,000	MMBTU	10%	$64,000
Ethanol	112,860,000	Gallons	10%	11,399,000
Corn	37,555,000	Bushels	10%	13,858,000

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

Our management, including our interim President and Chief Executive Officer (the principal executive officer), Chad Kuhlers, along with our interim Chief Financial Officer (the principal financial officer), Brooke Peters, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

For the six months ended April 30, 2020, there has been no change in our internal control over financial reporting other than review controls in relation to adoption of ASU 2016-02, Leases (Topic 842), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Upon adoption of ASU 2016-02, we implemented certain review controls by members of our management team; such reviews include completeness of lease schedule, including consideration of embedded leases, and accuracy and evaluation of lease terms used in calculation of related assets and liabilities, including discount rates and renewal options.

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

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products in the United States.  For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China (“COVID-19”). In just a few months, the spread of COVID-19 has resulted in businesses suspending or terminating global operations and travel, self-imposed or government-mandated quarantines, and an overall slowdown of economic activity in some areas.  Cases have been confirmed worldwide.  To the extent that such economic conditions negatively impact consumer and business confidence, travel and consumption patterns or volumes for our products, our business and results of operations could be significantly and adversely affected.

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
101
The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended April 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of April 30, 2020 and October 31, 2019, (ii) Statements of Operations for the three and six months ended April 30, 2020 and 2019, (iii) Statements of Cash Flows for the three and six months ended April 30, 2020 and 2019, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 11, 2020	/s/ Chad Kuhlers
Chad Kuhlers
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2020	/s/ Brooke Peters
Brooke Peters
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)