Form 10-Q
period 2020-07-31
GOLDEN GRAIN ENERGY
filed 2020-09-14
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	July 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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
☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 14, 2020, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2020	October 31, 2019
	(Unaudited)
Current Assets
Cash and equivalents	$14,839,522	$15,937,266
Marketable securities	5,128,015	870,706
Accounts receivable	1,959,124	2,509,938
Other receivables	183,442	215,981
Derivative instruments	1,179,440	1,115,525
Inventory	7,255,125	8,534,358
Prepaid expenses and other	3,302,085	2,909,651
Total current assets	33,846,753	32,093,425

Property and Equipment
Land and land improvements	14,319,211	14,319,211
Building and grounds	33,719,636	30,891,090
Grain handling equipment	16,084,232	16,038,202
Office equipment	2,457,090	458,385
Plant and process equipment	122,038,667	121,636,606
Construction in progress	1,904,934	5,038,278
	190,523,770	188,381,772
Less accumulated depreciation	122,249,457	116,292,967
Net property and equipment	68,274,313	72,088,805

Other Assets
Investments	24,050,032	25,416,170
Right of use assets from operating leases	2,437,803	—
Other assets	1,800,114	431,983
Total other assets	28,287,949	25,848,153

Total Assets	$130,409,015	$130,030,383

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2020	October 31, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$5,345,502	$6,188,819
Accrued expenses	3,082,287	2,827,791
Other current liabilities	—	123,590
Current portion of long-term debt	430,250	—
Current portion operating lease liabilities	1,027,531	—
Total current liabilities	9,885,570	9,140,200

Long-term Liabilities
Long-term liabilities, deferred compensation	512,560	469,040
Operating lease liabilities, net of current portion	1,410,272	—
Long-term debt, net of current maturities	430,250	—
Deferred revenue	1,424,307	—
Total long-term liabilities	3,777,389	469,040

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	116,746,056	120,421,143

Total Liabilities and Members’ Equity	$130,409,015	$130,030,383

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019

Revenues	$44,902,846	$51,773,780	$137,489,701	$147,578,817

Cost of Goods Sold	41,911,412	53,275,986	138,599,885	148,131,565

Gross Profit (Loss)	2,991,434	(1,502,206)	(1,110,184)	(552,748)

Operating Expenses	994,577	928,357	3,290,584	2,876,877

Operating Income (Loss)	1,996,857	(2,430,563)	(4,400,768)	(3,429,625)

Other Income (Expense)
Other income	290,577	46,385	663,547	382,693
Interest income (expense)	(10,361)	53,263	76,479	165,574
Equity in net income of investments	438,330	657,049	1,972,955	1,256,662
Total Other Income (Expense)	718,546	756,697	2,712,981	1,804,929

Net Income (Loss)	$2,715,403	$(1,673,866)	$(1,687,787)	$(1,624,696)

Basic & diluted net income (loss) per unit	$0.14	$(0.08)	$(0.08)	$(0.08)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$—	$—	$0.10	$0.25

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2018	$127,101,795

Net loss for the three-month period ended January 31, 2019	(1,179,271)

Member distributions	(4,968,250)

Balance - January 31, 2019	120,954,274

Net income for the three-month period ended April 30, 2019	1,228,441

Balance - April 30, 2019	122,182,715

Net loss for the three-month period ended July 31, 2019	(1,673,866)

Balance - July 31, 2019	$120,508,849

Members' Equity

Balance - October 31, 2019	$120,421,143

Net income for the three-month period ended January 31, 2020	3,414,218

Balance - January 31, 2020	123,835,361

Net loss for the three-month period ended April 30, 2020	(7,817,408)

Member distributions	(1,987,300)

Balance - April 30, 2020	114,030,653

Net income for the three-month period ended July 31, 2020	2,715,403

Balance - July 31, 2020	$116,746,056

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2020	July 31, 2019
Cash Flows from Operating Activities
Net loss	$(1,687,787)	$(1,624,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,624,794	7,613,081
Unrealized gain on risk management & marketable securities	(277,704)	(1,222,886)
Gain on sale of property & equipment	(369,324)	—
Change in accretion of interest on grant & note receivable	636	(2,326)
Distributions in excess of earnings from investments	1,366,138	778,093
Proceeds from insurance claims and business interruption	34,965	3,000,000
Change in deferred compensation	—	(78,482)
Change in assets and liabilities
Accounts receivable	550,814	(6,037,573)
Inventory	1,279,233	(1,551,487)
Prepaid expenses and other	(359,895)	67,160
Accounts payable	34,554	2,277,933
Accrued expenses	254,496	138,145
Net cash provided by operating activities	7,450,920	3,356,962

Cash Flows from Investing Activities
Capital expenditures	(3,756,223)	(8,947,978)
Purchase of marketable securities	(4,000,000)	(7,515)
Proceeds from sale of marketable securities	—	10,071,558
Proceeds on sale of property & equipment	334,359	—
Net cash provided by (used in) investing activities	(7,421,864)	1,116,065

Cash Flows from Financing Activities
Proceeds from long-term debt	860,500	—
Distributions to members	(1,987,300)	(4,968,250)
Payments received on grant receivable	—	84,666
Net cash used in financing activities	(1,126,800)	(4,883,584)

Net Decrease in Cash and Equivalents	(1,097,744)	(410,557)

Cash and Equivalents – Beginning of Period	15,937,266	9,322,805

Cash and Equivalents – End of Period	$14,839,522	$8,912,248

Supplemental Cash Flow Information
Cash paid for interest	$38,010	$38,215

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$19,937	$1,065,957
Deferred revenue received through grant receivable	1,400,722	—
Right-of-use asset and liability recorded	3,315,517	—
Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020
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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended July 31, 2020 and 2019, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Net earnings on marketable securities	$209,000	$46,000	$214,000	$313,000

	Marketable Securities
As of	Cost	Fair Market Value
July 31, 2020	$4,806,000	$5,128,000
October 31, 2019	$767,000	$871,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended July 31, 2020, for all investee's, is based on the investee's results for the three and nine months ended June 30, 2020.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020
as a result, revenue from the sale of ethanol, distiller grains and corn oil are recorded based on the net selling price reported to the Company from its marketer. Railcar lease costs incurred by the Company in the sale and shipment of distiller grain products are included in cost of goods sold.

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of July 31, 2020.

Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grant receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,400,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10-year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of July 31, 2020 the grant receivable was approximately $1,400,000 and was included in long-term other assets and the long-term portions of deferred revenue was approximately $1,400,000.

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
July 31, 2020
Net earnings (loss) per unit
Basic and diluted earnings (loss) per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Fair Value
Financial instruments include cash and equivalents, marketable securities, receivables, accounts payable, accrued expenses, derivative instruments, and debt. The fair value of marketable securities and derivative financial instruments is based on quoted market prices, as disclosed in Note 8. The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three and nine months ended July 31, 2020, ethanol sales accounted for approximately 76% and 77% of total revenue, respectively, distiller grains sales accounted for approximately 19% of total revenue, and corn oil sales accounted for approximately 5% and 4% of total revenue, respectively, while corn costs averaged approximately 82% and 79% of cost of goods sold, respectively.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impacted the Company’s operations, suppliers or other vendors, and customer base. Any quarantines, labor shortages or other disruptions to the Company’s operations, or those of their customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. In addition, a significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which the coronavirus impacts the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020

2. INVENTORY

Inventory consisted of the following as of July 31, 2020 and October 31, 2019:

	July 31, 2020	October 31, 2019
Raw Materials	$3,070,941	$4,259,459
Work in Process	1,639,112	1,877,354
Finished Goods	2,545,072	2,397,545
Totals	$7,255,125	$8,534,358

3. BANK FINANCING AND SUBSEQUENT EVENT

The Company entered into a master loan agreement with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA ("Farm Credit") which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $10 million and matured on September 1, 2020. Interest on the term loan is payable monthly at 3.40% above the one-month LIBOR (3.97% as of July 31, 2020). The borrowings were secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of July 31, 2020, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of July 31, 2020 and October 31, 2019, the Company had no outstanding borrowings under this agreement.

On September 1, 2020, the Company entered into a new Credit Agreement (the Credit Agreement) with its primary lender, Farm Credit. Pursuant to the Credit Agreement, the Company executed a $35 million reducing revolving loan (the "Reducing Revolving Loan"). The amount available pursuant to the Reducing Revolving Loan decreases by $5 million each year on the first day of August each year starting on August 1, 2021. The maturity date is August 1, 2023. Interest accrues on the Reducing Revolving Loan based on three options available to us. The Company agreed to pay an annual fee of 0.5% of the unused portion of the Reducing Revolving Loan.

The Company entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program (PPP) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. The Company anticipates applying for forgiveness of this loan in fiscal year 2021. The Paycheck Protection Program Flexibility Act, was put into effect on June 5, 2020, may effect the terms of our loan.

4. RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchased ingredients from RPMG. Purchases from the related parties during the three and nine months ended July 31, 2020 totaled approximately $8,476,000 and $28,648,000, respectively. Purchases from the related parties during the three and nine months ended July 31, 2019 totaled approximately $11,331,000 and $30,800,000, respectively. As of July 31, 2020 and October 31, 2019, the amount owed to related parties was approximately $265,000 and $547,000, respectively (See Note 5).

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020
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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2020	2019	2020	2019
Sales ethanol	$34,657,000	$42,956,000	$106,131,000	$116,689,000
Sales distiller grains	8,360,000	7,665,000	25,858,000	26,073,000
Sales corn oil	1,997,000	1,955,000	5,630,000	5,707,000

Marketing fees-ethanol	$39,000	$61,000	$138,000	$183,000
Marketing fees-distiller grains	49,000	62,000	173,000	199,000
Marketing fees-corn oil	12,000	15,000	43,000	45,000

As of	July 31, 2020	October 31, 2019
Amount due from RPMG	$1,959,000	$2,489,000

The Company entered into multiple construction agreements as part of plans to expand plant capacity and build a new entrance road and administration building. The Company has incurred costs related to the expansion project totaling approximately $24.0 million of which approximately $7.9 million is to a related party. The project was materially completed in January 2020 including the entrance road and administration building. There are no remaining contractual commitments related to this project.

The Company entered into a $13.3 million agreement for additional grain storage and receiving. As of July 31, 2020 no costs had been incurred associated to this project. The estimated completion of this project is June 2021.

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

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020
payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and nine months ended July 31, 2020 was approximately $410,000 and $1,129,000, respectively, and for the same period in 2019 was approximately $384,000 and $1,198,000, respectively. The lease agreements have maturity dates ranging from April 2021 to May 2024. The weighted average remaining life of the lease term for these leases was 2.0 years as of July 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.95%. The right-of-use asset operating lease, included in other assets, and operating lease liabilities, included in current and long term liabilities was $2,438,000 as of July 31, 2020.

At July 31, 2020, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended July 31:

2021	$1,123,000
2022	799,000
2023	511,000
2024	176,000
Total lease commitments	$2,609,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of July 31, 2020, is shown below.

Undiscounted future payments	$2,609,000
Discount effect	(171,000)
Discounted future payments	$2,438,000

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2020 and 2019 and the fair value of derivatives as of July 31, 2020 and October 31, 2019:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(1,303,000)	$25,000	$(1,278,000)
three months ended July 31, 2020	Cost of Goods Sold	12,000	649,000	661,000
	Total	$(1,291,000)	$674,000	$(617,000)

Commodity Contracts for the	Revenue	$(335,000)	$(328,000)	$(663,000)
three months ended July 31, 2019	Cost of Goods Sold	(1,477,000)	1,356,000	(121,000)
	Total	$(1,812,000)	$1,028,000	$(784,000)

Commodity Contracts for the	Revenue	$(1,140,000)	$402,000	$(738,000)
nine months ended July 31, 2020	Cost of Goods Sold	2,586,000	(821,000)	1,765,000
	Total	$1,446,000	$(419,000)	$1,027,000

Commodity Contracts for the	Revenue	$(438,000)	$(25,000)	$(463,000)
nine months ended July 31, 2019	Cost of Goods Sold	(617,000)	756,000	139,000
	Total	$(1,055,000)	$731,000	$(324,000)

	Balance Sheet Classification	July 31, 2020	October 31, 2019
Futures and option contracts
In gain position		$1,170,000	$1,930,000
In loss position		(267,000)	(608,000)
Cash held by (due to) broker		276,000	(206,000)
	Current Asset	$1,179,000	$1,116,000

As of July 31, 2020, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $1,529,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	September 2020	$1,330,000
Distiller Grains - fixed price	September 2020	3,855,000

Purchase commitments
Corn - fixed price	October 2020	$4,647,000
Corn - basis contract	August 2020	3,313,000
Natural gas - fixed price	October 2021	5,301,000
Denaturant - fixed price	December 2020	759,000

As of July 31, 2020, the Company has fixed price futures and forward contracts in place for approximately 10% of its anticipated corn needs and 2% of its ethanol sales for the next 12 months with no open positions beyond that period. As of July 31, 2020, the Company has fixed price futures and forward contracts in place for approximately 63% of its natural gas needs for the next 12 months and approximately 9% of its natural gas needs for the next 24 months with no open positions beyond that period.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, July 31, 2020	$5,128,000	$5,128,000	$—	$—
Assets, October 31, 2019	871,000	871,000	—	—
Derivative financial instruments:
July 31, 2020
Assets	$1,170,000	$770,000	$400,000	$—
Liabilities	(267,000)	(36,000)	(231,000)	—
October 31, 2019
Assets	$1,930,000	$1,650,000	$280,000	$—
Liabilities	(608,000)	(80,000)	(528,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2020
9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	June 30, 2020	September 30, 2019
Current Assets	$299,435	$337,643
Other Assets	243,576	258,655
Current Liabilities	199,226	224,439
Long-term Debt	50,997	55,368
Members’ Equity	292,788	316,491

	Three Months Ended July 31,		Nine Months Ended July 31,
Income Statement	2020	2019	2020	2019
Revenue	$135,329	$200,713	$529,453	$569,540
Gross Profit	6,894	9,731	20,647	23,438
Net Income	5,018	8,612	13,266	15,411

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July 31,
Equity in Net Income (Loss)	2020	2019	2020	2019
Absolute Energy	$170	$237	$318	$475
Guardian Energy	—	—	959	—
Homeland Energy Solutions	292	350	431	570
Other	(24)	70	265	212
Total	$438	$657	$1,973	$1,257

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

•Demand destruction and long lasting effects from the COVID-19 pandemic;
•Demand destruction from the small refinery exemptions to the RFS issued by the EPA;
•The impact the Chinese distiller grains and ethanol tariffs have on ethanol and distiller grains prices in the United States;
•The impact lower gasoline prices have on the market price of ethanol and our ability to profitably operate the ethanol plant;
•Changes in the availability and price of corn and natural gas;
•Any elimination or reduction of the renewable fuels use requirements under the RFS;
•The impact of the ethanol export and import markets;
•The impact of the LCFS in certain parts of the country;
•Positions the EPA takes on topics such as RVO, RINS, and SREs;
•Our ability to transport our finished goods in order to continue to operate our ethanol plant at capacity;
•Our ability to profitably operate the ethanol plant, including the sale of distiller grains and corn oil, and maintain a positive spread between the selling price of our products and our raw material costs;
•The ability of the ethanol industry to generate additional demand through higher level blends of ethanol, including E15 and E85;
•The effect our hedging activities have on our financial performance and cash flows;
•Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;
•Our ability to generate free cash flow to invest in our business, service our debt and satisfy the financial covenants contained in our credit agreement with our lender;
•Changes in our business strategy, capital improvements or development plans;
•Changes in plant production capacity or technical difficulties in operating the plant;
•Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•Changes and advances in ethanol production technology;
•Changes in interest rates or the lack of credit availability; and
•Our ability to retain key employees and maintain labor relations.

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

On September 1, 2020, we entered into a new Credit Agreement (the "Credit Agreement") with our primary lender, Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA ("Farm Credit"). Pursuant to the Credit Agreement, we executed a $35 million reducing revolving loan (the "Reducing Revolving Loan"). The amount available pursuant to the Reducing Revolving Loan decreases by $5 million on the first day of August each year starting on August 1, 2021. The maturity date is August 1, 2023. Interest accrues on the Reducing Revolving Loan based on three options available to us. We agreed to pay an annual fee of 0.5% of the unused portion of the Reducing Revolving Loan.

        On February 17, 2020, our board of directors declared a distribution of $0.10 per membership unit for members of record as of February 17, 2020. The total amount of the distribution was $1,9873,000 which was paid in March 2020.

Results of Operations

Comparison of the Three Months Ended July 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$44,902,846	100.0	$51,773,780	100.0
Cost of Goods Sold	41,911,412	93.3	53,275,986	102.9
Gross Profit (Loss)	2,991,434	6.7	(1,502,206)	(2.9)
Operating Expenses	994,577	2.2	928,357	1.8
Operating Income (Loss)	1,996,857	4.4	(2,430,563)	(4.7)
Other Income (Expense)	718,546	1.6	756,697	1.5
Net Income (Loss)	$2,715,403	6.0	$(1,673,866)	(3.2)

Revenues. Our total revenue was approximately 13% less for our third quarter of 2020 compared to the same period of 2019 due to the lower quantities of ethanol and distiller grains sold and lower average prices for our ethanol and corn oil. For our third quarter of 2020, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue. For our third quarter of 2019, ethanol sales accounted for approximately 80% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price per gallon we received for our ethanol was approximately 18% lower for our third quarter of 2020 compared to the same period of 2019. Management attributes this decrease in the average price we received for our ethanol with lower gasoline demand during our third quarter of 2020 due to the COVID-19 pandemic. Management believes that gasoline demand was reduced in the United States by as much as 50% during our third quarter of 2020 due to the pandemic which significantly impacted ethanol prices. Gasoline demand started to rebound later in our third quarter of 2020 and management expects this trend to continue during our fourth quarter of 2020. We have continued to sell ethanol and are working to secure additional markets for our ethanol during this period of low ethanol demand. Management anticipates that the impact of the the COVID-19 pandemic will continue for the rest of our 2020 fiscal year and potentially beyond.

We sold approximately 6% fewer gallons of ethanol during our third quarter of 2020 compared to the same period of 2019. Management attributes this decrease in ethanol sales with decreased production levels. During times when ethanol prices are low, we focus on operating the ethanol plant as efficiently as possible in order to maximize the amount of ethanol we can produce per bushel of corn ground. Management anticipates that our ethanol sales will be greater during our fourth quarter of 2020 compared to our third quarter 2020. However, due to uncertainty regarding the COVID-19 pandemic and whether it will result in additional social distancing measures during the fall and winter of 2020, we could again experience reduced gasoline demand during that time. This reduced gasoline demand will likely have a negative impact on the ethanol market and our profitability.

During our third quarter of 2020, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $1,278,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses of $663,000 on ethanol derivative instruments during the same period of 2019.

The average price per ton we received for our dried distillers grains was approximately 1% higher for our third quarter of 2020 compared to the same period of 2019. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 2% higher for our third quarter of 2020 compared to the same period of 2019.  Management attributes these stronger distiller grains prices to strong domestic demand and decreased market supply of distiller grains as the ethanol industry reduced production due to the COVID-19 pandemic. Management anticipates that distiller grain prices may remain at their current levels even with recent increases in production by the ethanol industry. In August 2020, Iowa experienced a damaging windstorm which significantly damaged the corn crop in Iowa. This may result in higher corn prices during the final quarter of our 2020 fiscal year and continuing into our 2021 fiscal year which typically results in higher distiller grains prices.

We sold approximately 7% more tons of dried distiller grains during our third quarter of 2020 compared to the same period of 2019 due to the amount of modified distillers grains that we produced. We sold fewer tons of modified distiller grains during our third quarter of 2020 compared to the same period of 2019 due to market conditions that favored the dried product. We continue to sell significantly more dried distiller grains compared to modified distiller grains. We conducted our maintenance shutdown earlier this year than in 2019 which changed the amount of distiller grains we had available for sale. Management anticipates stable distiller grains production for the remaining quarter of 2020 and into our 2021 fiscal year.

We sold approximately 1% more pounds of corn oil during our third quarter of 2020 compared to the same period of 2019. This increase in corn oil sales is due to a change in the yeast we used and also a focus on machine uptime. The average price per pound we received for our corn oil was approximately 3% higher for our third quarter of 2020 compared to the same period of 2019. This increase in corn oil prices occurred due to increased demand for corn oil from the biodiesel industry. The reintroduction of the biodiesel blenders' tax credit has provided certainty to the biodiesel industry which has improved corn oil demand. Management anticipates that corn oil prices will be steady during the remaining quarter of our 2020 fiscal year and into our 2021 fiscal year as long as biodiesel production levels are not negatively impacted.

        Cost of Goods Sold. Our cost of goods sold was lower for our third quarter of 2020 compared to the same period of 2019 due primarily to a decrease in our average cost per bushel of corn during the 2020 period.  Our average cost per bushel of corn was approximately 23% lower during our third quarter of 2020 compared to the same period of 2019 due to decreased demand for corn from the ethanol industry. Management anticipates that corn supplies will be less favorable during the remaining quarter of our 2020 fiscal year and into our 2021 fiscal year due to the impact of the wind damage to the Iowa corn crop during August 2020.
        We used approximately 3% more bushels of corn during our third quarter of 2020 compared to the same period of 2019 due to a lower average corn to ethanol conversion rate during the 2020 period. Management anticipates stable corn consumption during the remaining quarter of our 2020 fiscal year and into our 2021 fiscal year unless gasoline demand decreases significantly due to the COVID-19 pandemic which would likely result in decreased production.

        Our natural gas costs decreased by approximately 4% during our third quarter of 2020 compared to the same period of 2019. Our usage was approximately 2% lower and the average price we paid per MMBtu of natural gas was approximately 2% less during our third quarter of 2020 compared to the same period of 2019. Management attributes this decrease in natural gas usage with lower ethanol production and the decrease in the natural gas price with increases in natural gas production and supplies. Management expects lower natural gas prices during the remaining quarter of our 2020 fiscal year due to current supply and demand levels.

We experienced combined realized and unrealized gains of approximately $661,000 for our third quarter of 2020 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $121,000 of combined realized and unrealized losses for the same period of 2019 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our third quarter of 2020 compared to the same period of 2019 due to increases in insurance and depreciation expense offset by a reduction in dues paid to trade organizations. Management anticipates that our operating expenses will be higher during the remaining quarter of our 2020 fiscal year compared to our 2019 fiscal year due to higher insurance rates for our 2020 fiscal year compared to 2019.

Other Income (Expense). Other income was lower for our third quarter of 2020 compared to the same period of 2019, due to our investments being less profitable offset by an increase in other income. Our interest income was less during our third quarter of 2020 compared to the same period of 2019 due to having less cash on hand during the 2020 period. During our third quarter of 2020, our investments were less profitable due to decreased profitability in the ethanol industry compared to the same period of 2019.

Comparison of the Nine Months Ended July 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$137,489,701	100.0	$147,578,817	100.0
Cost of Goods Sold	138,599,885	100.8	148,131,565	100.4
Gross Loss	(1,110,184)	(0.8)	(552,748)	(0.4)
Operating Expenses	3,290,584	2.4	2,876,877	1.9
Operating Loss	(4,400,768)	(3.2)	(3,429,625)	(2.3)
Other Income	2,712,981	2.0	1,804,929	1.2
Net Loss	$(1,687,787)	(1.2)	$(1,624,696)	(1.1)

Revenues. Our total revenue was lower for our nine months ended July 31, 2019 compared to the same period of 2019 due to the lower quantities of ethanol sold along with lower average ethanol and corn oil prices. For our nine months ended July 31, 2019, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our nine months ended July 31, 2019, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price per gallon we received for our ethanol was approximately 4% less for our nine months ended July 31, 2019, compared to the same period of 2019. Management attributes this decrease in the average price we received for our ethanol to decreased gasoline prices and demand during the 2020 period. Earlier in our 2020 fiscal year, gasoline prices were lower due to lower oil prices. Then, gasoline demand decreased significantly due to the COVID-19 pandemic.

We sold approximately 5% fewer gallons of ethanol during our nine months ended July 31, 2019, compared to the same period of 2019. Management attributes this decrease in ethanol sales with decreased production levels. Our total ethanol production was 4% less during our nine months ended July 31, 2019, as compared to the same period of 2019. Management attributes this decrease to unfavorable conditions in the ethanol industry. During our 2020 fiscal year, we continued our focus on producing ethanol as efficiently as possible due to tight operating margins.

During our nine months ended July 31, 2019, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $738,000 which decreased our revenue. We experienced combined realized and unrealized losses of $463,000 on ethanol derivative instruments during the same period of 2019.

The average price per ton we received for our dried distillers grains was approximately 1% higher for our nine months ended July 31, 2019, compared to the same period of 2019. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 1% lower for our nine months ended July 31, 2019, compared to the same period of 2019.

Our dried distiller grains production increased by approximately 2% during our nine months ended July 31, 2019, compared to the same period of 2019. Management attributes this increase to the optimizing of our ingredient costs; which lowers our ethanol yield slightly, but increases our dried distiller grains production during the period.

We sold approximately 2% more pounds of corn oil during our nine months ended July 31, 2019, compared to the same period of 2019. This increase in corn oil sales resulted from increased uptime of our corn oil extraction machines during our nine months ended July 31, 2019, compared to the same period of 2019. The average price per pound we received for our corn oil was approximately 2% lower for our nine months ended July 31, 2019, compared to the same period of 2019. Management attributes this decrease in corn oil prices with lower energy prices generally which has an impact on the biodiesel market which is a significant source of demand for our corn oil.

        Cost of Goods Sold. Our cost of goods sold was lower for our nine months ended July 31, 2019, compared to the same period of 2019 due primarily to decreased corn and natural gas use as well as lower average costs for these commodities during the 2020 period. Our average cost per bushel of corn was approximately 5% lower during our nine months ended July 31, 2020, compared to the same period of 2019 due to lighter demand. We used approximately 2% fewer bushels of corn during our nine months ended July 31, 2019, compared to the same period of 2019 due to decreased ethanol production.

        Our natural gas costs decreased by approximately 19% during our nine months ended July 31, 2019, compared to the same period of 2019. Our usage was 3% lower, and the average price we paid per MMBtu of natural gas was approximately 16% lower during our nine months ended July 31, 2019, compared to the same period of 2019. Management attributes this decrease in natural gas usage with reduced ethanol production and the decrease in the natural gas price with increases in natural gas production and supplies.

We experienced combined realized and unrealized gains of approximately $1,766,000 for our nine months ended July 31, 2019, related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $139,000 of combined realized and unrealized gains for the same period of 2019 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our nine months ended July 31, 2019 compared to the same period of 2019 due to increases in insurance expense. Management anticipates that our operating expenses will be higher during the rest of our 2020 fiscal year compared to our 2019 fiscal year due to higher insurance rates for our 2020 fiscal year compared to 2019.

Other Income (Expense). Other income was higher for our nine months ended July 31, 2019, compared to the same period of 2019, due primarily to an increase in equity income from our investments. Management anticipates volatility in income from our investments during our 2020 fiscal year compared to our 2019 fiscal year due to current market factors including COVID-19 pandemic. Our investments are in other companies involved in the ethanol industry which, in general, are expected to experience significant volatility in their operating margins during the foreseeable future. We had less interest income for our nine months ended July 31, 2019, compared to the same period of 2019 due to having less cash on hand during the 2020 period. We had more other income during our nine months ended July 31, 2019, compared to the same period of 2019 due to a gain on the sale of other assets.

Changes in Financial Condition for the Nine Months Ended July 31, 2020

        Current Assets. We had more cash and equivalents and marketable securities at July 31, 2020 compared to October 31, 2019. The value of our accounts receivable and inventory were lower at July 31, 2020 compared to October 31, 2019 due to falling carrying values of both corn and ethanol. Prepaid expenses were higher at July 31, 2020 compared to October 31, 2019 due to payment of our annual insurance premiums in the beginning of our 2020 fiscal year.

        Property and Equipment. The net value of our property and equipment was lower at July 31, 2020 compared to October 31, 2019 due to the net effect of the value of our construction projects offset by regular depreciation of our assets. We had approximately $1.9 million in construction in progress at July 31, 2020 primarily related to plant improvement projects specifically in the areas of fermentation and process equipment.

        Other Assets. Our other assets were higher at July 31, 2020 compared to October 31, 2019 due to lease right of use assets resulting from a new accounting pronouncement and the addition of a grant receivable for property tax rebate associated with our expansion. These were offset by a reduction in the carrying value of our investments, which decreased by the amount of distributions received in excess of earnings from investments.

        Current Liabilities. Our current liabilities at July 31, 2020 were slightly lower compared to October 31, 2019 due to lower accounts payable due primarily to deferred corn payments we owed at the end of our 2019 fiscal year. We had more accrued expenses at July 31, 2020 compared to October 31, 2019 due to increased railcar damage accrual and property taxes. We had an amount due on our loan pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) as of July 31, 2020 which we did not have at October 31, 2019. Due to the change in our accounting treatment of leases we had a liability related to amounts due on our lease arrangements as of July 31, 2020 which we did not have at October 31, 2019.

        Long-term Liabilities. Our long-term liabilities associated with our deferred compensation was higher at July 31, 2020 compared to October 31, 2019 due to bonus payables due to our management team. Due to a new accounting treatment we adopted for leases, we had long-term liabilities related to our lease agreements. At July 31, 2020 we had long-term debt associated with our PPP loan which was not in place at October 31, 2019. We had deferred revenue at July 31, 2020 related to a property tax rebate as part of the development agreement with the City of Mason City that was not in place in 2019.

Liquidity and Capital Resources

        Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund plant projects if a negative margin environment returns for an extended period of time. As of July 31, 2020, we had $10,000,000 available pursuant to our revolving term loan and approximately $19.9 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the nine months ended July 31, 2020 and 2019:

	Nine Months Ended July 31,
	2020	2019
Net cash provided by operating activities	$7,450,920	$3,356,962
Net cash provided by (used in) investing activities	(7,421,864)	1,116,065
Net cash (used in) financing activities	(1,126,800)	(4,883,584)

Cash Flow From Operations

Our cash flow from operations for the nine months ended July 31, 2020 was greater compared to the same period of 2019 due primarily to changes in our accounts receivable and inventory which positively impacted cash flow during the 2020 period. We received more cash distributions in excess of earnings from our investments for the nine months ended July 31, 2020 compared to the same period of 2019. During our nine months ended July 31, 2019 we received an insurance payment consisting primarily of equipment repair costs, professional fees and loss of business income from a property and business interruption insurance claim filed in July 2018. During the nine months ended July 31, 2020 we recorded a gain on the sale of property and equipment.

Cash Flow From Investing Activities

We used more cash for investing activities during our nine months ended July 31, 2020 compared to the same period of 2019 primarily due to the net effect of fewer capital expenditures and no proceeds from our marketable securitites during the

2020 period. Our capital expenditures during our 2020 and 2019 fiscal years were primarily for plant improvements associated with the expansion of production and construction of a new road and administration building. During the nine months ended July 31, 2020 we spent more cash on the purchase of marketable securities compared to the same period of 2019. During the nine months ended July 31, 2020 we received proceeds from the sale of property and equipment. No sale of equipment was recognized during the same period of 2019.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2020, we used less cash for financing activities due to less distributions being paid in 2020 as compared to the same period of 2019.  We also received proceeds from our PPP loan during our nine months ended July 31, 2020.

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
Variable Line of Credit

We have a long-term line of credit. Interest on this loan accrues at 3.40% above the One-Month London Interbank Offered Rate (LIBOR). The interest rate is subject to weekly adjustment. We may elect to enter into a fixed interest rate on this loan at various times throughout the term of the loan as provided in the loan agreements. We have $10 million available pursuant to this long-term revolving line of credit until it matured on September 1, 2020. We agreed to pay an annual fee of 0.5% of the unused portion of this loan. As of July 31, 2020, we had $0 outstanding on this loan with a potential accrued interest rate of 3.97% per year. As of July 31, 2020, we had $10,000,000 available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants requiring us to maintain various financial ratios. As of July 31, 2020, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Paycheck Protection Program Agreement
        We entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Tile I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. We anticipate applying for forgiveness of this loan by the end of December 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2020. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.
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

As of July 31, 2020, we had price protection or delivery protection in place for approximately 10% of our anticipated corn needs, 63% of our natural gas needs and 2% of our ethanol sales for the next 12 months and approximately 9% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	725,000	MMBTU	10%	$186,000
Ethanol	117,438,000	Gallons	10%	13,388,000
Corn	36,100,000	Bushels	10%	11,263,000

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

Our management, including our interim President and Chief Executive Officer (the principal executive officer), Chad Kuhlers, along with our interim Chief Financial Officer (the principal financial officer), Brooke Peters, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        For the nine months ended July 31, 2020, there has been no change in our internal control over financial reporting other than review controls in relation to adoption of ASU 2016-02, Leases (Topic 842), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Upon adoption of ASU 2016-02, we implemented certain review controls by members of our management team; such reviews include completeness of lease schedule, including consideration of embedded leases, and accuracy and evaluation of lease terms used in calculation of related assets and liabilities, including discount rates and renewal options.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Mine Safety Disclosures.

        None.

Item 5. Other Information

        None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
10.1	Credit Agreement between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA dated September 1, 2020.*
10.2	Amended and Restated Revolving Term Promissory Note between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA dated September 1, 2020.*
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of July 31, 2020 and October 31, 2019, (ii) Statements of Operations for the three and nine months ended July 31, 2020 and 2019, (iii) Statements of Cash Flows for the nine months ended July 31, 2020 and 2019, and (iv) the Notes to Condensed Financial Statements.**

* Filed herewith.
** Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 14, 2020	/s/ Chad Kuhlers
Chad Kuhlers
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	September 14, 2020	/s/ Brooke Peters
Brooke Peters
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)