Form 10-K
period 2020-10-31
GOLDEN GRAIN ENERGY
filed 2020-12-28
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2020

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

	COMMISSION FILE NUMBER	000-51177

GOLDEN GRAIN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1822 43rd Street SW, Mason City, IA 50401
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of April 30, 2020, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,940,167. As of April 30, 2020, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $363,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 28, 2020, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

•A slowdown in global and regional economic activity, demand for our products and the potential for labor shortages and shipping disruptions resulting from pandemics including COVID-19;
•Ethanol, distiller grains and corn oil supply exceeding demand and corresponding price reductions;
•The small refiner exemptions which have been granted by the Trump administration which decreased demand for ethanol;
•The impact of the Chinese anti-dumping and countervailing duty on U.S. distiller grains;
•The Brazilian ethanol import duty and its impact on world ethanol demand and prices;
•Any delays in shipping our products by rail and corresponding decreases in our sales as a result of these shipping delays;
•Changes in the availability and price of corn and natural gas;
•Additional competition from electric vehicles which do not use liquid fuels, including ethanol;
•Our ability to profitably operate the ethanol plant, including the sale of distiller grains and corn oil, and maintain a positive spread between the selling price of our products and our raw material costs;
•The effect our hedging activities has on our financial performance and cash flows;
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
•Changes in corn availability due to growing conditions, including unfavorable weather patterns;
•Lack of transport, storage and blending infrastructure preventing our products from reaching high demand markets;
•Changes in federal and/or state laws and environmental regulations (including the elimination or waiver of the Renewable Fuel Standard);
•Changes and advances in ethanol production technology;
•Competition from alternative fuel additives;
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

The ethanol industry experienced industry-wide record low ethanol prices throughout most of 2018 and 2019 due to reduced demand and high industry inventory levels. This continued into 2020 and the situation was compounded by the crisis associated with the 2019 novel coronavirus disease (“COVID-19”). In response to these unfavorable operating conditions and a slowdown in global and regional economic activity and a disruption in transportation fuel demand resulting from the COVID-19 pandemic, we reduced our ethanol production rate early in 2020 which impacted our total ethanol production for our 2020 fiscal year.

    On July 17, 2017, our board approved moving forward with a multiple phase plant expansion. The project was materially completed in January 2020, including the entrance road and administration building. There are no remaining contractual commitments related to this project. To date, the total project cost was approximately $24 million. We financed this expansion through cash generated by our operations.

Principal Products

    The principal products that we produce are ethanol, distiller grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our principal products for each of our last three fiscal years.

Product	Fiscal Year 2020	Fiscal Year 2019	Fiscal Year 2018
Ethanol	78%	79%	79%
Distiller Grains	18%	17%	17%
Corn Oil	4%	4%	4%

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. According to the U.S. Grains Council, during the 2019/2020 marketing year, the largest importers of United States distiller grains were Mexico, China, Canada, Japan, Colombia and South Korea. According to the U.S. Energy Information Administration, Brazil, Canada, India and Mexico were top destinations for ethanol exports for January 2020 through September 2020. However, overall exports of ethanol for this period decreased compared to the same period last year due to escalating trade barriers and the impacts of COVID-19. Tariffs implemented by Brazil and China on ethanol imported from the United States reduced export demand from these markets. Trade barriers with key markets may continue to take a toll on ethanol export demand negatively effecting domestic ethanol prices. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and has required the United States producers to seek out other markets for their products. While Brazil still imports a significant amount of ethanol from the United States, these imports could be higher without these trade barriers.

Export demand has also decreased due to the disruption in global fuel demand resulting from travel restrictions in response to the COVID-19 pandemic. Restricted travel, new lockdown measures and slow economic growth continue to have a negative effect on global fuel consumption and it is unknown when such demand will recover as reopening efforts continue to evolve.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were lower during our 2020 fiscal year compared to previous years due primarily to decreased corn demand for ethanol production related to the COVID-19 pandemic. However, later in our 2020 fiscal year, corn prices were increasing due to unfavorable weather conditions which impacted the size of the corn crop harvested in the fall of 2020 in our corn purchase market. We have not had difficulty securing the corn we need to operate the ethanol plant. If there is less corn available in our local market due to the smaller corn crop harvested in the fall of 2020, we may have to source corn from outside of our normal corn purchasing area and the basis we have to pay in order to purchase the corn may be higher. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Natural Gas

    Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement continues for a period of 5 years ending on December 31, 2023, with the option for the parties to agree to 1-year extensions thereafter. We do not anticipate any problems securing the natural gas we require to continue to operate the ethanol plant at capacity during our 2021 fiscal year or beyond.

Electricity

We have an agreement with Interstate Power and Light Company to supply all electricity required by the plant. The agreement is month-to-month and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2021 fiscal year or beyond.

Water

    The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. In November 2018, we commissioned a third water well that has the capacity of producing an additional 500 gallons of water per minute.  With these three wells, we can produce over 1,500 gallons of water per minute on site and will likely be less dependent on the City of Mason City for our water supply. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2021 fiscal year or beyond.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit Services of America ("Farm Credit"). For our 2021 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that we will be able to secure sufficient working capital to continue to operate the plant at capacity.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. As of October 31, 2020, the Renewable Fuels Association ("RFA") estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.6 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Flint Hills Resources, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS*
Producers of Approximately 800
million gallons per year (MMgy) or more

Company	Current Capacity (MMgy)	Percent of Market
Archer Daniels Midland	1,716	10%
Poet Biorefining	1,805	10%
Valero Renewable Fuels	1,730	10%
Green Plains Renewable Energy	1,128	6%
Flint Hills Resources	840	5%
TOTAL	7,219	41%
        Updated: October 31, 2020
*According to RFA Information

Ethanol Competition

    Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we have experienced increased competition from oil companies which have purchased ethanol production facilities, including Valero Renewable Fuels and Flint Hills Resources, which are subsidiaries of larger oil companies. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers which own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices.

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

    In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. Further, in August 2017, Brazil instituted a quota and tariff on ethanol produced in the United States and exported to Brazil which reduced exports to Brazil. Brazil increased the quota during our 2019 fiscal year which resulted in additional demand from Brazil, however, without this quota and tariff, Brazilian exports likely would have been higher. In December 2020, the Brazilian quota expired so all ethanol produced in the United States and exported to Brazil is now subject to Brazil's import tariff. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Distiller Grains Competition

    Our ethanol plant competes with other ethanol producers in the production and sale of distiller grains. Distiller grains are primarily used as animal feed which replaces corn and soybean meal. As a result, we believe that distiller grains prices are positively impacted by increases in corn and soybean prices. In recent years the United States ethanol industry has increased exports of distiller grains which management believes has positively impacted demand and prices for distiller grains in the United States. However, Chinese tariffs have negatively impacted exports to China which has negatively impacted distiller grains demand and prices.

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has resulted in lower corn oil market prices.

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

    On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit. In June 2019, the EPA proposed an RVO of 20.04 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. The EPA has not set a final RVO for 2021 and indications are that the RVO will be left open for the Biden administration to complete. The ethanol industry has been pushing the EPA and the Trump administration to reverse the effects of these small refinery waivers which we believe are the reason for the poor operating margins during 2018 and 2019. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years.

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

    Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 143 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 14.3 billion gallons per year. This is commonly referred to as the "blend wall," which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the use of higher percentage blends such as E15 or E85. These higher percentage blends may lead to additional ethanol demand if they become more widely available and accepted by the market. Gasoline demand was lower for 2020 due to COVID-19.

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

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants.

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

    We have obtained all of the necessary permits to operate the ethanol plant. During our 2020 fiscal year, we incurred costs and expenses of approximately $511,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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
    In August 2017, Brazil instituted an import quota for ethanol produced in the United States and exported to Brazil, along with a 20% tariff on ethanol imports in excess of the quota. In September 2019, the Brazilians increased the tariff free import quota from 600 million liters to 750 million liters. The quota expired in December 2020 so all U.S. ethanol exports to Brazil are now subject to the tariff. This tariff has reduced exports of ethanol to Brazil and may continue to negatively impact ethanol exports from the United States. Any reduction in ethanol exports could negatively impact market ethanol prices in the United States. In addition, the Chinese government increased the tariff on United States ethanol imports into China from 30% to 45% and ultimately to 70%. Due to other recent tariff activity between the United States and China, management does not expect these Chinese tariffs to be removed in the near term. Both China and Brazil have been major sources of import demand for United States ethanol and distillers grains. These trade actions may result in negative operating margins for United States ethanol producers.

Employees

As of October 31, 2020, we had 51 full-time employees and no part-time employees. We anticipate that we will have approximately 54 full-time employees and no part-time employees during the next 12 months.

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

Risks Relating to Our Business

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall substantial slowdown of economic activity. Transportation fuels in particular, including ethanol, have experienced significant price declines and reduced demand. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

COVID-19 or another pandemic may negatively impact our ability to operate our business which could decrease or eliminate the value of our units. COVID-19 has resulted in significant uncertainty in many areas of our business. We do not know how long these conditions will last. This uncertainty is expected to negatively impact our operations. We may experience labor shortages if our employees are unable or unwilling to come to work. If our suppliers cannot deliver the supplies we need to operate our business or if we are unable to ship our products due to trucking or rail shipping disruptions, we may be forced to suspend operations or reduce production. If we are unable to operate the ethanol plant at capacity, it may result in unfavorable operating results. Any shut down of operations or reduction in production, especially for an extended period of time, could reduce or eliminate the value of our units.

    The EPA issued small refinery exemption waivers to the RFS requirement which has resulted in demand destruction and negatively impacted profitability in the ethanol industry. During 2019, the ethanol industry learned that the EPA has been issuing small refinery waivers to the ethanol use requirements in the RFS. In previous years, when the EPA issued small refinery exemption waivers, the EPA reallocated the waived gallons to other refiners. The EPA under the Trump Administration was granting significantly more waivers than in the past and was not reallocating the waived gallons to other refiners. These actions resulted in demand destruction in 2018 and 2019 which led to reduced market ethanol prices and negative operating margins in the ethanol industry. This reduction in ethanol demand has negatively impacted the profitability of our operations. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. These small refinery exemption waivers have impacted the ethanol industry which could reduce or eliminate the value of our units.

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

    Declines in the price of ethanol or distiller grains would significantly reduce our revenues. The sales prices of ethanol and distiller grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller grains to continue to be volatile in our 2021 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distiller grains could lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. Historically, the price of ethanol was less than the price of gasoline which increased demand for ethanol from fuel blenders. However, in recent years, gasoline prices were lower which reduced the spread between the price of gasoline and the price of ethanol and led to decreased ethanol demand. If gasoline prices decrease again during our 2021 fiscal year, it could result in lower ethanol prices which could decrease the value of our units.

    We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, during 2020 we experienced poor weather conditions which impacted the corn crop which was harvested in the fall of 2020 in our corn purchase area. The smaller corn crop in our corn purchase area has already resulted in higher corn prices and may continue to negatively impact corn prices during our 2021 fiscal year. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past, the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2021 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2021 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil after a small quota is reached. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The effect of the tariff has been mitigated somewhat by the adoption of a rate tariff quota that allows 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota expired on December 14, 2020, so all of the ethanol exports to Brazil will be subject to the 20% tariff. This tariff has negatively impacted ethanol demand and prices in the United States.

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

    If exports of ethanol are reduced, ethanol prices may be negatively impacted. The United States ethanol industry depends on ethanol exports. Due to lower global gasoline demand, ethanol exports were lower during our 2020 fiscal year. In 2017, China and Brazil both implemented import tariffs on United States ethanol and later both increased those tariffs. As a result of small refinery exemptions, we are experiencing the impact of excess ethanol supplies in the market. Without exports of ethanol, excess ethanol supplies in the United States will continue which could continue to negatively impact prices. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

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

    Government policies and regulations, particularly those affecting the agricultural sector and related industries, could adversely affect our operations and profitability.  Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions on agricultural commodities and commodity products can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

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

As of October 31, 2020, there were approximately 882 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2019 1st	$7.50	$7.50	$7.50	2,500
2019 2nd	$7.40	$8.00	$7.80	15,000
2019 3rd	$7.50	$7.50	$7.50	5,000
2019 4th	—	—	—	None
2020 1st	—	—	—	None
2020 2nd	$6.50	$6.50	$6.50	16,000
2020 3rd	$6.00	$6.00	$6.00	15,000
2020 4th	$5.90	$5.90	$5.90	4,000

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Posted
2019 1st	$7.50	$7.50	$7.50	2,500
2019 2nd	$7.50	$8.00	$7.83	32,500
2019 3rd	$7.50	$7.50	$7.50	10,000
2019 4th	$6.85	$7.50	$7.12	40,000
2020 1st	$6.60	$7.00	$6.90	48,000
2020 2nd	$6.00	$6.75	$6.45	54,500
2020 3rd	$6.00	$6.75	$6.33	47,000
2020 4th	$5.75	$6.00	$5.88	41,666

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Posted
2019 1st	—	—	—	None
2019 2nd	—	—	—	None
2019 3rd	—	—	—	None
2019 4th	$6.75	$6.75	$6.75	25,000
2020 1st	—	—	—	None
2020 2nd	—	—	—	None
2020 3rd	—	—	—	None
2020 4th	—	—	—	None

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

PERFORMANCE GRAPH

    The following graph shows a comparison of cumulative total member return since November 1, 2015, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2015. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected consolidated financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data as of October 31, 2018, 2017 and 2016 and the selected statement of operations data and other financial data for the years ended October 31, 2017 and 2016 have been derived from our audited consolidated financial statements that are not included in this Form 10-K. The selected balance sheet financial data as of October 31, 2020 and 2019 and the selected statement of operations data and other financial data for each of the years in the three year period ended October 31, 2020 have been derived from the audited Financial Statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following consolidated financial data.

Statement of Operations Data:	2020	2019	2018	2017	2016
Revenues	$194,329,476	$203,793,847	$179,501,244	$213,455,567	$200,697,852
Cost of Goods Sold	188,782,979	203,969,863	175,745,659	188,326,404	185,345,104
Insurance Claim Recoveries, net	—		1,600,000	—	—
Gross Profit (Loss)	5,546,497	(176,016)	5,355,585	25,129,163	15,352,748
Operating Expenses	4,144,385	3,706,721	3,623,272	3,844,410	3,646,121
Operating Income (Loss)	1,402,112	(3,882,737)	1,732,313	21,284,753	11,706,627
Other Income (Expense), net	4,476,551	2,170,335	4,638,986	8,114,071	8,686,615
Net Income (Loss)	$5,878,663	$(1,712,402)	$6,371,299	$29,398,824	$20,393,242
Weighted Average Units Outstanding	19,873,000	19,873,000	19,873,000	19,873,000	19,873,000
Net Income (Loss) Per Unit	$0.30	$(0.09)	$0.32	$1.48	$1.03
Cash Distributions per Unit	$0.10	$0.25	$0.75	$1.25	$0.95

Balance Sheet Data:	2020	2019	2018	2017	2016
Current Assets	$42,422,107	$32,093,425	$35,164,094	$53,988,590	$48,098,413
Net Property and Equipment	67,417,851	72,088,805	73,878,806	63,477,489	66,686,967
Other Assets	29,248,983	25,848,153	26,229,379	26,363,336	25,978,526
Total Assets	139,088,941	130,030,383	135,272,279	143,829,415	140,763,906
Current Liabilities	11,194,110	9,140,200	7,634,070	7,716,286	9,237,168
Long-Term Liabilities	3,582,326	469,040	539,414	477,883	449,066
Members' Equity	124,312,505	120,421,143	127,101,795	135,635,246	131,077,672
Book Value Per Unit	$6.26	$6.06	$6.40	$6.83	$6.60

* See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of our financial results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$194,329,476	100.0	$203,793,847	100.0
Cost of Goods Sold	188,782,979	97.1	203,969,863	100.1
Gross Profit (Loss)	5,546,497	2.9	(176,016)	(0.1)
Operating Expenses	4,144,385	2.1	3,706,721	1.8
Operating Income	1,402,112	0.7	(3,882,737)	(1.9)
Other Income (Expense), net	4,476,551	2.3	2,170,335	1.1
Net Income (Loss)	$5,878,663	3.0	$(1,712,402)	(0.8)

Revenues. Our total revenue was less for our 2020 fiscal year compared to the same period of 2019, primarily due to decreased ethanol revenue, partially offset by higher distiller grains and corn oil revenue during the 2020 period. For our 2020 fiscal year, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our 2019 fiscal year, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price we received per gallon of ethanol we sold was approximately 3.4% less for our 2020 fiscal year compared to the same period of 2019. Management attributes this decrease in the average price we received for our ethanol to significantly lower ethanol demand early in 2020 as a result of the COVID-19 pandemic and its effect on gasoline demand. Since ethanol is primarily blended with gasoline for fuel, when gasoline demand is lower it has a corresponding impact on ethanol demand. While gasoline demand decreases were the most pronounced early in 2020, gasoline demand was lower throughout our 2020 fiscal year. Management anticipates that the impacts of the COVID-19 pandemic will continue during our 2021 fiscal year which can continue to impact ethanol demand and prices.

We sold approximately 2.2% fewer gallons of ethanol during our 2020 fiscal year compared to the same period of 2019 due to decreased ethanol production. We produced less ethanol during our 2020 fiscal year compared to the same period of 2019 as a result of market conditions which impacted profitability during the second quarter of our 2020 fiscal year. Our corn to ethanol conversion rate decreased by approximately 2% during our 2020 fiscal year compared to the same period of 2019. Management anticipates that ethanol production will be higher during our 2021 fiscal year compared to our 2020 fiscal year provided that profitability in the ethanol industry is maintained and we do not experience widespread decreased gasoline demand due to travel restrictions from the COVID-19 pandemic.

In prior years ethanol exports provided additional ethanol demand which positively impacted ethanol prices. However, during our 2020 fiscal year, because the COVID-19 pandemic impacted gasoline demand globally as many countries implemented travel restrictions to avoid the spread of the virus, we did not experience the same level of export demand as in prior years. However, management anticipates that export demand may increase in our 2021 fiscal year provided travel restrictions are reduced during our 2021 fiscal year.

During our 2020 fiscal year, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $1,243,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $270,000 during our 2019 fiscal year which decreased our revenue.

The average price per ton we received for our dried distiller grains and modified/wet distiller grains were each slightly higher for our 2020 fiscal year compared to the same period of 2019. Management attributes these price increases with decreased distiller grains supplies in the marketplace due to reduced ethanol production by the ethanol industry during our 2020 fiscal year. Distiller grains have become an important part of animal feeding rations which can have an impact on prices when the market supply is lower. Management anticipates that global corn and soybean prices may be higher during our 2021 fiscal year due to a smaller corn harvest in 2020 in our local corn production area which may result in higher distiller grains prices during our 2020 fiscal year.

Distiller grains prices have been impacted during our recent fiscal years as a result of Chinese trade policies which impacted distiller grains. In 2017, China implemented final tariffs on United States distiller grains which essentially closed the Chinese markets for United States producers. Management believes that this trade dispute has negatively impacted our profitability which could continue during our 2021 fiscal year. In addition, trade negotiations and tariffs continue to affect global supply and demand of both corn and distiller grains. If there are significant changes in these policies, it could have a material impact on both demand and commodity pricing.

We sold approximately 2% fewer total tons of distiller grains during our 2020 fiscal year compared to the same period of 2019 due to decreased ethanol production along with increased corn oil production. When we increase the amount of corn oil we produce, it results in less total tons of distiller grains. Management anticipates increased distiller grains sales during our 2021 fiscal year as we anticipate increased ethanol production during our 2021 fiscal year.

The average price we received for our corn oil was approximately the same during our 2020 fiscal year compared to the same period of 2019. Corn oil prices have been positively impacted by the extension of the biodiesel blenders' credit which has provided certainty to the biodiesel market. The corn oil we produce is also used for animal feed and certain industrial uses.

We sold approximately 5% more pounds of corn oil during our 2020 fiscal year compared to the same period of 2019 due to an increase in the amount of corn oil we extracted per bushel of corn for the 2020 period. Management anticipates a similar amount of corn oil sales during our 2021 fiscal year.

    Cost of Goods Sold. Our cost of goods sold was lower for our 2020 fiscal year compared to the same period of 2019 due to decreased corn and natural gas usage along with decreased market corn and natural gas prices during the 2020 period. Our average cost per bushel of corn before derivative activities was approximately 8% less during our 2020 fiscal year compared to the same period of 2019. Management attributes this decrease to decreased corn demand, particularly in the ethanol industry, due to the COVID-19 pandemic which negatively impacted markets during our 2020 fiscal year. Corn prices have been higher following the end of our 2020 fiscal year due to a smaller corn crop in our local area during 2020. Management anticipates that corn costs will be higher during our 2021 fiscal year and management expects corn basis to be higher during our 2021 fiscal year. In addition, continued trade policy and tariffs have impacted the corn market in 2020 and changes in those policies may have a significant impact on the price of corn.

    We used slightly less bushels of corn during our 2020 fiscal year compared to 2019 due primarily to decreased ethanol production partially offset by lower corn to ethanol conversion efficiency. Management anticipates consistent corn consumption during our 2021 fiscal year compared to our 2020 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

    Our natural gas costs decreased by approximately 17% during our 2020 fiscal year compared to the same period of 2019 primarily due to lower natural gas prices per MMBtu along with decreased natural gas usage during our 2020 fiscal year. Our average cost per MMBtu of natural gas was approximately 14% lower during our 2020 fiscal year compared to the same period of 2019. Our natural gas costs were significantly higher during our 2019 fiscal year due to very cold weather during the beginning of 2019 which resulted in a short period of time with significantly higher natural gas prices per MMBtu. Management anticipates that 2021 natural gas prices will be similar to our 2020 fiscal year due to derivative positions that we anticipate will help protect from market and weather volatility during 2021. However, if we experience an exceptionally cold and long winter during our 2021 fiscal year or a significant change in supply, we could see a slight increase in natural gas prices.

    Our natural gas use during our 2020 fiscal year decreased by approximately 3% compared to our 2019 fiscal year. Management attributes this decrease to lower overall production along with improved energy efficiency during our 2020 fiscal year.

We experienced approximately $524,000 of combined realized and unrealized gains for our 2020 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. By comparison, we experienced approximately $821,000 of combined realized and unrealized gains for our 2019 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

During our 2019 fiscal year we recorded a loss on fixed assets due to an impairment of idled property. We recorded an impairment on fixed assets of approximately $2,608,000 on equipment we had constructed and placed in service to accept steam and tie into Golden Renewable Energy, LLC.

Operating Expenses. Our operating expenses were higher during our 2020 fiscal year compared to the same period of 2019 primarily due to increases in property tax and insurance expenses. Management anticipates that our operating expenses will be higher during our 2021 fiscal year compared to our 2020 fiscal year due to anticipated higher property tax expense, insurance costs and increased regular plant maintenance expenses.

Other Income. Other income items, including equity in net income of investments, interest and other, were higher for our 2020 fiscal year compared to the same period of 2019 due primarily to an increase in our portion of the net income generated by our investments. Our investments are in companies in the ethanol industry. We had less interest income during our 2020 fiscal year compared to the same period of 2019 due to having less cash on hand during the 2020 period.
Results of Operations

Comparison of the Fiscal Years Ended October 31, 2019 and 2018

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2019 and 2018:

	2019		2018
Statement of Operations Data	Amount	%	Amount	%
Revenues	$203,793,847	100.0	$179,501,244	100.0
Cost of Goods Sold	203,969,863	100.1	175,745,659	97.9
Insurance Claim Recoveries, net	—	—	1,600,000	0.9
Gross Profit	(176,016)	(0.1)	5,355,585	3.0
Operating Expenses	3,706,721	1.8	3,623,272	2.0
Operating Income	(3,882,737)	(1.9)	1,732,313	1.0
Other Income (Expense), net	2,170,335	1.1	4,638,986	2.6
Net Income	$(1,712,402)	(0.8)	$6,371,299	3.5

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

The average price per ton we received for our dried distiller grains was approximately 8% more for our 2019 fiscal year compared to the same period of 2018, and the average price per ton we received for our modified/wet distiller grains was approximately 21% more for our 2019 fiscal year compared to the same period of 2018. Management attributes these price increases with strong global protein markets, specifically in soybean meal, and increasing domestic livestock production during the 2019 period. Since distiller grains are primarily used as a feed substitute for corn and soybean meal, when soybean or corn prices increase and the supply of these competing products decrease, it positively impacts distiller grains demand and prices. Distiller grains prices were impacted as a result of Chinese trade policies. In 2017, China implemented final tariffs on United States distiller grains which essentially closed the Chinese markets for United States producers.

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

    Cost of Goods Sold. Our cost of goods sold was higher for our 2019 fiscal year compared to the same period of 2018 due to higher corn grind due to an increase in ethanol production as well as an increase in corn price per bushel. Our average cost per bushel of corn before derivative activities was approximately 11% higher during our 2019 fiscal year compared to the same period of 2018. Management attributes this increase to volatility in prices, specifically local basis levels, which was impacted by the amount of corn in our local draw area following the 2018 harvest. In addition, continued trade policy and tariffs impacted the corn market in 2019.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2020 and 2019

    Current Assets. We had approximately $17.6 million in cash and equivalents at October 31, 2020 compared to approximately $15.9 million in cash and equivalents at October 31, 2019. In addition, at October 31, 2020 we had approximately $5.1 million in marketable securities associated with short-term investments we purchased during our recent fiscal years. This compares to approximately $871,000 of marketable securities at October 31, 2019. We had a higher accounts receivable balance at October 31, 2020 compared to October 31, 2019 which is due to a higher price of ethanol and timing of sales at the end of 2020 compared to the end of 2019. The asset value of our derivative instruments was lower at October 31, 2020 compared to October 31, 2019 due to changes in the unrealized gain we had on our derivative instruments. The value of our corn inventory was higher at October 31, 2020 compared to October 31, 2019 primarily due to higher corn costs per bushel at the end of our 2020 fiscal year. Our finished goods inventory was lower at October 31, 2020 compared to October 31, 2019 due to the timing of our fiscal year end compared to shipments of our products.

    Property and Equipment. The net value of our property and equipment was lower at October 31, 2020 compared to October 31, 2019 due to regular depreciation of our assets partially offset by our capital projects during our 2020 fiscal year. Plant improvements during our 2020 fiscal year primarily included our new administrative building and access road. During the year ended October 31, 2019, we decreased our property and equipment by approximately $2.6 million from an impairment on fixed assets for equipment we had constructed and placed in service to accept steam and tie into Golden Renewable Energy, LLC.

    Other Assets. Our investments and other assets were slightly lower at October 31, 2020 compared to October 31, 2019 due mainly to less net income generated by investments compared to distributions received from investments during the 2020 fiscal year which decreases the asset balance. We had increased other assets at October 31, 2020 compared to October 31, 2019 due to a $1.4 million receivable from our tax increment financing related to our plant expansion and our operating lease right of use assets.

    Current Liabilities. Our accounts payable balance was higher at October 31, 2020 compared to October 31, 2019 due primarily to an increase in our payables for corn purchases at October 31, 2020. We included as a current liability at October 31, 2020 a portion of our Paycheck Protection Program ("PPP") loan under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). Following the end of our 2020 fiscal year, our PPP loan was forgiven and we will not be required to repay the loan. Due to a change in accounting treatment for leases, we now are required to include a portion of our operating leases as an asset with a corresponding liability on our balance sheet. As of October 31, 2020 we had approximately $1 million associated with our leases with no comparable asset at October 31, 2019.

    Long-term Liabilities. Our deferred compensation was higher at October 31, 2020 compared to October 31, 2019 due to increased bonus deferrals related to our management bonuses that were awarded during previous fiscal years, but will be paid in future years. We included as a long-term liability at October 31, 2020 a portion of our PPP loan. Following the end of our 2020 fiscal year, our PPP loan was forgiven and we will not be required to repay the loan. At October 31, 2020 we had approximately $1.3 million in long-term liabilities related to the new accounting treatment of operating leases. At October 31, 2020 we had approximately $1.3 million in deferred revenue related to our tax increment financing related to our plant expansion project.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of October 31, 2020, we had $35 million available pursuant to our revolving term loan. In addition, we had approximately $17.6 million in cash and equivalents and approximately $5.1 million in short-term marketable securities at October 31, 2020.

    We recently completed a multiple phase expansion of the ethanol plant. The expansion cost approximately $24 million, all of which was paid through operating income and was substantially completed in the first half of our 2020 fiscal year. Management continually evaluates conditions in the ethanol industry and explores opportunities to improve the efficiency and profitability of our operations which may require additional capital expenditures

    We do not anticipate securing any additional equity or debt financing for working capital in the next 12 months. However, if we experience unfavorable operating conditions, we may have to secure additional sources of capital.

The following table shows our cash flows for the fiscal years ended October 31, 2020 and 2019:

	Fiscal Year Ended October 31
	2020	2019
Net cash provided by operating activities	$13,247,608	$12,972,230
Net cash (used in) investing activities	(10,375,762)	(1,474,185)
Net cash (used in) financing activities	(1,226,800)	(4,883,584)

Cash Flow From Operations

Our cash flows from operations for our 2020 fiscal year were lower compared to our 2019 fiscal year due primarily to the net effect of an insurance payment we received during the 2019 period partially offset by higher net income during the 2020 period. We also had changes to our accounts receivable which impacted our cash flows during our 2020 fiscal year.

Cash Flow From Investing Activities

We used more cash for investing activities during our 2020 fiscal year compared to the same period of 2019 primarily due to purchases of marketable securities during our 2020 fiscal year. During our 2019 fiscal year, we had more capital expenditures which were partially offset by proceeds from sale of marketable securities during the 2019 period. Our capital expenditures during our 2019 fiscal year was primarily for plant improvements associated with a new slurry system, warehouse, process wells and fermentors.

Cash Flow From Financing Activities.

We used less cash for financing activities during our 2020 fiscal year as compared to our 2019 fiscal year primarily due to a smaller distribution paid to our members during our 2020 fiscal year. We also received cash from our PPP loan during our 2020 fiscal year.

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

Short-Term and Long-Term Debt Sources

    We have a credit facility with Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA ("Farm Credit"). On September 1, 2020, we entered into a new Credit Agreement (the "Credit Agreement") with Farm Credit. Pursuant to the Credit Agreement, we executed a $35 million reducing revolving loan (the "Reducing Revolving Loan"). The amount available pursuant to the Reducing Revolving Loan decreases by $5 million on the first day of August each year starting on August 1, 2021. The maturity date is August 1, 2023. Interest accrues on the Reducing Revolving Loan based on three options available to us. We agreed to pay an annual fee of 0.5% of the unused portion of the Reducing Revolving Loan.
Reducing Revolving Loan

As of October 31, 2020, we had no outstanding balance on our Reducing Revolving Loan with an accrued interest rate of 3.4% in excess of the London Interbank Offered Rate (LIBOR) which equaled 3.55% per year at October 31, 2020. As of October 31, 2020, we had $35 million available to be drawn on this loan.

Administrative Agency Agreement

As part of the Farm Credit loan, we entered into an Administrative Agency Agreement with CoBank, ACP ("CoBank"). CoBank purchased a participation interest in the Farm Credit loan and was appointed the administrative agent for the purpose of servicing the loans. As a result, CoBank will act as the agent for Farm Credit with respect to our loans. We agreed to pay CoBank an annual fee of $5,000 as the agent for Farm Credit.

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of October 31, 2020, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Paycheck Protection Program Agreement

We entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for the loan to be forgiven if certain qualifications are met. On December 8, 2020, we were notified that this entire loan was forgiven.

Grants and Government Programs

In December 2019, we entered into a Development Agreement with Cerro Gordo County, the county in which our ethanol plant is located, related to our plant expansion project. Pursuant to this Development Agreement, we were obligated to spend $23 million associated with our expansion project and in exchange, Cerro Gordo has agreed to refund 100% of the increased property taxes associated with the project up to a maximum benefit of $2 million. There is a 10 year term associated with this incentive subject to the cap.

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2020:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$2,461,000	$1,090,000	$1,371,000	$—	$—
Purchase Obligations	8,567,000	7,068,000	1,499,000	—	—
Total Contractual Cash Obligations	$11,028,000	$8,158,000	$2,870,000	$—	$—
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2020 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2020, we had price protection in place for approximately 6% of our anticipated corn needs, approximately 64% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2020, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2020. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,093,000	MMBTU	10%	$292,000
Ethanol	120,000,000	Gallons	10%	14,996,000
Corn	37,751,000	Bushels	10%	13,217,000

For comparison purposes, our sensitivity analysis for our 2019 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	660,000	MMBTU	10%	$164,000
Ethanol	107,400,000	Gallons	10%	15,132,000
Corn	31,374,000	Bushels	10%	12,327,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Golden Grain Energy, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Golden Grain Energy, LLC (the Company) as of October 31, 2020 and 2019, the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
Rochester, Minnesota
December 28, 2020

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2020	October 31, 2019

Current Assets
Cash and equivalents	$17,582,312	$15,937,266
Marketable securities	5,113,066	870,706
Accounts receivable	7,326,519	2,509,938
Other receivables	191,768	215,981
Derivative instruments	862,516	1,115,525
Inventory	8,346,764	8,534,358
Prepaid expenses and other	2,999,162	2,909,651
Total current assets	42,422,107	32,093,425

Property and Equipment
Land and land improvements	14,319,211	14,319,211
Building and grounds	33,719,636	30,891,090
Grain handling equipment	16,084,232	16,038,202
Office equipment	2,457,090	458,385
Plant and process equipment	122,038,667	121,636,606
Construction in progress	3,189,865	5,038,278
	191,808,701	188,381,772
Less accumulated depreciation	124,390,850	116,292,967
Net property and equipment	67,417,851	72,088,805

Other Assets
Investments	25,019,870	25,416,170
Right of use assets from operating leases	2,324,631	—
Other assets	1,904,482	431,983
Total other assets	29,248,983	25,848,153

Total Assets	$139,088,941	$130,030,383

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2020	October 31, 2019

Current Liabilities
Accounts payable	$6,798,427	$6,188,819
Accrued expenses	2,930,479	2,827,791
Retainage payable	34,813	123,590
Current portion of long-term debt	430,250	—
Current portion operating lease liabilities	1,000,141	—
Total current liabilities	11,194,110	9,140,200

Long-term Liabilities
Deferred Compensation	514,409	469,040
Long-term debt, net of current maturities	430,250	—
Other long-term liabilities	1,324,490	—
Deferred revenue, net of current portion	1,313,177	—
Total long-term liabilities	3,582,326	469,040

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	124,312,505	120,421,143

Total Liabilities and Members’ Equity	$139,088,941	$130,030,383

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018

Revenues	$194,329,476	$203,793,847	$179,501,244

Cost of Goods Sold	188,782,979	203,969,863	175,745,659

Insurance claim recoveries, net (see note 14)	—	—	1,600,000

Gross Profit (Loss)	5,546,497	(176,016)	5,355,585

Operating Expenses	4,144,385	3,706,721	3,623,272

Operating Income (Loss)	1,402,112	(3,882,737)	1,732,313

Other Income (Expense)
Other income (expense)	1,396,264	238,140	(643,461)
Interest income, net	37,494	215,995	18,672
Equity in net income of investments	3,042,793	1,716,200	5,263,755
Total Other Income	4,476,551	2,170,335	4,638,966

Net Income (Loss)	$5,878,663	$(1,712,402)	$6,371,299

Basic & diluted net income (loss) per unit	$0.30	$(0.09)	$0.32
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$0.10	$0.25	$0.75

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2020	October 31, 2019	October 31, 2018
Cash Flows from Operating Activities
Net income (loss)	$5,878,663	$(1,712,402)	$6,371,299
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,784,700	9,999,546	9,092,277
Unrealized (gain) loss on risk management & marketable securities	56,220	(686,080)	71,059
Gain on sale of property & equipment	(369,324)	—	—
Impairment of and loss on disposal of long-lived assets	—	2,755,663	3,140
Amortization of deferred revenue	(133,117)	—	(93,443)
Amortization of debt issuance costs	5,556	—	—
Cancellation of note receivable	—	—	599,421
Change in accretion of interest on grant & note receivable	(51,386)	(2,326)	(188,138)
Distributions (earnings) in excess of earnings (distributions) from investments	396,300	303,343	(710,373)
Gain on insurance proceeds from involuntary conversion & business interruption	—	(183,739)	(3,000,000)
Insurance proceeds from involuntary conversion & business interruption	34,965	3,183,739	—
Deferred compensation expense	45,369	(67,374)	58,531
Change in assets and liabilities
Accounts receivable	(4,816,581)	(1,424,357)	4,854,616
Inventory	187,594	(1,657,402)	(2,572,160)
Prepaid expenses and other	(65,298)	306,586	(189,669)
Accounts payable	4,132,642	2,130,571	(243,236)
Accrued expenses	(838,695)	26,462	(628,570)
Net cash provided by operating activities	13,247,608	12,972,230	13,424,754

Cash Flows from Investing Activities
Capital expenditures	(6,710,121)	(11,538,228)	(18,538,159)
Proceeds from sale of equipment	334,359	—	10,000
Purchase of marketable securities	(4,000,000)	(7,515)	(34,645)
Proceeds from sale of marketable securities	—	10,071,558	11,676,088
Net cash (used in) investing activities	(10,375,762)	(1,474,185)	(6,886,716)

Cash Flows from Financing Activities
Proceeds from long-term debt	860,500	—	—
Payments for debt issuance costs	(100,000)	—	—
Distributions to members	(1,987,300)	(4,968,250)	(14,904,750)
Payments received on grant receivable	—	84,666	171,330
Net cash (used in) financing activities	(1,226,800)	(4,883,584)	(14,733,420)
	—
Net Increase (Decrease) in Cash and Equivalents	1,645,046	6,614,461	(8,195,382)

Cash and Equivalents – Beginning of Period	15,937,266	9,322,805	17,518,187

Cash and Equivalents – End of Period	$17,582,312	$15,937,266	$9,322,805

Supplemental Cash Flow Information
Interest paid	$77,665	$51,177	$56,609

Supplemental Disclosure of Noncash Operating & Investing Activities
Accounts Payable related to construction in process	$220,065	$897,808	$1,304,936
Deferred revenue received through grant receivable	1,452,109	—	—
Right-of-use asset and lease liability recorded	3,372,603	—	—

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the years ended October 31, 2020, 2019 and 2018

Balance - October 31, 2016	$131,077,672
Distribution for 19,873,000 Class A and Class B units, November 2016 & May 2017, $1.25 per unit	(24,841,250)
Net Income	29,398,824
Balance - October 31, 2017	$135,635,246
Distribution for 19,873,000 Class A and Class B units, November 2017 $0.75 per unit	(14,904,750)
Net Income	6,371,299
Balance - October 31, 2018	$127,101,795
Distribution for 19,873,000 Class A and Class B units, November 2018 $0.25 per unit	(4,968,250)
Net (Loss)	(1,712,402)
Balance - October 31, 2019	$120,421,143
Distribution for 19,873,000 Class A and Class B units, November 2019 $0.10 per unit	(1,987,300)
Net Income	5,878,663
Balance - October 31, 2020	$124,312,505

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to establish an allowance for credit losses for most financial assets. Prior GAAP was based on an incurred loss methodology for recognizing credit losses on financial assets measured at amortized cost and available-for sale debt securities. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that adoption of the new standard will have a significant impact on the financial statements.

Marketable securities consisted of mutual funds and overnight money market accounts invested in intermediate-term municipal and government bonds. For the periods ended October 31, 2020 and 2019, there were no other-than-temporary impairments recognized. Mutual funds are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

	Year Ended October 31,
	2020	2019	2018
Net earnings (loss) on marketable securities	$410,209	$316,000	$(135,000)

	Marketable Securities
As of	Cost	Fair Market Value
October 31, 2020	$4,835,000	$5,113,000
October 31, 2019	767,000	871,000

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Accounts Receivable
Credit sales are made primarily to one customer and no collateral is required. The Company carries these accounts receivable at original invoice amount with 0 allowance for doubtful accounts due to the historical collection rates on these accounts.

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended October 31, 2020, for all companies, is based on the investee's results for the twelve month period ended September 30 of each year.

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

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of October 31, 2020.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grant receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,400,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10 year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of October 31, 2020 the grant receivable was approximately $1,400,000 and was included in long-term other assets and the long-term portions of deferred revenue was approximately $1,400,000.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

accompanying financial statements. The fair values of contracts are presented on the accompanying balance sheet as derivative instruments net of cash due from/to broker.

Net earnings (loss) per unit
Basic and diluted earnings (loss) per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No liability has been recorded as of October 31, 2020, 2019 or 2018 for environmental liabilities.

Incentive Compensation Plan
The Company has an incentive compensation plan for certain employees equal to 1% of net income. Awards pursuant to the incentive compensation plan are paid in cash after the Company's net income is determined for each fiscal year. Awards made pursuant to the plan are immediately vested and paid. No amounts were paid in fiscal year ending October 31, 2020.

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

As of October 31, 2020 the Company believes the carrying value of long-term debt approximates the fair value.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2020 fiscal year, ethanol sales accounted for approximately 78% of total revenue, distiller grains sales accounted for approximately 18% of total revenue and corn oil sales accounted for approximately 4% of total revenue while corn costs averaged approximately 75% of cost of goods sold.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 "Leases" ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and (2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective November 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related nonlease components as a single lease component. See Note 11 for more detailed information regarding leases.

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

2.    INVENTORY

Inventory consisted of the following as of October 31, 2020 and October 31, 2019:

	October 31, 2020	October 31, 2019
Raw Materials	$4,977,047	$4,259,459
Work in Process	1,964,403	1,877,354
Finished Goods	1,405,314	2,397,545
Totals	$8,346,764	$8,534,358

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $35 million and matures on August 1, 2023. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.6% as of October 31, 2020). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of October 31, 2020, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of October 31, 2020 and 2019, the Company had no outstanding borrowings.

The Company entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program (PPP) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. On December 8, 2020, the Company was notified that the entire loan was forgiven.
4.    RELATED PARTY TRANSACTIONS

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The Company purchased corn and materials from employees, members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies. The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended October 31, 2020, 2019 and 2018 totaled approximately $37,269,000, $40,569,000 and $41,478,000, respectively. As of October 31, 2020 and 2019, the amounts owed to related parties was approximately $593,000 and $547,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company had a deferred phantom unit compensation plan for certain employees equal to 1% of net income implemented during its fiscal year ended October 31, 2014. Currently, the Company has a cash bonus compensation plan which is paid shortly after the fiscal year in which the cash bonus is earned. During the fiscal years ended October 31, 2020, 2019 and 2018, the Company recorded compensation expense related to the prior deferred phantom unit compensation plan of approximately none, none and $59,000, respectively. As of October 31, 2020 and 2019, the Company had a liability of approximately $514,000 and $469,000 outstanding as deferred compensation, respectively, and had no additional expense to be recognized as future compensation expense as all units were fully vested as of October 31, 2020.

The Company has a retirement plan which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the participants' eligible wages. The Company made matching contributions of approximately $153,000, $150,000 and $154,000 during the years ended October 31, 2020, 2019 and 2018, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	2020	2019	2018
Sales ethanol	$153,132,000	$161,953,000	$141,904,000
Sales distiller grains	34,950,000	34,987,000	30,501,000
Sales corn oil	7,999,000	7,685,000	7,650,000

Marketing fees-ethanol	200,000	243,000	262,000
Marketing fees-distiller grains	247,000	258,000	235,000
Marketing fees-corn oil	62,000	60,000	59,000

As of	October 31, 2020	October 31, 2019
Amount due from RPMG	$7,326,000	$2,489,000

The Company entered into a $13.3 million agreement for additional grain storage and receiving. The estimated completion of this project is June 2021.

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2020, 2019 and 2018 and the fair value of derivatives as of October 31, 2020 and 2019:

	Statement of Operations Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:

Commodity Contracts for the	Revenue	$(1,441,000)	$198,000	$(1,243,000)
fiscal year 2020	Cost of Goods Sold	1,866,000	(1,342,000)	524,000
	Total	$425,000	$(1,144,000)	$(719,000)

Commodity Contracts for the	Revenue	$(154,000)	$(116,000)	$(270,000)
fiscal year 2019	Cost of Goods Sold	(156,000)	977,000	821,000
	Total	$(310,000)	$861,000	$551,000

Commodity Contracts for the	Revenue	$—	$2,000	$2,000
fiscal year 2018	Cost of Goods Sold	2,659,000	108,000	2,767,000
	Total	$2,659,000	$110,000	$2,769,000

	Balance Sheet Classification	October 31, 2020	October 31, 2019
Futures and option contracts
In gain position		$470,000	$1,930,000
In loss position		(290,000)	(608,000)
Cash held by broker		683,000	(206,000)
	Current Asset	$863,000	$1,116,000

As of October 31, 2020, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $922,000 of the purchase commitments and all of the sale commitments were with related parties. As of October 31, 2018 the Company recognized an impairment on our forward purchase contracts of approximately $394,000. This reduced inventory on the balance sheet and increased cost of good sold on the statement of operations. There was no impairment on our forward purchase contracts as of October 31, 2020.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Commitments Through	Amount
Sale commitments
Distiller grains - fixed price	December 2020	$5,255,000
Corn Oil - fixed price	December 2020	2,086,000

Purchase commitments
Corn - fixed price	April 2022	$2,503,000
Corn - basis contract	December 2020	194,000
Natural gas - fixed price	February 2022	5,623,000

As of October 31, 2020, the Company has fixed price futures and forward contracts in place for approximately 6% of anticipated corn needs for the next 12 months and 0% of ethanol sales for the next 12 months with no open positions beyond that point. As of October 31, 2020, the Company has fixed priced futures and forward contracts in place for approximately 64% of its natural gas needs for the next 12 months and approximately 12% of its natural gas needs for the next 24 months with no open positions beyond that point.

As of October 31, 2020, the Company had approximately 672,000 bushels with approximate market value of $2,500,000 of credit sale corn contracts. As of October 31, 2019, the Company had approximately 212,000 bushels with approximate market value of $805,000 of priced later and deferred payment corn contracts.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, October 31, 2020	$5,113,000	$5,113,000	$—	$—
Assets, October 31, 2019	871,000	871,000	—	—
Derivative financial instruments
October 31, 2020
Assets	$470,000	$470,000	$—	$—
Liabilities	(290,000)	(149,000)	(141,000)	—
October 31, 2019
Assets	$1,930,000	$1,650,000	$280,000	$—
Liabilities	(608,000)	(80,000)	(528,000)	—

9. INVESTMENTS

Condensed, combined financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s).

Balance Sheet	9/30/2020	9/30/2019	9/30/2018
Current Assets	$285,395	$337,643	$309,869
Other Assets	246,389	258,655	268,900
Current Liabilities	168,842	224,439	199,683
Long-term Debt	47,529	55,368	63,535
Members’ Equity	315,413	316,491	315,550

	Twelve Months Ended
Income Statement	9/30/2020	9/30/2019	9/30/2018
Revenue	$847,425	$776,635	$771,762
Gross Profit	58,093	34,731	78,167
Net Income	40,259	25,026	67,128

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions, which represents greater than 10% of the Company's net income for the year ended October 31, 2020. The Company's equitable portion of assets of Homeland Energy Solutions is greater than 10% of the Company total assets as of the years ended October 31, 2020 and 2019.

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	9/30/2020	9/30/2019	9/30/2018
Current Assets	$49,855	$92,654	$89,707
Other Assets	134,837	138,578	139,631
Current Liabilities	13,018	47,436	44,366
Long-term Debt	11,729	18,574	20,947
Members’ Equity	159,945	165,222	164,025

	Twelve Months Ended
Income Statement	9/30/2020	9/30/2019	9/30/2018
Revenue	$288,582	$313,029	$300,385
Gross Profit	24,101	13,093	25,740
Net Income	12,289	10,559	21,831

The Company recorded equity in net income of investments of approximately $621,000 from Absolute Energy, $0 from Guardian Energy, $2,129,000 from Homeland Energy Solutions and $293,000 from our other investments for a total of approximately $3,043,000 for the fiscal year ended October 31, 2020. Income for the fiscal years ended October 31, 2019 and 2018 totaled approximately $1,716,000 and $5,264,000, respectively. The Company has undistributed net earnings of investees of approximately $15,679,000 and $12,068,000 as of October 31, 2020 and 2019, respectively.

10. MEMBERS’ EQUITY

The total number of Class A and B units outstanding as of October 31, 2020 and 2019 was 19,873,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

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

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during fiscal years ended

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

October 31, 2020, 2019 and 2018 was approximately $1,467,000, $1,975,000 and $1,382,000. The lease agreements have maturity dates ranging from April 2021 to May 2024. The weighted average remaining life of the lease term for these leases was 1.88 years as of October 31, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.95%. The right-of-use asset from operating leases, included in other assets, and operating lease liabilities, included in current and long term liabilities was $2,325,000 as of October 31, 2020.

At October 31, 2020, the Company had the following approximate minimum rental commitments under non-cancelable operating leases:

2021	$1,090,000
2022	801,000
2023	453,000
2024	118,000
Total	$2,462,000

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of October 31, 2020, is shown below.

Undiscounted future payments	$2,462,000
Discount effect	(137,000)
Discounted future payments	$2,325,000

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

13. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2020
Total revenues	$57,567,896	$35,323,572	$44,902,846	$56,535,162
Gross profit (loss)	2,605,865	(6,707,483)	2,991,434	6,656,681
Operating income (loss)	1,331,903	(7,729,528)	1,996,857	5,802,880
Net income (loss)	3,414,218	(7,817,408)	$2,715,403	7,566,450
Basic & diluted income (loss) per unit	$0.17	$(0.39)	$0.14	$0.38

Year ended October 31, 2019
Total revenues	$46,196,377	$49,608,660	$51,773,780	$56,215,030
Gross profit	(621,266)	1,570,724	(1,502,206)	376,732
Operating income (loss)	(1,592,662)	593,600	(2,430,563)	(453,112)
Net income (loss)	(1,179,271)	1,228,441	(1,673,866)	(87,706)
Basic & diluted income (loss) per unit	$(0.06)	$0.06	$(0.08)	$—

Year ended October 31, 2018
Total revenues	$47,479,043	$45,886,524	$41,465,388	$44,670,289
Gross profit	60,857	2,341,798	833,081	2,119,849
Operating income (loss)	(987,179)	1,259,684	100,698	1,359,110
Net income (loss)	(1,317,498)	3,321,205	1,440,371	2,927,221
Basic & diluted income (loss) per unit	$(0.07)	$0.17	$0.07	$0.15

14. BUSINESS INTERRUPTION

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
The claims were predominately settled in October 2018 for a net recovery of approximately $3.0 million, consisting of approximately $1.4 million from the property insurance claim and $1.6 million from the business interruption claim. On the statement of operations for the period ending October 31, 2018, approximately $1.0 million increased revenues, approximately $400,000 decreased cost of sales and $1.6 million was classified as insurance claim recoveries, net. The funds were received by the Company in November 2018. During the period ending October 31, 2019, approximately $184,000 was received and reduced cost of sales. This additional amount brought the total recovery on this claim to approximately $3.2 million.

15. SUBSEQUENT EVENTS

On November 18, 2020 the Board of Directors declared a $0.20 per unit distribution for members as of record of December 1, 2020 to be paid in January 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Chad Kuhlers, along with our Chief Financial Officer (the principal financial officer), Brooke Peters, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2020.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2020.

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
Changes in Internal Control Over Financial Reporting.

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2020 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2021 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2020 fiscal year end. This proxy statement is referred to in this report as the 2021 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2021 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    Exhibits Filed as Part of this Report and Exhibits Incorporated by Reference.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(1)Financial Statements

The financial statements appear beginning at page 32 of this report.

(2)Financial Statement Schedules

All supplemental schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.
3.3	First Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC dated February 20, 2012.		Exhibit 3.1 to the registrants Form 10-Q filed with the Commission on March 15, 2012.
3.4	Second Amendment to the Third Amended and Restated Operating Agreement of Golden Grain energy, LLC dated February 25, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
10.1	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 14, 2006.
10.2	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.3	Management Phantom Unit and Bonus Plan dated December 19, 2008.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.4	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2009.
10.5	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.6	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.7	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.8	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +		Exhibit 10.21 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.11	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +		Exhibit 10.22 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.12	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.13	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.

10.14	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.15	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on December 23, 2011.
10.16	Member Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Golden Grain Energy, LLC dated August 27, 2012.+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 13, 2012.
10.17	Membership Unit Repurchase Agreement dated December 12, 2012 between Golden Grain Energy, LLC and Steven Retterath.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.18	Amendment to the Master Loan Agreement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.19	Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.20	$5,000,000 Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.21	Termination Agreement dated May 16, 2014 between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014.
10.22	Revolving Term Loan Supplement between CoBank and Golden Grain Energy dated March 20, 2015.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015.
10.23	Credit Agreement between Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA and Golden Grain Energy, LLC dated September 1, 2020.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2020.
10.24	Amended and Restated Revolving Term Promissory Note between Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA and Golden Grain Energy, LLC dated September 1, 2020.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2020.
14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X

32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101	The following financial information from Golden Grain Energy, LLC's Annual Report on Form 10-K for the fiscal year ended October 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of October 31, 2020 and October 31, 2019, (ii) Statements of Operations for the fiscal years ended October 31, 2020, 2019 and 2018, (iii) Statements of Cash Flows for the fiscal years ended October 31, 2020, 2019 and 2018, (iv) Statements of Members' Equity for the fiscal years ended October 31, 2020, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.*

(+)    Confidential treatment requested.
(*)    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 28, 2020	/s/ Chad Kuhlers
Chad Kuhlers
Chief Executive Officer
(Principal Executive Officer)

Date:	December 28, 2020	/s/ Brooke Peters
Brooke Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 28, 2020	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 28, 2020	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 28, 2020	/s/ Stan Laures
Stan Laures, Director

Date:	December 28, 2020	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 28, 2020	/s/ Dustin Petersen
Dustin Petersen, Director

Date:	December 28, 2020	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 28, 2020	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 28, 2020	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 28, 2020	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 28, 2020	/s/ Roger Shaffer
Roger Shaffer, Director