Form 10-Q
period 2021-01-31
GOLDEN GRAIN ENERGY
filed 2021-03-15
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the quarterly period ended	January 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

	COMMISSION FILE NUMBER	000-51177

GOLDEN GRAIN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 15, 2021, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	January 31, 2021	October 31, 2020
	(Unaudited)
Current Assets
Cash and equivalents	$7,589,166	$17,582,312
Marketable securities	5,296,770	5,113,066
Accounts receivable	7,066,239	7,326,519
Other receivables	775,307	191,768
Derivative instruments	761,759	862,516
Inventory	6,807,503	8,346,764
Prepaid expenses and other	3,776,650	2,999,162
Total current assets	32,073,394	42,422,107

Property and Equipment
Land and land improvements	14,319,210	14,319,211
Building and grounds	33,719,636	33,719,636
Grain handling equipment	16,097,244	16,084,232
Office equipment	2,457,090	2,457,090
Plant and process equipment	123,455,866	122,038,667
Construction in progress	5,617,231	3,189,865
	195,666,277	191,808,701
Less accumulated depreciation	126,503,240	124,390,850
Net property and equipment	69,163,037	67,417,851

Other Assets
Investments	24,181,436	25,019,870
Right of use assets from operating leases	2,033,209	2,324,631
Other assets	1,894,888	1,904,482
Total other assets	28,109,533	29,248,983

Total Assets	$129,345,964	$139,088,941

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	January 31, 2021	October 31, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$4,802,515	$6,798,427
Accrued expenses	3,176,818	2,930,479
Retainage payable	117,443	34,813
Current portion of long-term debt	—	430,250
Current portion operating lease liabilities	917,979	1,000,141
Total current liabilities	9,014,755	11,194,110

Long-term Liabilities
Deferred compensation	586,667	514,409
Operating lease liabilities, net of current portion	1,115,230	1,313,177
Long-term debt, net of current maturities	—	430,250
Other long-term liabilities	1,283,995	1,324,490
Total long-term liabilities	2,985,892	3,582,326

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	117,345,317	124,312,505

Total Liabilities and Members’ Equity	$129,345,964	$139,088,941

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2021	January 31, 2020

Revenues	$53,444,657	$57,432,202

Cost of Goods Sold	58,888,322	54,826,337

Gross Profit (Loss)	(5,443,665)	2,605,865

Operating Expenses	1,208,217	1,273,962

Operating Income (Loss)	(6,651,882)	1,331,903

Other Income (Expense)
Other income	292,048	8,447
Interest income (expense), net	(52,735)	58,598
Gain on Debt Extinguishment	860,500	—
Equity in net income of investments	2,559,481	2,015,270
Total Other Income	3,659,294	2,082,315

Net Income (Loss)	$(2,992,588)	$3,414,218

Basic & diluted net income (loss) per unit	$(0.15)	$0.17
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$0.20	$—

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2019	$120,421,143

Net income for the three-month period ended January 31, 2020	3,414,218

Balance - January 31, 2020	123,835,361

Members' Equity

Balance - October 31, 2020	$124,312,505

Net (loss) for the three-month period ended January 31, 2021	(2,992,588)

Member distributions	(3,974,600)

Balance - January 31, 2021	117,345,317

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	January 31, 2021	January 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$(2,992,588)	$3,414,218
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,130,904	2,254,569
Unrealized gain on securities	(82,947)	64,131
Amortization of deferred revenue
Amortization of debt issuance costs	8,333	—
Accretion of interest on grant & note receivable	(337,857)	—
Distributions in excess of earnings from investments	838,434	621,595
Gain on extinguishment of long-term debt	(860,500)	—
Change in deferred compensation	72,258	—
Change in assets and liabilities
Accounts receivable	260,280	(3,391,654)
Inventory	1,539,261	1,275,964
Prepaid expenses and other	(1,361,027)	(1,096,904)
Accounts payable	(3,729,467)	(109,096)
Accrued expenses	1,187,722	173,192
Operating Lease Liabilities	291,422	—
Net cash (used in) provided by operating activities	(3,035,772)	3,206,015

Cash Flows from Investing Activities
Capital expenditures	(2,982,774)	(2,625,934)
Net cash used in investing activities	(2,982,774)	(2,625,934)

Cash Flows from Financing Activities
Distributions to members	(3,974,600)	—
Net cash used in financing activities	(3,974,600)	—

Net Increase (Decrease) in Cash and Equivalents	(9,993,146)	580,081

Cash and Equivalents – Beginning of Period	17,582,312	15,937,266

Cash and Equivalents – End of Period	$7,589,166	$16,517,347

Supplemental Cash Flow Information
Cash paid for interest	$83,529	$12,838

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$891,671	$300,554
Deferred revenue received through grant receivable	—	1,400,722
Right-of-use asset and liability recorded	—	2,889,785
Distributions declared and unpaid by equity method investee	600,000	540,000
Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2020, contained in the Company's annual report on Form 10-K for 2020.

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended January 31, 2021 and 2020, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021

	Three Months Ended January 31,
	2021	2020
Net earnings on marketable securities	$184,000	$8,000

	Marketable Securities
As of	Cost	Fair Market Value
January 31, 2021	$4,864,000	$5,297,000
October 31, 2020	$4,835,000	$5,113,000

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended January 31, 2021, for all investee's, is based on the investee's results for the three months ended December 31, 2020.

Revenue and Cost Recognition
The Company records revenue in accordance with ASC Topic 606. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company has adopted the practical expedient related to the financing component of the contract. The Company applies the five-step method outlined in the guidance to all contracts with customers. The Company generally has a single performance obligation in its arrangements with customers. When the Company performs shipping and handling activities after the transfer of control to the customers (e.g., when control transfers prior to delivery), they are considered fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. The Company expenses contract costs when incurred because the amortization period is less than one year.

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

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of January 31, 2021.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021
Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grant receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,400,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10-year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of January 31, 2021 the grant receivable was approximately $1,400,000 and was included in long-term other assets and the long-term portions of deferred revenue was approximately $1,400,000.

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

Income Taxes
The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements. The company is currently under a State of Iowa income tax examination.

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
January 31, 2021
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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the three months ended January 31, 2021, ethanol sales accounted for approximately 76% of total revenue, distiller grains sales accounted for approximately 19% of total revenue, and corn oil sales accounted for approximately 4% of total revenue, while corn costs averaged approximately 85% of cost of goods sold.

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

Recent Accounting Pronouncements
In August 2018, FASB issued ASU No. 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). ASU 2018-13 changes some of the disclosure requirements related to fair value measurements related to the Level 1, 2 and 3 investments. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within that fiscal year. The Company has adopted ASU No. 2018-13 on the financial statement.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective November 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact of adoption for the quarter ended January 31, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021
2.    INVENTORY

Inventory consisted of the following as of January 31, 2021 and October 31, 2020:

	January 31, 2021	October 31, 2020
Raw Materials	$1,954,990	$4,977,047
Work in Process	2,343,100	1,964,403
Finished Goods	2,509,413	1,405,314
Totals	$6,807,503	$8,346,764

3.    BANK FINANCING

The Company has a Credit Agreement (the Credit Agreement) with its primary lender, Farm Credit. Pursuant to the Credit Agreement, the Company executed a $35 million reducing revolving loan (the "Reducing Revolving Loan"). The amount available pursuant to the Reducing Revolving Loan decreases by $5 million each year on the first day of August each year starting on August 1, 2021. The maturity date is August 1, 2023. Interest accrues on the Reducing Revolving Loan based on three options available to us. The Company agreed to pay an annual fee of 0.5% of the unused portion of the Reducing Revolving Loan. Interest on the term loan is payable monthly at 3.40% above the one-month LIBOR (3.51% as of January 31, 2021). The borrowings were secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of January 31, 2021, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of January 31, 2021 and October 31, 2020, the Company had no outstanding borrowings under this agreement.

The Company entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program (PPP) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. On December 8, 2020, we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $860,000 for the three months ended January 31, 2021.

4.    RELATED PARTY TRANSACTIONS

The Company purchases corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchases ingredients from RPMG. Purchases from the related parties during the three months ended January 31, 2021 totaled approximately $11,990,000. Purchases from the related parties during the three months ended January 31, 2020 totaled approximately $11,042,000. As of January 31, 2021 and October 31, 2020, the amount owed to related parties was approximately $234,000 and $593,000, respectively (See Note 5).

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021
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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended January 31,
	2021	2020
Sales ethanol	$40,358,000	$45,561,000
Sales distiller grains	10,324,000	9,941,000
Sales corn oil	2,368,000	2,220,000

Marketing fees-ethanol	$64,000	$60,000
Marketing fees-distiller grains	66,000	74,000
Marketing fees-corn oil	16,000	20,000

As of	January 31, 2021	October 31, 2020
Amount due from RPMG	$7,066,000	$7,326,000

The Company entered into a $13.3 million agreement for additional grain storage and receiving. As of January 31, 2021 $4,980,000 of costs had been incurred associated to this project. The estimated completion of this project is June 2021.

6.    LEASE OBLIGATIONS

A lease exists when a contract conveys to a party the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company recognizes a lease liability at the lease commencement date, for the present value of future lease payments, using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis. A lease asset is recognized based on the lease liability value and adjusted for any prepaid lease payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three months ended January 31, 2021 was approximately $339,000, and for the same period in 2020 was approximately $354,000. The lease agreements have maturity dates ranging from April 2021 to May 2024. The weighted average remaining life of the lease term for these leases was 1.67 years as of January 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.55%. The right-of-use asset operating lease, included in other assets, and operating lease liabilities, included in current and long term liabilities was $2,033,209 as of January 31, 2021.

At January 31, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended January 31:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021

2021	$996,260
2022	742,360
2023	354,860
2024	67,200
Total lease commitments	$2,160,680

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of January 31, 2021, is shown below.

Undiscounted future payments	$2,160,680
Discount effect	(127,471)
Discounted future payments	$2,033,209

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended January 31, 2021 and 2020 and the fair value of derivatives as of January 31, 2021 and October 31, 2020:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$—	$(90,000)	$(90,000)
three months ended January 31, 2021	Cost of Goods Sold	(2,239,000)	(2,318,000)	(4,557,000)
	Total	$(2,239,000)	$(2,408,000)	$(4,647,000)

Commodity Contracts for the	Revenue	$(438,000)	$403,000	$(35,000)
three months ended January 31, 2020	Cost of Goods Sold	1,376,000	(1,086,000)	290,000
	Total	$938,000	$(683,000)	$255,000

	Balance Sheet Classification	January 31, 2021	October 31, 2020
Futures and option contracts
In gain position		$23,000	$470,000
In loss position		(2,251,000)	(290,000)
Cash held by (due to) broker		2,990,000	683,000
	Current Asset	$762,000	$863,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021

As of January 31, 2021, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $1,529,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	February 2021	$973,000
Distiller Grains - fixed price	March 2021	6,178,000

Purchase commitments
Corn - fixed price	April 2022	$5,526,000
Corn - basis contract	March 2021	560,000
Natural gas - fixed price	February 2022	4,276,000

As of January 31, 2021, the Company has fixed price futures and forward contracts in place for approximately 10% of its anticipated corn needs and 0% of its ethanol sales for the next 12 months with no open positions beyond that period. As of January 31, 2021, the Company has fixed price futures and forward contracts in place for approximately 14% of its natural gas needs for the next 12 months and approximately 3% of its natural gas needs for the next 24 months with no open positions beyond that period.

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
January 31, 2021
The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, January 31, 2021	$5,297,000	$5,297,000	$—	$—
Assets, October 31, 2020	5,113,000	5,113,000	—	—
Derivative financial instruments:
January 31, 2021
Assets	$23,000	$23,000		$—
Liabilities	(2,251,000)	(1,547,000)	(704,000)	—
October 31, 2020
Assets	$470,000	$470,000	$—	$—
Liabilities	(290,000)	(149,000)	(141,000)	—

9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	December 31, 2020	September 30, 2020
Current Assets	$300,370	$285,395
Other Assets	247,286	246,389
Current Liabilities	213,321	168,842
Long-term Debt	41,136	47,529
Members’ Equity	293,200	315,413

	Three Months Ended December 31,
Income Statement	2020	2019
Revenue	$209,699	$217,042
Gross Profit	28,929	23,252
Net Income	15,139	21,062

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended January 31,
Equity in Net Income (Loss)	2021	2020
Absolute Energy	$619	$477
Guardian Energy	1,811	959
Homeland Energy Solutions	67	525
Other	62	54
Total	$2,559	$2,015

10. SEGMENT REPORTING

The Company reports its financial and operating performance in two reportable segments: (1) production (2) ethanol production investments.The production segment consists of the manufacturing of ethanol and related co-products from the ethanol production process. The ethanol production investment segment consists of aggregated ethanol production equity method

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021
investments. The Company discloses the remaining operating segments which do not meet the reportable segment criteria in the all other investments category.

The Company evaluates its operating segments for determination of reportable segments annually and determined that the ethanol production investments qualified as a separate reporting segment. The ethanol production investments reporting segment includes those equity method investment operating segments which the company's chief operating decision maker does not have operational decision authority, that meet the qualitative criteria for aggregation, have similar long-term economic characteristics, and have expected ongoing significance, which includes Absolute Energy, Guardian Energy, and Homeland Energy Solutions. All investments that are included in the segment derive their revenue from the manufacturing of ethanol and related co-products from the ethanol production process.

The reconciliation item is necessary due to reportable segments not being consolidated in the financial statements, but rather are reflected as equity method investments.

The following tables set forth certain financial data for the Company’s reportable segments:

	Three Months Ended January 31,
	2021	2020
Net Sales
Production	$53,444,657	$57,432,202
Ethanol production investments	205,564,623	212,998,150
All Others	4,133,971	4,043,364
Reconciliation	(209,698,594)	(217,041,514)
Total Net Sales	$53,444,657	$57,432,202

Net Income (Loss)
Production	$(5,552,069)	$1,398,948
Ethanol production investments	14,320,495	20,391,641
All Others	818,822	670,120
Reconciliation	(12,579,836)	(19,046,491)
Total Net Income (Loss)	$(2,992,588)	$3,414,218

The following table sets forth the Company’s total assets by operating segment:

	January 31, 2021	October 31, 2020
Total assets:
Production	$105,164,528	$114,069,070
Ethanol production investments	360,562,069	358,692,270
All Others	187,094,406	173,092,120
Reconciliation	(523,475,039)	(506,764,519)
	$129,345,964	$139,088,941

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
January 31, 2021

11. SUBSEQUENT EVENTS

The Company entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on February 9, 2021 for approximately $838,000 as part of the second round Paycheck Protection Program (PPP).

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

We entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). Provisions of the agreement allow for the loan to be forgiven if certain qualifications are met. On December 8, 2020, we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $860,000 for the three months ended January 31, 2021.

Results of Operations

Comparison of the Three Months Ended January 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended January 31, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	$53,444,657	100.0	$57,432,202	100.0
Cost of Goods Sold	58,888,322	110.2	54,826,337	95.5
Gross Profit (Loss)	(5,443,665)	(10.2)	2,605,865	4.5
Operating Expenses	1,208,217	2.2	1,273,962	2.2
Operating Income (Loss)	(6,651,882)	(12.4)	1,331,903	2.3
Other Income	3,659,294	6.8	2,082,315	3.6
Net Income (Loss)	$(2,992,588)	(5.6)	$3,414,218	5.9

Revenues. Our total revenue was approximately 6% less for our first quarter of 2021 compared to the same period of 2020 due to lower quantities of ethanol, distiller grains and corn oil sold along with lower average ethanol prices. For our first quarter of 2021, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue. For our first quarter of 2020, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price per gallon we received for our ethanol was approximately 1% lower for our first quarter of 2021 compared to the same period of 2020. Management attributes this decrease in the average price we received for our ethanol with lower gasoline demand during our first quarter of 2021 due to the COVID-19 pandemic. We have continued to sell ethanol and are working to secure additional markets for our ethanol during this period of low ethanol demand. Management anticipates that the impact of the the COVID-19 pandemic will continue for the rest of our 2021 fiscal year and potentially beyond.

We sold approximately 15% fewer gallons of ethanol during our first quarter of 2021 compared to the same period of 2020. Management attributes this decrease in ethanol sales with decreased production levels. During times when ethanol prices are low, we focus on operating the ethanol plant as efficiently as possible in order to maximize the amount of ethanol we can produce per bushel of corn ground. Management anticipates that our ethanol sales will be greater during our second quarter of 2021 compared to our first quarter 2021.

During our first quarter of 2021, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $90,000 which decreased our revenue. We experienced combined realized and unrealized losses of $34,000 on ethanol derivative instruments during the same period of 2020.

The average price per ton we received for our dried distillers grains was approximately 20% higher for our first quarter of 2021 compared to the same period of 2020. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 34% higher for our first quarter of 2021 compared to the same period of 2020.  Management attributes these stronger distiller grains prices to higher corn prices which has an impact on distiller grains prices along with strong distiller grains demand. Management anticipates that distiller grain prices may remain at their current levels for our 2021 fiscal year.

We sold approximately 9% fewer tons of dried distiller grains during our first quarter of 2021 compared to the same period of 2020 due to decreased overall production which resulted in a corresponding decrease in distiller grains production and sales. We sold fewer tons of modified distiller grains during our first quarter of 2021 compared to the same period of 2020 due to decreased overall production at the ethanol plant. Management anticipates stable distiller grains production and sales for the remaining quarters of our 2021 fiscal year.

We sold approximately 21% fewer pounds of corn oil during our first quarter of 2021 compared to the same period of 2020. This decrease in corn oil sales is due to reduced overall production at the ethanol plant during the first quarter of 2021. The average price per pound we received for our corn oil was approximately 36% higher for our first quarter of 2021 compared to the same period of 2020 due to demand from the biodiesel industry for corn oil which is used to make biodiesel. The reintroduction of the biodiesel blenders' tax credit has provided certainty to the biodiesel industry which has improved corn oil demand. Management anticipates that corn oil prices will be steady during our 2021 fiscal year.

    Cost of Goods Sold. Our cost of goods sold was higher for our first quarter of 2021 compared to the same period of 2020 due primarily to an increase in our average cost per bushel of corn during the 2021 period.  Our average cost per bushel of corn was approximately 14% higher during our first quarter of 2021 compared to the same period of 2020 due to increased worldwide corn demand along with lower local corn supplies due to the amount of corn harvested in the fall of 2020 in our corn purchase area. Management anticipates that corn supplies will be less favorable during our 2021 fiscal year due to the impact of wind damage to the Iowa corn crop during August 2020.
    We used approximately 10% fewer bushels of corn during our first quarter of 2021 compared to the same period of 2020 due to decreased production during the 2021 period. Management anticipates stable corn consumption during the remaining quarters of our 2021 fiscal year.

    Our natural gas costs decreased by approximately 7% during our first quarter of 2021 compared to the same period of 2020. Our usage was approximately 12% lower and the average price we paid per MMBtu of natural gas was approximately 5% greater during our first quarter of 2021 compared to the same period of 2020. Management attributes this decrease in natural gas usage with lower ethanol production and the increase in the natural gas price with increases in energy prices generally along with a colder winter during our 2021 fiscal year which impacts natural gas prices. Management expects lower natural gas prices during the remaining quarters of our 2021 fiscal year due to current supply and demand levels.

We experienced combined realized and unrealized losses of approximately $4,736,000 for our first quarter of 2021 related to our corn and natural gas derivative instruments which increased our cost of goods sold. This change was primarily due to corn price increases during our first quarter of 2021. By comparison, we experienced approximately $290,000 of combined realized and unrealized gains for the same period of 2020 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were lower during our first quarter of 2021 compared to the same period of 2020 due to decreased dues and subscriptions from the industry groups in which we participate.

Other Income (Expense). We had more other income for our first quarter of 2021 compared to the same period of 2020, due to our PPP loan which was forgiven during our first quarter of 2021. We had more interest expense during our first quarter of 2021 compared to the same period of 2020 due primarily to more borrowing for deferred corn payments during the 2021 period. During our first quarter of 2021, our investments were less profitable due to decreased profitability in the ethanol industry compared to the same period of 2020.

Changes in Financial Condition for the Three Months Ended January 31, 2021

    Current Assets. We had less cash and equivalents at January 31, 2021 compared to October 31, 2020 due to deferred corn payments we made during our first quarter of 2021. The value of our accounts receivable and inventory were lower at January 31, 2021 compared to October 31, 2020 due to falling carrying values of ethanol. We had more other receivables at

January 31, 2021 compared to October 31, 2020 due to a distribution declared by one of our investments which was not yet paid at the end of our first quarter of 2021. Prepaid expenses were higher at January 31, 2021 compared to October 31, 2020 due to payment of our annual insurance premiums in the beginning of our 2021 fiscal year.

    Property and Equipment. The net value of our property and equipment was higher at January 31, 2021 compared to October 31, 2020 due to the net effect of the value of our construction projects partially offset by regular depreciation of our assets. We had approximately $5.6 million in construction in progress at January 31, 2021 primarily related to plant improvement projects specifically in the areas of fermentation and process equipment.

    Other Assets. Our other assets were lower at January 31, 2021 compared to October 31, 2020 due to a decrease in the value of our investments. The value of our lease right of use assets was lower at January 31, 2021 compared to October 31, 2020 due to continued amortization of our leases.

    Current Liabilities. Our current liabilities at January 31, 2021 were lower compared to October 31, 2020 due to lower accounts payable due primarily to deferred corn payments we owed at the end of our 2020 fiscal year. We had more accrued expenses at January 31, 2021 compared to October 31, 2020 due to increased railcar damage accrual and property taxes. As of January 31, 2021 we no longer have an amount owed on our PPP loan because it was forgiven during the first quarter of our 2021 fiscal year.

    Long-term Liabilities. Our long-term liabilities associated with our deferred compensation was higher at January 31, 2021 compared to October 31, 2020 due to bonus payables owed to our management team. At January 31, 2021 we no longer had an amount due on our long-term debt because our PPP loan was forgiven during the first quarter of our 2021 fiscal year. We had deferred revenue at January 31, 2021 related to a property tax rebate as part of the development agreement with the City of Mason City.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund plant projects if a negative margin environment returns for an extended period of time. As of January 31, 2021, we had $35 million available pursuant to our revolving term loan and approximately $12.9 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the three months ended January 31, 2021 and 2020:

	Three Months Ended January 31,
	2021	2020
Net cash provided by (used in) operating activities	$(3,035,772)	$3,206,015
Net cash (used in) investing activities	(2,982,774)	(2,625,934)
Net cash (used in) financing activities	(3,974,600)	—

Cash Flow From Operations

Our cash flow from operations for the three months ended January 31, 2021 was less compared to the same period of 2020 due primarily to decreased net income for the three months ended January 31, 2021 compared to the same period of 2020.

Cash Flow From Investing Activities

We used more cash for investing activities during our three months ended January 31, 2021 compared to the same period of 2020 due to more capital expenditures during the 2021 period.

Cash Flow From Financing Activities.

During our three months ended January 31, 2021, we used more cash for financing activities due to a distribution we paid in 2021.

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

Reducing Revolving Loan

As of January 31, 2021, we had no outstanding balance on our Reducing Revolving Loan with an accrued interest rate of 3.4% in excess of the London Interbank Offered Rate (LIBOR) which equaled 3.51% per year at January 31, 2021. As of January 31, 2021, we had $35 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of January 31, 2021, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Paycheck Protection Program Agreement

We entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank (CUSB) on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan was scheduled to mature in April 2022 and had an interest rate of 1%. Proceeds of the loan were restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for the loan to be forgiven if certain qualifications were met. On December 8, 2020, we were notified that this entire loan was forgiven.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of January 31, 2021. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.
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

As of January 31, 2021, we had price protection or delivery protection in place for approximately 10% of our anticipated corn needs, 14% of our natural gas needs and 0% of our ethanol sales for the next 12 months and approximately 3% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of January 31, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from January 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,910,000	MMBTU	10%	$858,000
Ethanol	120,000,000	Gallons	10%	15,600,000
Corn	36,079,000	Bushels	10%	15,622,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Chad Kuhlers, along with our Chief Financial Officer (the principal financial officer), Brooke Peters, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of January 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    For the three months ended January 31, 2021, there has been no change in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    There has been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101	The following financial information from Golden Grain Energy, LLC's Quarterly Report on Form 10-Q for the quarter ended January 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of January 31, 2021 and October 31, 2020, (ii) Statements of Operations for the three months ended January 31, 2021 and 2020, (iii) Statements of Cash Flows for the three months ended January 31, 2021 and 2020, and (iv) the Notes to Condensed Financial Statements.**

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	March 15, 2021	/s/ Chad Kuhlers
Chad Kuhlers
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2021	/s/ Brooke Peters
Brooke Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)