Form 10-Q
period 2021-04-30
GOLDEN GRAIN ENERGY
filed 2021-06-11
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	April 30, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	COMMISSION FILE NUMBER:	000-51177

GOLDEN GRAIN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 11, 2021, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	April 30, 2021	October 31, 2020
	(Unaudited)
Current Assets
Cash and equivalents	$7,112,501	$17,582,312
Marketable securities	1,317,398	5,113,066
Accounts receivable	4,488,197	7,326,519
Other receivables	160,329	191,768
Derivative instruments	875,597	862,516
Inventory	14,709,445	8,346,764
Prepaid expenses and other	3,396,837	2,999,162
Total current assets	32,060,304	42,422,107

Property and Equipment
Land and land improvements	14,319,210	14,319,211
Building and grounds	33,719,636	33,719,636
Grain handling equipment	16,097,244	16,084,232
Office equipment	2,457,090	2,457,090
Plant and process equipment	123,455,866	122,038,667
Construction in progress	10,183,996	3,189,865
	200,233,042	191,808,701
Less accumulated depreciation	128,620,689	124,390,850
Net property and equipment	71,612,353	67,417,851

Other Assets
Investments	25,020,234	25,019,870
Right of use assets from operating leases	2,313,532	2,324,631
Other assets	1,885,550	1,904,482
Total other assets	29,219,316	29,248,983

Total Assets	$132,891,973	$139,088,941

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	April 30, 2021	October 31, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$6,422,686	$6,798,427
Accrued expenses	3,125,299	2,930,479
Retainage payable	151,673	34,813
Current portion of long-term debt	419,271	430,250
Current portion operating lease liabilities	945,856	1,000,141
Total current liabilities	11,064,785	11,194,110

Long-term Liabilities
Deferred compensation	662,836	514,409
Operating lease liabilities, net of current portion	1,367,676	1,324,490
Long-term debt, net of current maturities	419,270	430,250
Other long-term liabilities	1,254,814	1,313,177
Total long-term liabilities	3,704,596	3,582,326

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	118,122,592	124,312,505

Total Liabilities and Members’ Equity	$132,891,973	$139,088,941

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020

Revenues	$59,659,528	$35,154,653	$113,104,185	$92,586,855

Cost of Goods Sold	58,425,094	41,862,136	117,313,416	96,688,473

Gross Profit (Loss)	1,234,434	(6,707,483)	(4,209,231)	(4,101,618)

Operating Expenses	1,225,996	1,022,045	2,434,213	2,296,007

Operating Income (Loss)	8,438	(7,729,528)	(6,643,444)	(6,397,625)

Other Income (Expense)
Other income	(55,540)	364,523	236,508	372,970
Interest income (expense), net	(50,489)	28,242	(103,224)	86,840
Gain on Debt Extinguishment	—	—	860,500	—
Equity in net income of investments	874,866	(480,645)	3,434,347	1,534,625
Total Other Income (Loss)	768,837	(87,880)	4,428,131	1,994,435

Net Income (Loss)	$777,275	$(7,817,408)	$(2,215,313)	$(4,403,190)

Basic & diluted net income (loss) per unit	$0.04	$(0.39)	$(0.11)	$(0.22)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$—	$0.10	$0.20	$0.10

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2019	$120,421,143

Net income for the three-month period ended January 31, 2020	3,414,218

Balance - January 31, 2020	123,835,361

Net loss for the three-month period ended April 30, 2020	(7,817,408)

Member distributions	(1,987,300)

Balance - April 30, 2020	$114,030,653

Members' Equity

Balance - October 31, 2020	$124,312,505

Net (loss) for the three-month period ended January 31, 2021	(2,992,588)

Member distributions	(3,974,600)

Balance - January 31, 2021	117,345,317

Net income for the three-month period ended April 30, 2021	777,275

Balance - April 30, 2021	118,122,592

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	April 30, 2021	April 30, 2020
Cash Flows from Operating Activities
Net loss	$(2,215,313)	$(4,403,190)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,266,866	4,438,899
Unrealized gain on securities	(217,413)	552,906
Gain on sale of property & equipment	—	(334,359)
Amortization of deferred revenue	148,427	—
Amortization of debt issuance costs	16,667	—
Accretion of interest on grant & note receivable	(104,224)	(17,323)
Distributions in excess of earnings from investments	(364)	1,804,467
Gain on extinguishment of long-term debt	(860,500)	—
Proceeds from insurance claims and business interruption	—	(34,965)
Change in assets and liabilities
Accounts receivable	2,838,322	1,389,846
Inventory	(6,362,681)	1,878,575
Prepaid expenses and other	(366,236)	(545,769)
Accounts payable	(1,244,369)	(864,832)
Accrued expenses	1,136,203	(41,162)
Operating Lease Liabilities	11,099	—
Net cash (used in) provided by operating activities	(2,953,516)	3,823,093

Cash Flows from Investing Activities
Capital expenditures	(8,380,236)	(3,256,774)
Purchase of marketable securities	—	(2,000,000)
Proceeds from sale of marketable securities	4,000,000	—
Proceeds on sale of property & equipment	—	334,359
Net cash used in investing activities	(4,380,236)	(4,922,415)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance
Proceeds from long-term debt	838,541	860,500
Distributions to members	(3,974,600)	(1,987,300)
Payments received on insurance claim receivable	—	34,965
Net cash used in financing activities	(3,136,059)	(1,091,835)

Net Decrease in Cash and Equivalents	(10,469,811)	(2,191,157)

Cash and Equivalents – Beginning of Period	17,582,312	15,937,266

Cash and Equivalents – End of Period	$7,112,501	$13,746,109

Supplemental Cash Flow Information
Cash paid for interest	$135,539	$25,572

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$1,756,598	$245,703
Deferred revenue received through grant receivable	1,486,871	1,400,722
Initial Right-of-use asset and liability recorded	—	2,889,785
Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements for the year ended October 31, 2020, contained in the Company's annual report on Form 10-K for the year ended October 31, 2020.

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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended April 30, 2021 and 2020, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Net earnings (losses) on marketable securities	$(56,000)	$(13,000)	$56,000	$(5,000)

	Marketable Securities
As of	Cost	Fair Market Value
April 30, 2021	$1,013,000	$1,317,000
October 31, 2020	$4,835,000	$5,113,000

Accounts Receivable
Credit sales are made primarily to one customer, and no collateral is required. The Company carries these accounts receivable at original invoice amount with no allowance for doubtful accounts due to the historical collection rates on these accounts.

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

The fiscal years of Renewable Products Marketing Group, LLC ("RPMG") and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended April 30, 2021, for all investees, is based on the investees' results for the three and six months ended March 31, 2020.

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

Based upon the timing of the transfer of control of our products to our customers, there were no contract assets or liabilities as of April 30, 2021.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grant receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,486,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10-year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of April 30, 2021 the grant receivable was approximately $1,486,000 and was included in long-term other assets and the long-term portions of deferred revenue was approximately $1,486,000.

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

Income Taxes
The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements. The company is currently under a State of Iowa income tax examination. The Company received a letter in April 2021 that indicates the Iowa Department of Revenue has adjusted the Corporate tax return for 2017 and the Company will be issued an assessment for approximately $1 million. The Company intends to defend their position and protest the notice of assessment. The Company has also elected to conduct the protest and pay any resulting obligation at the corporate level on behalf of its shareholders.

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
April 30, 2021

Net Earnings (Loss) Per Unit
Basic and diluted earnings (loss) per unit are computed using the weighted-average number of Class A and B units outstanding during the period.

Fair Value
Financial instruments include cash and equivalents, marketable securities, receivables, accounts payable, accrued expenses, and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices, as disclosed in Note 8. The fair value, determined using level 3 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the six months ended April 30, 2021, ethanol sales accounted for approximately 75% of total revenue, distiller grains sales accounted for approximately 20% of total revenue, and corn oil sales accounted for approximately 5% of total revenue, while corn costs averaged approximately 90% of cost of goods sold.

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

On January 30, 2020, the World Health Organization declared the coronavirus outbreak ("COVID-19") a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. The impact of COVID-19 has negatively impacted the Company’s operations, suppliers or other vendors, and customer base. Quarantines, labor shortages, and other disruptions to the Company’s operations, and those of its customers, adversely impacted the Company’s revenues, ability to provide its services and operating results. Any future quarantines, labor shortages or other disruptions to the Company’s operations, or those of their customers, may adversely impact the Company’s revenues, ability to provide its services and operating results. Like the COVID-19 pandemic, any significant outbreak of epidemic, pandemic or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, including the geographical area in which the Company operates, resulting in an economic downturn that could affect demand for its goods and services. The extent to which COVID-19 will impact the Company’s long-term results will depend on future developments, which are highly uncertain and cannot be predicted, including new developments regarding continued distribution of the COVID-19 vaccine, new information which may emerge concerning the severity of the coronavirus, prevalence of new COVID-19 cases and actions taken to contain the coronavirus or its impact, among others.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018,

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
including interim periods within those fiscal years. Effective November 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact of adoption for the period ended April 30, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

2.    INVENTORY

Inventory consisted of the following as of April 30, 2021 and October 31, 2020:

	April 30, 2021	October 31, 2020
Raw Materials	$5,672,109	$4,977,047
Work in Process	3,019,641	1,964,403
Finished Goods	6,017,695	1,405,314
Totals	$14,709,445	$8,346,764

3.    BANK FINANCING

The Company has a Credit Agreement (the "Credit Agreement") with its primary lender, Farm Credit. Pursuant to the Credit Agreement, the Company executed a $35 million reducing revolving loan (the "Reducing Revolving Loan"). The amount available pursuant to the Reducing Revolving Loan decreases by $5 million each year on the first day of August each year starting on August 1, 2021. The maturity date is August 1, 2023. Interest accrues on the Reducing Revolving Loan based on three options available to us. The Company agreed to pay an annual fee of 0.5% of the unused portion of the Reducing Revolving Loan. Interest on the term loan is payable monthly at 3.40% above the one-month LIBOR (3.51% as of April 30, 2021). The borrowings were secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of April 30, 2021, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of April 30, 2021 and October 31, 2020, the Company had no outstanding borrowings under this agreement.

The Company entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank ("CUSB") on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program ("PPP") under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. On December 8, 2020, we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $860,000 for the six months ended April 30, 2021.

The Company entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of PPP. The loan matures on February 8, 2026 and has an interest rate of 1%. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met.

4.    RELATED PARTY TRANSACTIONS

The Company purchases corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchases ingredients from RPMG. Purchases from the related parties during the three and six months ended April 30, 2021 totaled approximately $11,798,000 and $23,788,281. Purchases from the related parties during the three and six months ended April 30, 2020 totaled approximately $9,130,000 and $20,172,000. As of April 30, 2021 and October 31, 2020, the amount owed to related parties was approximately $473,000 and $593,000, respectively (See Note 5).

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2021	2020	2021	2020
Sales ethanol	$44,854,000	$25,913,000	$85,212,000	$71,474,000
Sales distiller grains	12,345,000	7,557,000	22,669,000	17,498,000
Sales corn oil	3,139,000	1,413,000	5,506,000	3,633,000

Marketing fees-ethanol	$64,000	$40,000	$127,000	$100,000
Marketing fees-distiller grains	59,000	50,000	125,000	124,000
Marketing fees-corn oil	14,000	10,000	30,000	30,000

As of	April 30, 2021	October 31, 2020
Amount due from RPMG	$4,488,000	$7,326,000

The Company entered into a $13.3 million agreement for additional grain storage and receiving. As of April 30, 2021, $9,117,000 of costs had been incurred associated to this project. The estimated completion of this project is June 2021.

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

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and six months ended April 30, 2021 was approximately $449,000 and $675,000, and for the same period in 2020 was approximately $365,000. and $719,000. The lease agreements have maturity dates ranging from May 2021 to May 2024. The weighted average remaining life of the lease term for these leases was 1.86 years as of April 30, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.95%. The right-of-use asset operating lease, included in other assets, and operating lease liabilities, included in current and long term liabilities was $2,313,532 as of April 30, 2021.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
At April 30, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended April 30:

2021	$1,123,310
2022	874,080
2023	445,500
2024	16,800
Total lease commitments	$2,459,690

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of April 30, 2021, is shown below.

Undiscounted future payments	$2,459,690
Discount effect	(146,158)
Discounted future payments	$2,313,532

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended April 30, 2021 and 2020 and the fair value of derivatives as of April 30, 2021 and October 31, 2020:

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(210,000)	$(453,000)	$(663,000)
three months ended April 30, 2021	Cost of Goods Sold	(3,326,000)	(2,303,000)	(5,629,000)
	Total	$(3,536,000)	$(2,756,000)	$(6,292,000)

Commodity Contracts for the	Revenue	$601,000	$(26,000)	$575,000
three months ended April 30, 2020	Cost of Goods Sold	1,198,000	(384,000)	814,000
	Total	$1,799,000	$(410,000)	$1,389,000

Commodity Contracts for the	Revenue	$(210,000)	$(542,000)	$(752,000)
six months ended April 30, 2021	Cost of Goods Sold	(5,565,000)	(4,622,000)	(10,187,000)
	Total	$(5,775,000)	$(5,164,000)	$(10,939,000)

Commodity Contracts for the	Revenue	$163,000	$377,000	$540,000
six months ended April 30, 2020	Cost of Goods Sold	2,574,000	(1,470,000)	1,104,000
	Total	$2,737,000	$(1,093,000)	$1,644,000

	Balance Sheet Classification	April 30, 2021	October 31, 2020
Futures and option contracts
In gain position		$455,000	$470,000
In loss position		(5,438,000)	(290,000)
Cash held by (due to) broker		5,859,000	683,000
	Current Asset	$876,000	$863,000

As of April 30, 2021, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $3,926,000 of the purchase commitments were with related parties.

	Commitments Through	Amount
Sale commitments
Corn Oil - fixed price	May 2021	$1,594,000
Distiller Grains - fixed price	May 2021	3,816,000

Purchase commitments
Corn - fixed price	April 2022	$20,780,000
Corn - basis contract	July 2021	6,354,000
Natural gas - fixed price	February 2022	2,915,000
Denaturant - fixed price	September 2021	1,172,000

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
As of April 30, 2021, the Company had fixed price futures and forward contracts in place for approximately 19% of its anticipated corn needs and 2% of its ethanol sales for the next 12 months with no open positions beyond that period. As of April 30, 2021, the Company had fixed price futures and forward contracts in place for approximately 7% of its natural gas needs for the next 12 months and approximately 3% of its natural gas needs for the next 24 months with no open positions beyond that period.

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

Derivative financial instruments: Commodity futures and exchange-traded commodity options contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes and live trading levels from markets such as the Chicago Mercantile Exchange ("CME") and New York Mercantile Exchange ("NYMEX").  Crush swaps are bundled contracts or combined contracts that include a portion of corn, ethanol and natural gas rolled into a single trading instrument. These contracts are reported at fair value utilizing Level 2 inputs and are based on the various trading activity of the components of each segment of the bundled contract.

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, April 30, 2021	$1,317,000	$1,317,000	$—	$—
Assets, October 31, 2020	5,113,000	5,113,000	—	—
Derivative financial instruments:
April 30, 2021
Assets	$455,000	$455,000	$—	$—
Liabilities	5,439,000	3,530,000	1,909,000	—
October 31, 2020
Assets	$470,000	$470,000	$—	$—
Liabilities	(290,000)	(149,000)	(141,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	March 31, 2021	September 30, 2020
Current Assets	$378,693	$285,395
Other Assets	241,777	246,389
Current Liabilities	238,043	168,842
Long-term Debt	68,126	47,529
Members’ Equity	314,301	315,413

	Three Months Ended March 31,		Six Months Ended March 31,
Income Statement	2021	2020	2021	2020
Revenue	$261,557	$177,082	$471,255	$394,124
Gross Profit (Loss)	23,690	(9,499)	52,620	13,753
Net Income (Loss)	21,065	(12,814)	36,205	8,248

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended April 30,		Six Months Ended April 30,
Equity in Net Income (Loss)	2021	2020	2021	2020
Absolute Energy	$258	$(329)	$876	$148
Guardian Energy	—	—	—	959
Homeland Energy Solutions	457	(386)	524	139
Other	125	235	187	289
Total	$840	$(480)	$1,587	$1,535

10. SEGMENT REPORTING

The Company reports its financial and operating performance in two reportable segments: (1) production (2) ethanol production investments. The production segment consists of the manufacturing of ethanol and related co-products from the ethanol production process. The ethanol production investment segment consists of aggregated ethanol production equity method investments. The Company discloses the remaining operating segments which do not meet the reportable segment criteria in the all other investments category.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
April 30, 2021
The following tables set forth certain financial data for the Company’s reportable segments:

	Three Months Ended April 30,
	2021	2020
Net Sales
Production	$59,659,528	$35,154,653
Ethanol production investments	257,580,236	173,106,497
All Others	3,976,566	3,976,043
Reconciliation	(261,556,802)	(177,082,540)
Total Net Sales	$59,659,528	$35,154,653

Net Income (Loss)
Production	$(97,590)	$(7,336,764)
Ethanol production investments	19,305,224	(13,581,164)
All Others	1,760,021	767,364
Reconciliation	(20,190,380)	12,333,156
Total Net Income (Loss)	$777,275	$(7,817,408)

The following table sets forth the Company’s total assets by operating segment:

	April 30, 2021	October 31, 2020
Total assets:
Production	$107,871,741	$114,069,070
Ethanol production investments	377,798,022	358,692,270
All Others	242,671,698	173,092,120
Reconciliation	(595,449,488)	(506,764,519)
	$132,891,973	$139,088,941

11. SUBSEQUENT EVENTS

On May 25, 2021 we applied for forgiveness of our second PPP Loan totaling $838,000.

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
•Demand destruction from the small refinery exemptions to the Renewable Fuel Standard ("RFS") issued by the Environmental Protection Agency ("EPA");
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
•The impact of the Low Carbon Fuel Standard ("LCFS") in certain parts of the country;
•Positions the EPA takes on topics such as Renewable Value Obligation ("RVO"), Renewable Identification Numbers ("RINs"), and Small Refinery Exemptions ("SREs");
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

Overview

Golden Grain Energy, LLC ("we," "us," "our" and the "Company") was formed as an Iowa limited liability company on March 18, 2002, for the purpose of constructing, owning and operating a fuel-grade ethanol plant near Mason City in north central Iowa. Since December 2004, we have been engaged in the production of ethanol and distiller grains at the plant and have produced corn oil since February 2009. We have capacity to produce approximately 120 million gallons of ethanol per year.

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

We entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank ("CUSB") on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). Provisions of the agreement allowed for the loan to be forgiven if certain qualifications were met. On December 8, 2020, we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $860,000 for the three months ended January 31, 2021.

We entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of Paycheck protection Program ("PPP"). The loan matures on February 8, 2026 and has an interest rate of 1%. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met.

Results of Operations

Comparison of the Three Months Ended April 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended April 30, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	$59,659,528	100.0	$35,154,653	100.0
Cost of Goods Sold	58,425,094	97.9	41,862,136	119.1
Gross Profit (Loss)	1,234,434	2.1	(6,707,483)	(19.1)
Operating Expenses	1,225,996	2.1	1,022,045	2.9
Operating Income (Loss)	8,438	—	(7,729,528)	(22.0)
Other Income	768,837	1.3	(87,880)	(0.2)
Net Income (Loss)	$777,275	1.3	$(7,817,408)	(22.2)

Revenues. Our total revenue was approximately 73% more for our second quarter of 2021 compared to the same period of 2020 due to increased ethanol, distiller grains and corn oil revenue. For our second quarter of 2021, ethanol sales accounted for approximately 75% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue. For our second quarter of 2020, ethanol sales accounted for approximately 75% of our total revenue, distiller grains sales accounted for approximately 21% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price per gallon we received for our ethanol was approximately 79% higher for our second quarter of 2021 compared to the same period of 2020. Management attributes this increase in the average price we received for our ethanol with lower ethanol stocks and increased gasoline demand during our second quarter of 2021 compared to the same period of 2020. Management anticipates that ethanol demand will remain strong and that ethanol stocks will steadily increase which will likely stabilize ethanol prices.

We sold approximately 1% more gallons of ethanol during our second quarter of 2021 compared to the same period of 2020. Management attributes this increase in ethanol sales with increased production levels. This increase in ethanol production is due to a shorter yearly maintenance of downtime. Management anticipates that our ethanol sales will be greater during our third quarter of 2021 compared to our second quarter of 2021.

During our second quarter of 2021, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $663,000 which decreased our revenue. We experienced combined realized and unrealized gains of $575,000 on ethanol derivative instruments during the same period of 2020.

The average price per ton we received for our dried distillers grains was approximately 57% higher for our second quarter of 2021 compared to the same period of 2020. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 70% higher for our second quarter of 2021 compared to the same period of 2020.  Management attributes these stronger distiller grains prices to higher corn prices, which have an impact on distiller grains prices, along with strong distiller grains demand. Management anticipates that distiller grains prices will remain strong due to current corn values which will likely continue for the rest of our 2021 fiscal year.

We sold approximately 1% more tons of dried distiller grains during our second quarter of 2021 compared to the same period of 2020 due to increased overall production at the ethanol plant, which resulted in a corresponding increase in distiller grains production and sales. Management anticipates distiller grains production and sales will increase for the remaining quarters of our 2021 fiscal year due to anticipated increases in ethanol production.

We sold approximately 21% more pounds of corn oil during our second quarter of 2021 compared to the same period of 2020. This increase in corn oil sales is due to increased overall production at the ethanol plant during the second quarter of 2021. The average price per pound we received for our corn oil was approximately 91% higher for our second quarter of 2021 compared to the same period of 2020 due to increased demand from the biodiesel industry for corn oil, which is used to make biodiesel. The reintroduction of the biodiesel blenders' tax credit has provided certainty to the biodiesel industry, which has improved corn oil demand. Management anticipates that corn oil prices will remain at current levels during the remainder our 2021 fiscal year.

    Cost of Goods Sold. Our cost of goods sold was higher for our second quarter of 2021 compared to the same period of 2020 due primarily to an increase in our average cost per bushel of corn during the 2021 period.  Our average cost per bushel of corn was approximately 48% higher during our second quarter of 2021 compared to the same period of 2020 due to increased worldwide corn demand along with lower local corn supplies due to the amount of corn harvested in the fall of 2020 in our corn purchase area. Management anticipates that corn prices will remain high for the rest of our 2021 fiscal year and could continue into our 2022 fiscal year depending on the size of the corn crop harvested in the fall of 2021.
    We used approximately 5% more bushels of corn during our second quarter of 2021 compared to the same period of 2020 due to increased production during the 2021 period. Management anticipates increased corn consumption during the remaining quarters of our 2021 fiscal year provided we experience increased production at the ethanol plant.

    Our natural gas costs increased by approximately 2% during our second quarter of 2021 compared to the same period of 2020. Our usage was approximately 5% higher and the average price we paid per MMBtu of natural gas was approximately 3% lower during our second quarter of 2021 compared to the same period of 2020. Management attributes this increase in natural gas usage with higher ethanol production and the decrease in the natural gas price with having purchased our natural gas early. Management expects higher natural gas prices during the remaining quarters of our 2021 fiscal year due to current supply and demand levels.

We experienced combined realized and unrealized losses of approximately $5,450,000 for our second quarter of 2021 related to our corn and natural gas derivative instruments which increased our cost of goods sold. This change was primarily due to corn price increases during our second quarter of 2021. By comparison, we experienced approximately $814,000 of combined realized and unrealized gains for the same period of 2020 related to our corn and natural gas derivative instruments which increased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our second quarter of 2021 compared to the same period of 2020 due to increased insurance expense and computer and software updates.

Other Income (Expense). We had more other income for our second quarter of 2021 compared to the same period of 2020, due to our investments being more profitable due to increased profitability in the ethanol industry compared to the same period of 2020. We had more interest expense during our second quarter of 2021 compared to the same period of 2020 due primarily to more borrowing for deferred corn payments during the 2021 period.

Comparison of the Six Months Ended April 30, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the six months ended April 30, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	113,104,185	100.0	$92,586,855	100.0
Cost of Goods Sold	117,313,416	103.7	96,688,473	104.4
Gross Profit (Loss)	(4,209,231)	(3.7)	(4,101,618)	(4.4)
Operating Expenses	2,434,213	2.2	2,296,007	2.5
Operating Income (Loss)	(6,643,444)	(5.9)	(6,397,625)	(6.9)
Other Income	4,428,131	3.9	1,994,435	2.2
Net Income (Loss)	$(2,215,313)	(2.0)	$(4,403,190)	(4.8)

Revenues. Our total revenue was higher for our six months ended April 30, 2021 compared to the same period of 2020 due to higher average prices for our ethanol, distiller grains and corn oil. Our overall production was lower during our six months ended April 30, 2021 compared to the same period of 2020. For our six months ended April 30, 2021, ethanol sales accounted for approximately 75% of our total revenue, distiller grains sales accounted for approximately 20% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue. For our six months ended April 30, 2020, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price per gallon we received for our ethanol was approximately 30% greater for our six months ended April 30, 2021 compared to the same period of 2020. Management attributes this increase in the average price we received for our ethanol with lower ethanol stocks, increased gasoline prices and increased corn prices. All of these factors impact market ethanol prices. We sold approximately 8% fewer gallons of ethanol during our six months ended April 30, 2021 compared to the same period of 2020. Management attributes this decrease in ethanol sales due to the timing of our sales.

During our six months ended April 30, 2021, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $753,000 which decreased our revenue. We experienced combined realized and unrealized gains of $541,000 on ethanol derivative instruments during the same period of 2020 which increased our revenue.

The average price per ton we received for our dried distillers grains was approximately 37% higher for our six months ended April 30, 2021 compared to the same period of 2020. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 43% higher for our six months ended April 30, 2021 compared to the same period of 2020.  Management attributes these stronger distiller grains prices to higher corn prices which has an impact on distiller grains prices along with strong distiller grains demand.

We sold approximately 5% fewer tons of dried distiller grains during our six months ended April 30, 2021 compared to the same period of 2020 due to decreased overall production, which resulted in a corresponding decrease in distiller grains production and sales. We sold fewer tons of modified distiller grains during our six months ended April 30, 2021 compared to the same period of 2020 due to decreased overall production at the ethanol plant.

We sold approximately 5% fewer pounds of corn oil during our six months ended April 30, 2021 compared to the same period of 2020. This decrease in corn oil sales is due to reduced overall production at the ethanol plant during the six months ended April 30, 2021. The average price per pound we received for our corn oil was approximately 91% higher for our six months ended April 30, 2021 compared to the same period of 2020 due to demand from the biodiesel industry for corn oil which is used to make biodiesel along with higher soybean oil prices. The reintroduction of the biodiesel blenders' tax credit has provided certainty to the biodiesel industry which has improved corn oil demand.

    Cost of Goods Sold. Our cost of goods sold was higher for our six months ended April 30, 2021 compared to the same period of 2020 due primarily to an increase in our average cost per bushel of corn during the 2021 period.  Our average cost per bushel of corn was approximately 30% higher during our six months ended April 30, 2021 compared to the same period of 2020 due to increased worldwide corn demand along with lower local corn supplies due to the amount of corn harvested in the fall of 2020 in our corn purchase area. We used approximately 4% fewer bushels of corn during our six months ended April 30, 2021 compared to the same period of 2020 due to decreased production during the 2021 period.

    Our natural gas costs decreased by approximately 3% during our six months ended April 30, 2021 compared to the same period of 2020. Our natural gas usage was approximately 5% lower and the average price we paid per MMBtu of natural gas was approximately 1% greater during our six months ended April 30, 2021 compared to the same period of 2020. Management attributes this decrease in natural gas usage with lower ethanol production. The increase in our average cost of natural gas was due to cold winter weather which resulted in increased natural gas demand for heating needs.

We experienced combined realized and unrealized losses of approximately $10,186,000 for our six months ended April 30, 2021 related to our corn and natural gas derivative instruments which increased our cost of goods sold. This change was primarily due to corn price increases during our six months ended April 30, 2021. By comparison, we experienced approximately $1,104,000 of combined realized and unrealized gains for the same period of 2020 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our six months ended April 30, 2021 compared to the same period of 2020 due to increased insurance expense and computer and software updates.

Other Income (Expense). We had more other income for our six months ended April 30, 2021 compared to the same period of 2020, due to our PPP loan which was forgiven during our first quarter of 2021. We had more interest expense during our six months ended April 30, 2021 compared to the same period of 2020 due primarily to more borrowing for deferred corn payments during the 2021 period. During our six months ended April 30, 2021, our investments were more profitable due to increased profitability in the ethanol industry compared to the same period of 2020.

Changes in Financial Condition for the Six Months Ended April 30, 2021

    Current Assets. We had less cash and equivalents at April 30, 2021 compared to October 31, 2020 due to deferred corn payments we made during our first quarter of 2021. The value of our accounts receivable were lower at April 30, 2021 compared to October 31, 2020 due to the timing of our quarter end and shipments of our products. The value of our inventory was higher at April 30, 2021 compared to October 31, 2020 due to the timing of our quarter end and additional raw material and finished goods inventory at the end of our second quarter of 2021. We had less other receivables at April 30, 2021 compared to October 31, 2020 due to timing of receiving payments. Prepaid expenses were higher at April 30, 2021 compared to October 31, 2020 due to payment of our annual insurance premiums in the beginning of our 2021 fiscal year.

    Property and Equipment. The net value of our property and equipment was higher at April 30, 2021 compared to October 31, 2020 due to the net effect of the value of our construction projects partially offset by regular depreciation of our assets. We had approximately $10.2 million in construction in progress at April 30, 2021 primarily related to plant improvement projects for our grain handling equipment.

    Other Assets. Our other assets were lower at April 30, 2021 compared to October 31, 2020 due to no new loan agreement costs. The value of our lease right of use assets was lower at April 30, 2021 compared to October 31, 2020 due to continued amortization of our leases.

    Current Liabilities. Our current liabilities at April 30, 2021 were lower compared to October 31, 2020 due to lower accrued liabilities at April 30, 2021. We had less accounts payables at April 30, 2021 compared to October 31, 2020 due to timing of payments. As of April 30, 2021 we no longer had an amount owed on our PPP loan because it was forgiven during the first quarter of our 2021 fiscal year. We had less current liabilities related to our leases as we continue to amortize the value and future lease payments for our leases.

    Long-term Liabilities. Our long-term liabilities associated with our deferred compensation was higher at April 30, 2021 compared to October 31, 2020 due to deferred bonus payables owed to our management team. At April 30, 2021 we had long-term debt related to the second PPP loan we received during our second quarter of 2021.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund plant projects if a negative margin environment returns for an extended period of time. As of April 30, 2021, we had $35 million available pursuant to our revolving term loan and approximately $8.4 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the six months ended April 30, 2021 and 2020:

	Six Months Ended April 30,
	2021	2020
Net cash provided by (used in) operating activities	$(2,953,516)	$3,823,093
Net cash (used in) investing activities	(4,380,236)	(4,922,415)
Net cash (used in) financing activities	(3,136,059)	(1,091,835)

Cash Flow From Operations

Our cash flow from operations for the six months ended April 30, 2021 was less compared to the same period of 2020 due primarily to increased inventory for the six months ended April 30, 2021 compared to the same period of 2020.

Cash Flow From Investing Activities

We used less cash for investing activities during our six months ended April 30, 2021 compared to the same period of 2020 primarily due to the net effect of more capital expenditures offset by proceeds from the sale of marketable securities during the 2021 period.

Cash Flow From Financing Activities.

During our six months ended April 30, 2021, we used more cash for financing activities compared to the same period of 2020 primarily due to a distribution we paid during the 2021 period.

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

Reducing Revolving Loan

As of April 30, 2021, we had no outstanding balance on our Reducing Revolving Loan with an accrued interest rate of 3.4% in excess of the London Interbank Offered Rate ("LIBOR") which equaled 3.51% per year at April 30, 2021. As of April 30, 2021, we had $35 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of April 30, 2021, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

Paycheck Protection Program Agreement

We entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank ("CUSB") on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"). The loan was scheduled to mature in April 2022 and had an interest rate of 1%. Proceeds of the loan were restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allowed for the loan to be forgiven if certain qualifications were met. On December 8, 2020, we were notified that this entire loan was forgiven.

We entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of PPP. The loan matures on February 8, 2026 and has an interest rate of 1%. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have limited exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of April 30, 2021. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.
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

As of April 30, 2021, we had price protection or delivery protection in place for approximately 19% of our anticipated corn needs, 7% of our natural gas needs and 2% of our ethanol sales for the next 12 months and approximately 3% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of April 30, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from April 30, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	2,996,000	MMBTU	10%	$794,000
Ethanol	118,110,000	Gallons	10%	21,260,000
Corn	32,409,000	Bushels	10%	17,760,000

For comparison, the results of this analysis for the one year period from April 30, 2020.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	234,000	MMBTU	10%	$64,000
Ethanol	112,860,000	Gallons	10%	11,399,000
Corn	37,555,000	Bushels	10%	13,858,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Chad Kuhlers, along with our Chief Financial Officer (the principal financial officer), Brooke Peters, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    For the six months ended April 30, 2021, there has been no change in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures.

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	June 11, 2021	/s/ Chad Kuhlers
Chad Kuhlers
Chief Executive Officer
(Principal Executive Officer)

Date:	June 11, 2021	/s/ Brooke Peters
Brooke Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)