Form 10-Q
period 2021-07-31
GOLDEN GRAIN ENERGY
filed 2021-09-10
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the quarterly period ended	July 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

	COMMISSION FILE NUMBER:	000-51177

GOLDEN GRAIN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 10, 2021, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	July 31, 2021	October 31, 2020
	(Unaudited)
Current Assets
Cash and equivalents	$13,857,097	$17,582,312
Marketable securities	1,361,234	5,113,066
Accounts receivable	4,433,244	7,326,519
Other receivables	187,493	191,768
Derivative instruments	2,819,807	862,516
Inventory	12,343,527	8,346,764
Prepaid expenses and other	3,510,022	2,999,162
Total current assets	38,512,424	42,422,107

Property and Equipment
Land and land improvements	14,319,211	14,319,211
Building and grounds	33,719,636	33,719,636
Grain handling equipment	16,394,124	16,084,232
Office equipment	2,556,695	2,457,090
Plant and process equipment	123,473,112	122,038,667
Construction in progress	14,777,256	3,189,865
	205,240,034	191,808,701
Less accumulated depreciation	130,741,043	124,390,850
Net property and equipment	74,498,991	67,417,851

Other Assets
Investments	27,240,389	25,019,870
Right of use assets from operating leases	3,049,938	2,324,631
Other assets	1,876,804	1,904,482
Total other assets	32,167,131	29,248,983

Total Assets	$145,178,546	$139,088,941

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	July 31, 2021	October 31, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$7,572,729	$6,798,427
Accrued expenses	3,341,046	2,930,479
Retainage payable	537,680	34,813
Current portion of long-term debt	—	430,250
Current portion operating lease liabilities	1,180,638	1,000,141
Total current liabilities	12,632,093	11,194,110

Long-term Liabilities
Deferred compensation	699,193	514,409
Operating lease liabilities, net of current portion	1,869,300	1,324,490
Long-term debt, net of current maturities	—	430,250
Other long-term liabilities	1,225,632	1,313,177
Total long-term liabilities	3,794,125	3,582,326

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	128,752,328	124,312,505

Total Liabilities and Members’ Equity	$145,178,546	$139,088,941

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020

Revenues	$95,642,789	$44,902,846	$208,746,974	$137,489,701

Cost of Goods Sold	87,543,378	41,911,412	204,856,794	138,599,885

Gross Profit (Loss)	8,099,411	2,991,434	3,890,180	(1,110,184)

Operating Expenses	1,257,809	994,577	3,692,022	3,290,584

Operating Income (Loss)	6,841,602	1,996,857	198,158	(4,400,768)

Other Income (Expense)
Other income	23,477	290,577	259,985	663,547
Interest income (expense), net	(49,192)	(10,361)	(152,416)	76,479
Gain on Debt Extinguishment	838,541	—	1,699,041	—
Equity in net income of investments	2,975,308	438,330	6,409,655	1,972,955
Total Other Income	3,788,134	718,546	8,216,265	2,712,981

Net Income (Loss)	$10,629,736	$2,715,403	$8,414,423	$(1,687,787)

Basic & diluted net income (loss) per unit	$0.53	$0.14	$0.42	$(0.08)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000	19,873,000
Distributions Per Unit for Class A & B	$—	$—	$0.20	$0.10

Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity (Unaudited)

Members' Equity

Balance - October 31, 2019	$120,421,143

Net income for the three-month period ended January 31, 2020	3,414,218

Balance - January 31, 2020	123,835,361

Net loss for the three-month period ended April 30, 2020	(7,817,408)

Member distributions	(1,987,300)

Balance - April 30, 2020	114,030,653

Net income for the three-month period ended July 31, 2020	2,715,403

Balance - July 31, 2020	$116,746,056

Members' Equity

Balance - October 31, 2020	$124,312,505

Net (loss) for the three-month period ended January 31, 2021	(2,992,588)

Member distributions	(3,974,600)

Balance - January 31, 2021	117,345,317

Net income for the three-month period ended April 30, 2021	777,275

Balance - April 30, 2021	118,122,592

Net income for the three-month period ended July 31, 2021	10,629,736

Balance - July 31, 2021	$128,752,328

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	July 31, 2021	July 31, 2020
Cash Flows from Operating Activities
Net income (loss)	$8,414,423	$(1,687,787)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,405,734	6,624,794
Unrealized gain on securities	(2,205,459)	(277,704)
Gain on sale of property & equipment	—	(369,324)
Amortization of deferred revenue	184,784	—
Amortization of debt issuance costs	25,000	—
Accretion of interest on grant & note receivable	584,899	636
Distributions in excess of earnings from investments	(2,220,519)	1,366,138
Gain on forgiveness of long-term debt	(1,699,041)	—
Proceeds from insurance claims and business interruption	—	34,965
Change in assets and liabilities
Accounts receivable	2,893,275	550,814
Inventory	(3,996,763)	1,279,233
Prepaid expenses and other	(506,585)	(359,895)
Accounts payable	(1,794,607)	34,554
Accrued expenses	1,351,950	254,496
Operating Lease Liabilities	(725,307)	—
Net cash provided by operating activities	6,711,784	7,450,920

Cash Flows from Investing Activities
Capital expenditures	(11,300,940)	(3,756,223)
Purchase of marketable securities	—	(4,000,000)
Proceeds from sale of marketable securities	4,000,000	—
Proceeds on sale of property & equipment	—	334,359
Net cash used in investing activities	(7,300,940)	(7,421,864)

Cash Flows from Financing Activities
(Decrease) in outstanding checks in excess of bank balance
Proceeds from long-term debt	838,541	860,500
Distributions to members	(3,974,600)	(1,987,300)
Net cash used in financing activities	(3,136,059)	(1,126,800)

Net Decrease in Cash and Equivalents	(3,725,215)	(1,097,744)

Cash and Equivalents – Beginning of Period	17,582,312	15,937,266

Cash and Equivalents – End of Period	$13,857,097	$14,839,522

Supplemental Cash Flow Information
Cash paid for interest	$158,869	$38,010

Supplemental Disclosure of Noncash Operating, Investing & Financing Activities
Accounts payable related to construction in progress	$56,317	$19,937
Deferred revenue received through grant receivable	1,504,971	1,400,722
Initial Right-of-use asset and liability recorded	—	3,315,517
Notes to the Financial Statements are an integral part of these Statements.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021
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

Marketable securities consisted of mutual funds invested in intermediate-term municipal and government bonds. For the periods ended July 31, 2021 and 2020, there was no other-than-temporary impairment recognized. Mutual funds are considered trading securities which are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the trading securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Net earnings on marketable securities	$7,000	$209,000	$63,000	$214,000

	Marketable Securities
As of	Cost	Fair Market Value
July 31, 2021	$1,019,000	$1,361,000
October 31, 2020	$4,835,000	$5,113,000

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

The fiscal years of Renewable Products Marketing Group, LLC ("RPMG") and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended July 31, 2021, for all investees, is based on the investees' results for the three and nine months ended June 30, 2021.

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

Based upon the timing of the transfer of control of our products to our customers, there were no contract assets or liabilities as of July 31, 2021.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021
Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grant receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,505,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10-year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Deferred revenue is being amortized into income as a reduction of property taxes over the life of the grant. As of July 31, 2021 the grant receivable was approximately $1,505,000 and was included in long-term other assets and the long-term portions of deferred revenue was approximately $1,505,000.

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

Income Taxes
The Company was formed under sections of the federal and state income tax laws which provide that, in lieu of corporate income taxes, the members separately account for their pro rata share of the Company’s items of income, deductions, losses and credits. As a result of this election, no income taxes have been recognized in the accompanying financial statements. The Company is currently under a State of Iowa income tax examination. The Company received a letter in April 2021 that indicates the Iowa Department of Revenue has adjusted the Corporate tax return for 2017 and the Company has been issued an assessment for approximately $1 million. The Company intends to defend its position and protest the notice of assessment. The Company has also elected to conduct the protest and pay any resulting obligation at the corporate level on behalf of its members.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021
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

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the nine months ended July 31, 2021, ethanol sales accounted for approximately 77% of total revenue, distiller grains sales accounted for approximately 17% of total revenue, and corn oil sales accounted for approximately 5% of total revenue, while corn costs averaged approximately 88% of cost of goods sold.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021
the beginning of the period of adoption. Effective November 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact of adoption for the period ended July 31, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

2.    INVENTORY

Inventory consisted of the following as of July 31, 2021 and October 31, 2020:

	July 31, 2021	October 31, 2020
Raw Materials	$5,470,478	$4,977,047
Work in Process	3,106,362	1,964,403
Finished Goods	3,766,687	1,405,314
Totals	$12,343,527	$8,346,764

3.    BANK FINANCING

The Company has a Credit Agreement (the "Credit Agreement") with its primary lender, Farm Credit. Pursuant to the Credit Agreement, the Company executed a $35 million reducing revolving loan (the "Reducing Revolving Loan"). The amount available pursuant to the Reducing Revolving Loan decreases by $5 million each year on the first day of August each year starting on August 1, 2021. The maturity date is August 1, 2023. Interest accrues on the Reducing Revolving Loan based on three options available to us. The Company agreed to pay an annual fee of 0.5% of the unused portion of the Reducing Revolving Loan. Interest on the term loan is payable monthly at 3.40% above the one-month LIBOR (3.49% as of July 31, 2021). The borrowings were secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of July 31, 2021, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of July 31, 2021 and October 31, 2020, the Company had no outstanding borrowings under this agreement.

The Company entered into a loan agreement with the Small Business Association through Cresco Union Savings Bank ("CUSB") on April 7, 2020 for approximately $860,000 as part of the Paycheck Protection Program ("PPP") under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The loan matures in April 2022 and has an interest rate of 1%. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. On December 8, 2020, we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $860,000 for the nine months ended July 31, 2021.

The Company entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of PPP. The loan matures on February 8, 2026 and has an interest rate of 1%. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. On June 14, 2021, we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $838,000 for the nine months ended July 31, 2021.

4.    RELATED PARTY TRANSACTIONS

The Company purchases corn and materials from members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies (see Note 5). The Company also purchases ingredients from RPMG. Purchases from the related parties during the three and nine months ended July 31, 2021 totaled approximately $16,436,000 and $39,986,000, respectively. Purchases from the related parties during the three and nine months ended July 31, 2020 totaled approximately $8,476,000 and $28,648,000, respectively. As of July 31, 2021 and October 31, 2020, the amount owed to related parties was approximately $735,000 and $593,000, respectively (See Note 5).

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2021	2020	2021	2020
Sales ethanol	$77,523,000	$34,657,000	$162,734,000	$106,131,000
Sales distiller grains	12,877,000	8,360,000	35,545,000	25,858,000
Sales corn oil	5,399,000	1,997,000	10,906,000	5,360,000

Marketing fees-ethanol	$64,000	$39,000	$191,000	$138,000
Marketing fees-distiller grains	71,000	49,000	196,000	173,000
Marketing fees-corn oil	21,000	12,000	51,000	43,000

As of	July 31, 2021	October 31, 2020
Amount due from RPMG	$4,433,000	$7,326,000

In August 2020, the Company entered into a $13.3 million agreement for additional grain storage and receiving. As of July 31, 2021, $12,829,000 of costs had been incurred associated to this project. This project was completed in June 2021 and will have final testing completed by October 31, 2021.

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

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three and nine months ended July 31, 2021 was approximately $427,000 and $1,102,000, respectively and for the same periods in 2020 was approximately $410,000 and $1,129,000, respectively. The lease agreements have maturity dates ranging from May 2022 to May 2026. The weighted average remaining life of the lease term for these leases was 2.44 years as of July 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.95%. The right-of-use asset operating lease, included in other assets, and operating lease liabilities, included in current and long term liabilities was $3,049,938 as of July 31, 2021.

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021

At July 31, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases for the twelve month period ended July 31:

2022	$1,304,260
2023	1,016,840
2024	556,800
2025	237,300
2026	177,975
Total lease commitments	$3,293,175

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of July 31, 2021, is shown below.

Undiscounted future payments	$3,293,175
Discount effect	(243,237)
Discounted future payments	$3,049,938

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended July 31, 2021 and 2020 and the fair value of derivatives as of July 31, 2021 and October 31, 2020:

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021

	Income Statement Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:
Commodity Contracts for the	Revenue	$(596,000)	$314,000	$(282,000)
three months ended July 31, 2021	Cost of Goods Sold	(2,890,000)	4,199,000	1,309,000
	Total	$(3,486,000)	$4,513,000	$1,027,000

Commodity Contracts for the	Revenue	$(1,303,000)	$25,000	$(1,278,000)
three months ended July 31, 2020	Cost of Goods Sold	12,000	649,000	661,000
	Total	$(1,291,000)	$674,000	$(617,000)

Commodity Contracts for the	Revenue	$(807,000)	$(228,000)	$(1,035,000)
nine months ended July 31, 2021	Cost of Goods Sold	(8,455,000)	(423,000)	(8,878,000)
	Total	$(9,262,000)	$(651,000)	$(9,913,000)

Commodity Contracts for the	Revenue	$(1,140,000)	$402,000	$(738,000)
nine months ended July 31, 2020	Cost of Goods Sold	2,586,000	(821,000)	1,765,000
	Total	$1,446,000	$(419,000)	$1,027,000

	Balance Sheet Classification	July 31, 2021	October 31, 2020
Futures and option contracts
In gain position		$1,032,000	$470,000
In loss position		(1,502,000)	(290,000)
Cash held by broker		3,290,000	683,000
	Current Asset	$2,820,000	$863,000

As of July 31, 2021, the Company had the following approximate outstanding purchase and sale commitments, of which all sales commitments and approximately $2,525,000 of the purchase commitments were with related parties.

	Commitments Through	Amount	Description
Sale commitments
Corn Oil - fixed price	August 2021	2,756,000	Dollars
Distiller Grains - fixed price	August 2021	5,216,000	Dollars

Purchase commitments
Corn - fixed price	April 2022	15,419,000	Dollars
Corn - basis contract	September 2021	550,000	Bushels
Natural gas - fixed price	March 2023	4,927,000	Dollars
Denaturant - fixed price	September 2021	638,000	Dollars

As of July 31, 2021, the Company had fixed price futures and forward contracts in place for approximately 14% of its anticipated corn needs and 3% of its ethanol sales for the next 12 months with no open positions beyond that period. As of July 31, 2021, the Company had fixed price futures and forward contracts in place for approximately 4% of its natural gas

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021
needs for the next 12 months and approximately 3% of its natural gas needs for the next 24 months with no open positions beyond that period.

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

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities:
Assets, July 31, 2021	$1,361,000	$1,361,000	$—	$—
Assets, October 31, 2020	5,113,000	5,113,000	—	—
Derivative financial instruments:
July 31, 2021
Assets	$1,032,000	$958,000	$74,000	$—
Liabilities	(1,502,000)	(412,000)	(1,090,000)	—
October 31, 2020
Assets	$470,000	$470,000	$—	$—
Liabilities	(290,000)	(149,000)	(141,000)	—

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021
9. INVESTMENTS

Condensed, combined unaudited financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s):

Balance Sheet	June 30, 2021	September 30, 2020
Current Assets	$451,037	$285,395
Other Assets	239,010	246,389
Current Liabilities	289,193	168,842
Long-term Debt	58,912	47,529
Members’ Equity	341,942	315,413

	Three Months Ended July 31,		Nine Months Ended July 31,
Income Statement	2021	2020	2021	2020
Revenue	$320,460	$135,329	$791,715	$529,453
Gross Profit	36,373	6,894	88,993	20,647
Net Income	33,617	5,018	69,821	13,266

The Company recorded equity in net income of approximately (in 000's):

	Three Months Ended July 31,		Nine Months Ended July 31,
Equity in Net Income (Loss)	2021	2020	2021	2020
Absolute Energy	$227	$170	$1,103	$318
Guardian Energy	985	—	985	959
Homeland Energy Solutions	1,041	292	1,565	431
Other	722	(24)	2,756	265
Total	$2,975	$438	$6,409	$1,973

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

GOLDEN GRAIN ENERGY, LLC
Notes to Unaudited Condensed Financial Statements
July 31, 2021
The following tables set forth certain financial data for the Company’s reportable segments:

	Three Months Ended July 31,
	2021	2020
Net Sales
Production	$95,642,789	$44,496,287
Ethanol production investments	316,384,246	201,871,570
All Others	4,075,548	4,190,813
Reconciliation	(320,459,794)	(205,655,824)
Total Net Sales	$95,642,789	$44,902,846

Net Income
Production	$7,654,428	$2,277,073
Ethanol production investments	32,848,315	12,920,291
All Others	768,324	(512,184)
Reconciliation	(30,641,331)	(11,969,777)
Total Net Income	$10,629,736	$2,715,403

The following table sets forth the Company’s total assets by operating segment:

	July 31, 2021	October 31, 2020
Total assets:
Production	$117,938,157	$114,069,070
Ethanol production investments	405,081,997	358,692,270
All Others	284,964,928	173,092,120
Reconciliation	(662,806,536)	(506,764,519)
	$145,178,546	$139,088,941

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

We entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of Paycheck protection Program ("PPP"). Provisions of the agreement allowed for the loan to be forgiven if certain qualifications were met. On June 14, 2021 we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $860,000 for the three months ended January 31, 2021.

Results of Operations

Comparison of the Three Months Ended July 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the three months ended July 31, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	$95,642,789	100.0	$44,902,846	100.0
Cost of Goods Sold	87,543,378	91.5	41,911,412	93.3
Gross Profit	8,099,411	8.5	2,991,434	6.7
Operating Expenses	1,257,809	2.1	994,577	2.2
Operating Income	6,841,602	7.2	1,996,857	4.4
Other Income	3,788,134	4.0	718,546	1.6
Net Income	$10,629,736	11.1	$2,715,403	6.0

Revenues. Our total revenue was approximately 113% more for our third quarter of 2021 compared to the same period of 2020 due to increased ethanol, distiller grains and corn oil revenue. For our third quarter of 2021, ethanol sales accounted for approximately 81% of our total revenue, distiller grains sales accounted for approximately 13% of our total revenue, and corn oil sales accounted for approximately 6% of our total revenue. For our third quarter of 2020, ethanol sales accounted for approximately 76% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue.
The average price per gallon we received for our ethanol was approximately 79% higher for our third quarter of 2021 compared to the same period of 2020. Management attributes this increase in the average price we received for our ethanol with lower ethanol stocks and increased gasoline demand during our third quarter of 2021 compared to the same period of 2020. Management anticipates that ethanol demand will remain strong and that ethanol stocks will steadily increase which will likely stabilize ethanol prices.

We sold approximately 18% more gallons of ethanol during our third quarter of 2021 compared to the same period of 2020. Management attributes this increase in ethanol sales with increased production levels. This increase in ethanol production is due to a shorter yearly maintenance of downtime. Management anticipates that our ethanol sales will be greater during our fourth quarter of 2021 compared to our third quarter of 2021.

During our third quarter of 2021, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $282,000 which decreased our revenue. We experienced combined realized and unrealized gains of $1,279,000 on ethanol derivative instruments during the same period of 2020.

The average price per ton we received for our dried distillers grains was approximately 59% higher for our third quarter of 2021 compared to the same period of 2020. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 79% higher for our third quarter of 2021 compared to the same period of 2020. Management attributes these stronger distiller grains prices to higher corn prices, which have an impact on distiller grains prices, along with strong distiller grains demand. Management anticipates that distiller grains prices will remain strong due to current corn values which will likely continue for the rest of our 2021 fiscal year.

We sold approximately 1% more tons of dried distiller grains during our third quarter of 2021 compared to the same period of 2020 due to increased overall production at the ethanol plant, which resulted in a corresponding increase in distiller grains production and sales. Management anticipates distiller grains production and sales will increase for the remaining quarter of our 2021 fiscal year due to anticipated increases in ethanol production.

We sold approximately 30% more pounds of corn oil during our third quarter of 2021 compared to the same period of 2020. This increase in corn oil sales is due to increased overall production at the ethanol plant during the third quarter of 2021. The average price per pound we received for our corn oil was approximately 88% higher for our third quarter of 2021 compared to the same period of 2020 due to increased demand from the biodiesel industry for corn oil, which is used to make biodiesel. The reintroduction of the biodiesel blenders' tax credit has provided certainty to the biodiesel industry, which has improved corn oil demand. Management anticipates that corn oil prices will remain at current levels during the remainder our 2021 fiscal year.

    Cost of Goods Sold. Our cost of goods sold was higher for our third quarter of 2021 compared to the same period of 2020 due primarily to an increase in our average cost per bushel of corn during the 2021 period.  Our average cost per bushel of corn was approximately 120% higher during our third quarter of 2021 compared to the same period of 2020 due to increased worldwide corn demand along with lower local corn supplies due to the amount of corn harvested in the fall of 2020 in our corn purchase area. Management anticipates that corn prices will remain high for the rest of our 2021 fiscal year and could continue into our 2022 fiscal year depending on the size of the corn crop harvested in the fall of 2021.
    We used approximately 7% more bushels of corn during our third quarter of 2021 compared to the same period of 2020 due to increased production during the 2021 period. Management anticipates increased corn consumption during the remaining quarter of our 2021 fiscal year provided we experience increased production at the ethanol plant.

    Our natural gas costs increased by approximately 40% during our third quarter of 2021 compared to the same period of 2020. Our usage was approximately 11% higher and the average price we paid per MMBtu of natural gas was approximately 25% higher during our third quarter of 2021 compared to the same period of 2020. Management attributes this increase in natural gas usage with higher ethanol production and the decrease in the natural gas price with having purchased our natural gas early. Management expects higher natural gas prices during the remaining quarters of our 2021 fiscal year due to current supply and demand levels.

We experienced combined realized and unrealized gains of approximately $1,309,000 for our third quarter of 2021 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. This change was primarily due to corn price increases during our third quarter of 2021. By comparison, we experienced approximately $662,000 of combined realized and unrealized gains for the same period of 2020 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our third quarter of 2021 compared to the same period of 2020 due to increased insurance expense and computer and software updates.

Other Income (Expense). We had more other income for our third quarter of 2021 compared to the same period of 2020, due to our investments being more profitable due to increased profitability in the ethanol industry compared to the same period of 2020. We had more interest expense during our third quarter of 2021 compared to the same period of 2020 due primarily to more borrowing for deferred corn payments during the 2021 period. We had more other income for our third quarter of 2021 compared to the same period of 2020, due to our second PPP loan which was forgiven during our third quarter of 2021.

Comparison of the Nine Months Ended July 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the nine months ended July 31, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	208,746,974	100.0	$137,489,701	100.0
Cost of Goods Sold	204,856,794	98.1	138,599,885	100.8
Gross Profit (Loss)	3,890,180	1.9	(1,110,184)	(0.8)
Operating Expenses	3,692,022	2.2	3,290,584	2.4
Operating Income (Loss)	198,158	0.1	(4,400,768)	(3.2)
Other Income	8,216,265	3.9	2,712,981	2.0
Net Income (Loss)	$8,414,423	4.0	$(1,687,787)	(1.2)

Revenues. Our total revenue was higher for our nine months ended July 31, 2021 compared to the same period of 2020 due to higher average prices for our ethanol, distiller grains and corn oil. For our nine months ended July 31, 2021, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 17% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue. For our nine months ended July 31, 2020, ethanol sales accounted for approximately 77% of our total revenue, distiller grains sales accounted for approximately 19% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price per gallon we received for our ethanol was approximately 53% greater for our nine months ended July 31, 2021 compared to the same period of 2020. Management attributes this increase in the average price we received for our ethanol with lower ethanol stocks, increased gasoline prices and increased corn prices. All of these factors impact market ethanol prices. We sold approximately the same number of gallons of ethanol during our nine months ended July 31, 2021 compared to the same period of 2020.

During our nine months ended July 31, 2021, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $1,035,000 which decreased our revenue. We experienced combined realized and unrealized losses of approximately $738,000 on ethanol derivative instruments during the same period of 2020 which decreased our revenue.

The average price per ton we received for our dried distillers grains was approximately 42% higher for our nine months ended July 31, 2021 compared to the same period of 2020. In addition, the average price per ton we received for our modified/wet distillers grains was approximately 70% higher for our nine months ended July 31, 2021 compared to the same period of 2020.  Management attributes these stronger distiller grains prices to higher corn prices which has an impact on distiller grains prices along with strong distiller grains demand.

We sold approximately 3% fewer tons of dried distiller grains during our nine months ended July 31, 2021 compared to the same period of 2020 due to increased corn oil production, which resulted in a corresponding decrease in distiller grains production and sales. We sold fewer tons of modified distiller grains during our nine months ended July 31, 2021 compared to the same period of 2020 due to increased corn oil production.

We sold approximately 7% more pounds of corn oil during our nine months ended July 31, 2021 compared to the same period of 2020. This increase in corn oil sales is due to increased corn oil extraction from our distillers grains based on market conditions favoring corn oil sales during the nine months ended July 31, 2021. The average price per pound we received for our corn oil was approximately 88% higher for our nine months ended July 31, 2021 compared to the same period of 2020 due to demand from the biodiesel industry for corn oil which is used to make biodiesel along with higher soybean oil prices. The reintroduction of the biodiesel blenders' tax credit has provided certainty to the biodiesel industry which has improved corn oil demand.

    Cost of Goods Sold. Our cost of goods sold was higher for our nine months ended July 31, 2021 compared to the same period of 2020 due primarily to an increase in our average cost per bushel of corn during the 2021 period.  Our average cost per bushel of corn was approximately 58% higher during our nine months ended July 31, 2021 compared to the same period of 2020 due to increased worldwide corn demand along with lower local corn supplies due to the amount of corn harvested in the fall of 2020 in our corn purchase area. We used a comparable number of bushels of corn during our nine months ended July 31, 2021 compared to the same period of 2020.

    Our natural gas costs increased by approximately 10% during our nine months ended July 31, 2021 compared to the same period of 2020. Our natural gas usage was comparable and the average price we paid per MMBtu of natural gas was approximately 9% greater during our nine months ended July 31, 2021 compared to the same period of 2020. The increase in our average cost of natural gas was due to cold winter weather which resulted in increased natural gas demand for heating needs along with higher energy prices generally.

We experienced combined realized and unrealized losses of approximately $8,877,000 for our nine months ended July 31, 2021 related to our corn and natural gas derivative instruments which increased our cost of goods sold. This change was primarily due to corn price increases during our nine months ended July 31, 2021. By comparison, we experienced approximately $1,766,000 of combined realized and unrealized gains for the same period of 2020 related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our nine months ended July 31, 2021 compared to the same period of 2020 due to increased insurance expense and computer and software updates.

Other Income (Expense). We had more other income for our nine months ended July 31, 2021 compared to the same period of 2020, due to our PPP loan which was forgiven during our first quarter of 2021. We had more interest expense during our nine months ended July 31, 2021 compared to the same period of 2020 due primarily to more borrowing for deferred corn payments during the 2021 period. During our nine months ended July 31, 2021, our investments were more profitable due to increased profitability in the ethanol industry compared to the same period of 2020.

Changes in Financial Condition for the Nine Months Ended July 31, 2021

    Current Assets. We had less cash and equivalents at July 31, 2021 compared to October 31, 2020 due to deferred corn payments we made during our first quarter of 2021. We had less marketable securities at securities at July 31, 2021 compared to October 31, 2020 since we used cash from these marketable securities for operations. The value of our accounts receivable were lower at July 31, 2021 compared to October 31, 2020 due to the timing of our quarter end and shipments of our products. The value of our inventory was higher at July 31, 2021 compared to October 31, 2020 due to the timing of our quarter end and additional raw material and finished goods inventory at the end of our third quarter of 2021. We had less other receivables at July 31, 2021 compared to October 31, 2020 due to timing of receiving payments. Prepaid expenses were higher at July 31, 2021 compared to October 31, 2020 due to payment of our annual insurance premiums in the beginning of our 2021 fiscal year.

    Property and Equipment. The net value of our property and equipment was higher at July 31, 2021 compared to October 31, 2020 due to the net effect of the value of our construction projects partially offset by regular depreciation of our assets during our 2021 fiscal year. We had approximately $14.8 million in construction in progress at July 31, 2021 primarily related to plant improvement projects for our grain handling equipment.

    Other Assets. Our other assets were higher at July 31, 2021 compared to October 31, 2020 due to no new loan agreement costs and an increase in the value of our investments. The value of our lease right of use assets was higher at July 31, 2021 compared to October 31, 2020 due to the net effect of new leases and continued amortization of our existing leases.

    Current Liabilities. Our current liabilities at July 31, 2021 were higher compared to October 31, 2020 due to higher accounts payable and accrued liabilities at July 31, 2021 associated with our corn purchases. We had more retainage payable related to our ongoing construction activities at July 31, 2021 compared to October 31, 2020. We had no amount owed on our long-term debt since our second PPP loan was forgiven during our third quarter of 2021. We had more current liabilities related to our leases as we added new leases during our 2021 fiscal year.

    Long-term Liabilities. Our long-term liabilities associated with our deferred compensation was higher at July 31, 2021 compared to October 31, 2020 due to deferred bonus payables owed to our management team. At July 31, 2021 we had more long-term liabilities associated with our operating leases due to new leases we added during our 2021 fiscal year. We had no long-term debt related to the second PPP loan which was forgiven during our third quarter of 2021.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash generated from our operations to continue to operate the ethanol plant at capacity for the next 12 months. However, additional funds may be necessary to fund plant projects if a negative margin environment returns for an extended period of time. As of July 31, 2021, we had $35 million available pursuant to our revolving term loan and approximately $15.2 million in cash and equivalents and marketable securities.

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

The following table shows our cash flows for the nine months ended July 31, 2021 and 2020:

	Nine Months Ended July 31,
	2021	2020
Net cash provided by operating activities	$6,711,784	$7,450,920
Net cash (used in) investing activities	(7,300,940)	(7,421,864)
Net cash (used in) financing activities	(3,136,059)	(1,126,800)

Cash Flow From Operations

Our cash flow from operations for the nine months ended July 31, 2021 was lower compared to the same period of 2020 due primarily to increased net income, partially offset by changes in our inventory for the nine months ended July 31, 2021 compared to the same period of 2020.

Cash Flow From Investing Activities

We used less cash for investing activities during our nine months ended July 31, 2021 compared to the same period of 2020 primarily due to the net effect of more capital expenditures during the 2021 period offset by cash we received from sales of marketable securities. During the 2021 period we converted marketable securities to cash which impacted our cash flow from investing activities. During the 2020 period we used cash to purchase marketable securities.

Cash Flow From Financing Activities.

During our nine months ended July 31, 2021, we used more cash for financing activities compared to the same period of 2020 primarily due to a larger distribution we paid during the 2021 period.

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

Reducing Revolving Loan

As of July 31, 2021, we had no outstanding balance on our Reducing Revolving Loan with an accrued interest rate of 3.4% in excess of the London Interbank Offered Rate ("LIBOR") which equaled 3.49% per year at July 31, 2021. As of July 31, 2021, we had $35 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of July 31, 2021, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

We entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of PPP. The loan matures on February 8, 2026 and has an interest rate of 1%. Provisions of the agreement allowed for the loan to be forgiven if certain qualifications were met. On June 14, 2021, we were notified that this entire loan was forgiven.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have limited exposure to interest rate changes as we did not have any amounts outstanding on our variable interest rate loans as of July 31, 2021. We have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.
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

As of July 31, 2021, we had price protection or delivery protection in place for approximately 14% of our anticipated corn needs, 4% of our natural gas needs and 3% of our ethanol sales for the next 12 months and approximately 3% of our natural gas needs for the next 24 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of July 31, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from July 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,724,000	MMBTU	10%	$555,000
Ethanol	116,598,000	Gallons	10%	20,988,000
Corn	34,247,000	Bushels	10%	23,528,000

For comparison, the results of this analysis for the one year period from July 31, 2020.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	725,000	MMBTU	10%	$186,000
Ethanol	117,438,000	Gallons	10%	13,388,000
Corn	36,100,000	Bushels	10%	11,263,000

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

Our management, including our President and Chief Executive Officer (the principal executive officer), Chad Kuhlers, along with our Chief Financial Officer (the principal financial officer), Brooke Peters, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    For the quarter ended July 31, 2021, there has been no change in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended October 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Mine Safety Disclosures

    None.

Item 5. Other Information

    None.

Item 6. Exhibits.

(a)The following exhibits are filed as part of this report.

Exhibit No.	Exhibit
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)*
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)*
32.1	Certificate Pursuant to 18 U.S.C. Section 1350*
32.2	Certificate Pursuant to 18 U.S.C. Section 1350*
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	September 10, 2021	/s/ Chad Kuhlers
Chad Kuhlers
Chief Executive Officer
(Principal Executive Officer)

Date:	September 10, 2021	/s/ Brooke Peters
Brooke Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)