Form 10-K
period 2021-10-31
GOLDEN GRAIN ENERGY
filed 2021-12-30
CIK 1206942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	For the fiscal year ended	October 31, 2021

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

	COMMISSION FILE NUMBER	000-51177

GOLDEN GRAIN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	02-0575361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes     ☒ No

As of April 30, 2021, the aggregate market value of the Class A membership units held by non-affiliates (computed by reference to the most recent offering price of Class A membership units) was $14,964,834. As of April 30, 2021, the aggregate market value of the Class B membership units held by non-affiliates (computed by reference to the most recent offering price of the Class B membership units) was $363,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 30, 2021, there were 18,953,000 Class A membership units outstanding and 920,000 Class B membership units outstanding.

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

We entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of Paycheck protection Program ("PPP"). Provisions of the agreement allowed for the loan to be forgiven if certain qualifications were met. On June 14, 2021 we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $838,000 for the three months ended July 31, 2021.

Principal Products

    The principal products that we produce are ethanol, distiller grains and corn oil. The table below shows the approximate percentage of our total revenue which is attributed to each of our principal products for each of our last three fiscal years.

Product	Fiscal Year 2021	Fiscal Year 2020	Fiscal Year 2019
Ethanol	79%	78%	79%
Distiller Grains	16%	18%	17%
Corn Oil	5%	4%	4%

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

Currently, the United States ethanol industry exports a significant amount of distiller grains. According to the U.S. Grains Council, during the 2020/2021 marketing year, the largest importers of United States distiller grains were Vietnam, the European Union, South Korea, Mexico and Turkey. China was not a significant source of export demand due to increased tariffs which make United States distillers grains not feasible for export to China. According to the U.S. Energy Information Administration, Canada, India, Columbia, Switzerland, Philippines, Peru and the European Union were top destinations for ethanol exports during our 2021 fiscal year. Tariffs implemented by Brazil and China on ethanol imported from the United States reduced export demand from these markets. Trade barriers with key markets may continue to take a toll on ethanol export demand negatively effecting domestic ethanol prices. Ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and has required the United States producers to seek out other markets for their products. These trade barriers resulted in Brazil importing essentially no ethanol from the United States during our 2021 fiscal year.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. Corn prices were higher during our 2021 fiscal year compared to previous years due primarily to increased corn demand along with a smaller corn crop which was harvested in the fall of 2020. We have not had difficulty securing the corn we need to operate the ethanol plant. The corn crop harvested in the fall of 2021 was larger than in 2020 which management anticipates will have a positive impact on the price we pay for corn during our 2022 fiscal year. Since corn is the primary raw material we use to produce our products, the availability and cost of corn can have a significant impact on the profitability of our operations.

Natural Gas

    Natural gas is an important input to our manufacturing process. We use natural gas to dry our distiller grains products to moisture contents at which they can be stored for longer periods of time. This allows the distiller grains we produce to be transported greater distances to serve broader livestock markets. We entered into an agreement with Interstate Power and Light Company to deliver all of the natural gas required by the plant. The agreement continues for a period of 5 years ending on December 31, 2023, with the option for the parties to agree to 1-year extensions thereafter. We do not anticipate any problems securing the natural gas we require to continue to operate the ethanol plant at capacity during our 2022 fiscal year or beyond.

Electricity

We have an agreement with Interstate Power and Light Company to supply all electricity required by the plant. The agreement is month-to-month and may be terminated by either party by giving 60 days prior written notice. We have elected to continue this contract on a month-to-month basis and have not given or received notice of termination of this agreement. We do not anticipate any problems securing the electricity that we require to continue to operate the ethanol plant at capacity during our 2022 fiscal year or beyond.

Water

    The primary water supply for our plant is generated by one 800 gallon-per-minute pump at the well drilled at the plant site. We have a second high capacity well that has capacity to produce 600 gallons of water per minute. These two wells provide adequate water capacity to operate the plant under normal circumstances. In addition, we are connected to the City of Mason City's water supply for fire protection and in the event the water supplied by our wells is not sufficient. We have installed an underground distribution system for potable water, process water, fire protection and sanitary sewer lines. In addition, we pay Mason City for any potable water usage at the plant based on our actual usage times the current rate ordinance. In November 2018, we commissioned a third water well that has the capacity of producing an additional 500 gallons of water per minute.  With these three wells, we can produce over 1,500 gallons of water per minute on site and will likely be less dependent on the City of Mason City for our water supply. We do not anticipate any problems securing the water that we require to continue to operate the ethanol plant at capacity during our 2022 fiscal year or beyond.

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

Working Capital

    We primarily use our working capital for purchases of raw materials necessary to operate the ethanol plant and for capital expenditures to maintain and upgrade the ethanol plant. Our primary sources of working capital are income from our operations as well as our revolving term loan with our primary lender, Farm Credit Services of America ("Farm Credit"). For our 2022 fiscal year, we anticipate using cash from our operations to maintain our current plant infrastructure. Management believes that we will be able to secure sufficient working capital to continue to operate the plant at capacity.

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

Competition

We are in direct competition with numerous ethanol producers, many of which have greater resources than we do. As of October 31, 2021, the Renewable Fuels Association ("RFA") estimates that there are 210 ethanol production facilities in the United States with capacity to produce approximately 17.4 billion gallons of ethanol per year. The largest ethanol producers include Archer Daniels Midland, Green Plains Renewable Energy, POET Biorefining, and Valero Renewable Fuels, each of which are capable of producing significantly more ethanol than we produce.

The following table identifies the largest ethanol producers in the United States along with their production capacities.

U.S. FUEL ETHANOL PRODUCTION CAPACITY
BY TOP PRODUCERS*
Producers of Approximately 1 billion gallons per year or more

Company	Current Capacity (MMgy)	Percent of Market
Poet Biorefining	2,648	15.2%
Valero Renewable Fuels	1,740	10.0%
Archer Daniels Midland	1,674	9.6%
Green Plains Renewable Energy	934	5.4%
TOTAL	6,996	40.2%
        Updated: October 31, 2021
*According to RFA Information

Ethanol Competition

    Ethanol is a commodity product where competition in the industry is predominantly based on price and consistent fuel quality. Larger ethanol producers may be able to realize economies of scale in their operations that we are unable to realize. Further, we compete with companies which are subsidiaries of larger oil companies. These oil companies are required to blend a certain amount of ethanol each year. Therefore, the oil companies may be able to operate their ethanol production facilities at times when it is unprofitable for us to operate our ethanol plant. Further, some ethanol producers own multiple ethanol plants which may allow them to compete more effectively by providing them flexibility to run certain production facilities while they have other facilities shut down. This added flexibility may allow these ethanol producers to compete more effectively, especially during periods when operating margins are unfavorable in the ethanol industry. Finally some ethanol producers which own ethanol plants in geographically diverse areas of the United States may spread the risk they encounter related to feedstock prices.

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

    In addition to domestic producers of ethanol, we face competition from ethanol produced in foreign countries, particularly Brazil. Ethanol imports have been lower in recent years and ethanol exports have been higher which was one of the reasons for improved operating margins in the ethanol industry. As of May 1, 2013, Brazil increased its domestic ethanol use requirement from 20% to 25% which decreased the amount of ethanol available in Brazil for export. However, in August 2017 Brazil instituted a tariff on ethanol produced in the United States, but Brazil set a quote of a certain number of gallons of ethanol which could be imported into Brazil without the tariff. In December 2020, the Brazilian quota expired so all ethanol produced in the United States and exported to Brazil is now subject to Brazil's import tariff. As a result, the United States did not export any ethanol to Brazil during 2021. In the future, we may experience increased ethanol imports from Brazil which could put negative pressure on domestic ethanol prices and result in excess ethanol supply in the United States.

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

Corn Oil Competition

    We compete with many ethanol producers for the sale of corn oil. Many ethanol producers have installed the equipment necessary to separate corn oil from the distiller grains they produce which has increased competition for corn oil sales and has had a negative impact on market corn oil prices.

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

    The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided one of the following two conditions have been met: (1) there is inadequate domestic renewable fuel supply; or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States. Annually, the EPA is required to pass a rule that establishes the number of gallons of conventional and advanced renewable fuels that must be used in the United States which is called the renewable volume obligations (RVO). In previous years, the EPA granted small refinery exemptions from the RFS while not using its authority to waive the RFS statutory volume requirements. These small refinery exemptions created unallocated gallons reducing the corn-based conventional biofuel RFS requirements by 2.25 billion gallons in 2018 and 2 billion gallons in 2019. These small refinery exemptions had a significant negative impact on domestic demand for ethanol and have resulted in negative operating margins in the ethanol industry.

    On November 30, 2018, the final RVO for 2019 was set at 19.29 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. However, the EPA did not address small refinery exemptions in its 2019 RVO release. In addition, the EPA did not address the reallocation of 500 million gallons from the 2016 RVO which was ordered by a federal court in a recent lawsuit. In June 2019, the EPA proposed an RVO of 20.04 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 19, 2019, the final RVO for 2020 was set at 20.09 billion gallons and the corn-based ethanol RVO was set at 15 billion gallons. On December 7, 2021, the EPA proposed RVOs for 2021 and 2022 along with a proposed reduction to the 2020 RVO. For 2022, the EPA proposed a 15 billion gallon RVO for corn-based ethanol. The EPA proposes a 13.3 billion gallon for corn-based ethanol in 2021, a reduction from the statutory corn-based ethanol RVO of 15 billion gallons. Finally, the EPA is proposing reducing the RVO for 2020 by 2.5 billion gallons. The ethanol industry has been pushing the EPA to reverse the effects of these small refinery waivers which we believe are the reason for the poor operating margins during 2018 and 2019. In January 2020, the Tenth Circuit Court of Appeals ruled that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. This ruling was recently partially reversed to provide that smaller refiners who have allowed their exemption to lapse can reapply.

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

    Many in the ethanol industry believe that it will be impossible to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later. However, there are still state hurdles that need to be addressed in some states before E15 will become more widely available. Many states still have regulatory issues that prevent the sale of E15. Sales of E15 may be limited because it is not approved for use in all vehicles, the EPA requires a label that management believes may discourage consumers from using E15, and retailers may choose not to sell E15 due to concerns regarding liability. In June 2019, the Trump administration approved the use of E15 year-round. However, this rule was challenged in court and was reversed.

In May 2020, the United States Department of Agriculture ("USDA") announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure. In October 2020, the USDA announced the first round of awards to recipients of $22 million worth of grants. A second round of grants was awarded equal to $18.4 million. In August 2021, the USDA announced an additional $26 million in infrastructure grants, bringing the total grants under the program to a total of $66.4 million.

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

    We have obtained all of the necessary permits to operate the ethanol plant. During our 2021 fiscal year, we incurred costs and expenses of approximately $299,000 complying with environmental laws, including the cost of obtaining permits. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.

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

Employees

As of October 31, 2021, we had 53 full-time employees and no part-time employees. We anticipate that we will have approximately 55 full-time employees and no part-time employees during the next 12 months.

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

Risks Relating to Our Business

We are subject to global and regional economic downturns and related risks and the effects of COVID-19 or another pandemic may materially and adversely affect demand and the market price for our products. The level of demand for our products is affected by global and regional demographic and macroeconomic conditions. A significant downturn in global economic growth, or recessionary conditions in major geographic regions for prolonged periods, may lead to reduced demand for our products, which could have a negative effect on the market price of our products. In December 2019, a novel coronavirus surfaced in Wuhan, China (“COVID-19”). The spread of COVID-19 worldwide has resulted in businesses suspending or substantially curtailing global operations and travel, quarantines, and an overall slowdown of economic activity. During 2020, transportation fuels in particular, including ethanol, experienced significant price declines and reduced demand which could return in the future. The effects of COVID-19 have and may continue to materially and adversely affect the market price for our products, our business, results of operations and liquidity.

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

    Declines in the price of ethanol or distiller grains would significantly reduce our revenues. The sales prices of ethanol and distiller grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller grains to continue to be volatile in our 2022 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by changes in ethanol demand. Declines in the prices we receive for our ethanol and distiller grains could lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Decreasing gasoline prices may lower ethanol prices which could negatively impact our ability to operate profitably. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, demand for ethanol may be reduced. Historically, the price of ethanol was less than the price of gasoline which increased demand for ethanol from fuel blenders. However, in recent years, gasoline prices were lower which reduced the spread between the price of gasoline and the price of ethanol and led to decreased ethanol demand. If gasoline prices decrease again during our 2022 fiscal year, it could result in lower ethanol prices which could decrease the value of our units.

    We may be forced to reduce production or cease production altogether if we are unable to secure the corn we require to operate the ethanol plant. We require a significant amount of corn to operate the ethanol plant at capacity. In recent years, the supply of corn in the market has been higher and we have not had difficulty securing the corn we require at prices that allow us to operate profitably. However, during 2020 we experienced poor weather conditions which impacted the corn crop which was harvested in the fall of 2020 in our corn purchase area. The smaller corn crop in our corn purchase area resulted in higher corn prices during our 2021 fiscal year and may continue to negatively impact corn prices during our 2022 fiscal year. If we are unable to secure the corn we require to continue to operate the ethanol plant, or we are unable to secure corn at prices that allow us to operate profitably, we may have to reduce production or cease operating altogether which may negatively impact the value of our units.

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

    Excess ethanol supply in the market could put negative pressure on the price of ethanol which could lead to tight operating margins and may impact our ability to operate profitably. In the past, the ethanol industry has confronted market conditions where ethanol supply exceeded demand which led to unfavorable operating conditions. A disconnect between ethanol supply and demand can result in lower ethanol prices which can result in unfavorable operating conditions. The United States benefited from additional exports of ethanol in recent years which may not continue to occur during our 2022 fiscal year. We may experience periods of ethanol supply and demand imbalance during our 2022 fiscal year. If we experience excess ethanol supply, either due to increased ethanol production or lower gasoline demand, it could negatively impact the price of ethanol which could hurt our ability to profitably operate the ethanol plant.

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

    A reduction in ethanol exports to Brazil due to the imposition by the Brazilian government of a tariff on U.S. ethanol could have a negative impact on ethanol prices. Brazil has historically been a top destination for ethanol produced in the United States. However, in 2017, Brazil imposed a 20% tariff on ethanol which is produced in the United States and exported to Brazil after a small quota is reached. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant. The effect of the tariff has been mitigated somewhat by the adoption of a rate tariff quota that allows 750 million liters of ethanol annually to be allowed into Brazil before the tariff applies. However, this rate tariff quota expired on December 14, 2020, so all of the ethanol exports to Brazil are subject to the 20% tariff. This tariff has negatively impacted ethanol demand and prices in the United States.

    Many ethanol producers are expanding their production capacity which could lead to an oversupply of ethanol in the United States. In recent years, many ethanol producers have commenced projects to expand their ethanol production capacities. These expansions have resulted in a significant increase in the supply of ethanol in the United States. Currently, ethanol prices are supported by ethanol exports which may not continue at their current levels. While many in the ethanol industry are working to increase the amount of ethanol that is used domestically, specifically in the form of E15, which contains 15% ethanol as compared to the 10% ethanol which is used in most current blends, adoption of E15 has not been as rapid as most ethanol producers would like. Also, the additional ethanol capacity has in the past and may continue to exceed current domestic and export demand. An oversupply of ethanol could negatively impact domestic ethanol prices which could negatively impact our ability to profitably operate the ethanol plant.

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

Risks Related to Regulation and Governmental Action

    Government incentives for ethanol production may be reduced or eliminated in the future, which could hinder our ability to operate at a profit. The ethanol industry is assisted by various federal and state ethanol incentives, the most important of which is the RFS set forth in the Energy Policy Act of 2005. The RFS helps support a market for ethanol that might disappear without this incentive. The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In December 2021 the EPA proposed a renewable volume obligation for 2021 below the statutory volume requirements and proposed a reduction in the renewable volume obligations for 2020. If the final renewable volume obligations match the EPA's proposal or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress in the future, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

As of October 31, 2021, there were approximately 883 holders of record of our Class A and Class B units.

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

Quarter	Low Price	High Price	Average Price	Number of Units Traded
2020 1st	—	—	—	None
2020 2nd	$6.50	$6.50	$6.50	16,000
2020 3rd	$6.00	$6.00	$6.00	15,000
2020 4th	$5.90	$5.90	$5.90	4,000
2021 1st	$5.00	$5.50	$5.13	40,000
2021 2nd	$5.00	$6.00	$5.28	115,250
2021 3rd	$5.50	$5.50	$5.50	5,000
2021 4th	$5.00	$5.75	$5.43	31,666

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

Seller's Quarter	Low Price	High Price	Average Price	Number of Units Posted
2020 1st	$6.60	$7.00	$6.90	48,000
2020 2nd	$6.00	$6.75	$6.45	54,500
2020 3rd	$6.00	$6.75	$6.33	47,000
2020 4th	$5.75	$6.00	$5.88	41,666
2021 1st	$5.00	$6.00	$5.50	110,000
2021 2nd	$5.75	$5.75	$5.75	2,000
2021 3rd	$6.00	$6.00	$6.00	10,000
2021 4th	$5.75	$6.50	$6.10	14,656

Buyer's Quarter	Low Price	High Price	Average Price	Number of Units Posted
2020 1st	—	—	—	None
2020 2nd	—	—	—	None
2020 3rd	—	—	—	None
2020 4th	—	—	—	None
2021 1st	4.00	4.00	4.00	10,000
2021 2nd	4.75	4.75	4.75	10,000
2021 3rd	5.50	5.50	5.50	5,000
2021 4th	—	—	—	None

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

PERFORMANCE GRAPH

    The following graph shows a comparison of cumulative total member return since November 1, 2016, calculated on a dividend reinvested basis, for the Company, the NASDAQ Composite Index (the "NASDAQ Market Index") and an index of other companies that have the same SIC code as the Company (the "SIC Code Index"). The graph assumes $100 was invested in each of our units, the NASDAQ Market Index, and the SIC Code Index on November 1, 2016. Data points on the graph are annual. Note that historic unit price performance is not necessarily indicative of future unit price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Golden Grain Energy, LLC
NASDAQ Index
SIC Code Index
$350
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021
ASSUMES $100 INVESTED ON NOV. 01, 2016
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING OCT. 31, 2021

Company/Market/Peer Group	10/31/2016	10/31/2017	10/31/2018	10/31/2019	10/31/2020	10/31/2021
Golden Grain Energy, LLC	$100.00	$115.38	$140.11	$140.11	$112.09	$108.29
NASDAQ Index	$100.00	$131.13	$143.90	$165.15	$219.40	$313.72
SIC Code Index	$100.00	$127.01	$32.71	$29.29	$25.66	$39.03

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

ITEM 6.    [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Fiscal Years Ended October 31, 2021 and 2020

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2021 and 2020:

	2021		2020
Statement of Operations Data	Amount	%	Amount	%
Revenues	$303,435,418	100.0	$194,329,476	100.0
Cost of Goods Sold	287,226,420	94.7	188,782,979	97.1
Gross Profit	16,208,998	5.3	5,546,497	2.9
Operating Expenses	4,594,963	1.5	4,144,385	2.1
Operating Income	11,614,035	3.8	1,402,112	0.7
Other Income, net	12,883,939	4.3	4,476,551	2.3
Net Income	$24,497,974	8.1	$5,878,663	3.0

Revenues. Our total revenue was greater for our 2021 fiscal year compared to the same period of 2020, primarily due to increased ethanol, distillers grains and corn oil revenue during the 2021 period. For our 2021 fiscal year, ethanol sales accounted for approximately 79% of our total revenue, distiller grains sales accounted for approximately 16% of our total revenue, and corn oil sales accounted for approximately 5% of our total revenue. For our 2020 fiscal year, ethanol sales accounted for approximately 78% of our total revenue, distiller grains sales accounted for approximately 18% of our total revenue, and corn oil sales accounted for approximately 4% of our total revenue.
The average price we received per gallon of ethanol we sold was approximately 37.4% more for our 2021 fiscal year compared to the same period of 2020. Management attributes this increase in the average price we received for our ethanol to higher ethanol demand and relatively lower ethanol stocks during our 2021 fiscal year compared to the same period of 2020. Management anticipates that ethanol prices will remain higher than in recent years as ethanol demand remains strong. Further, ethanol stocks remain relatively lower which continues to support ethanol prices.

We sold approximately 0.8% fewer gallons of ethanol during our 2021 fiscal year compared to the same period of 2020 due to decreased ethanol production. We produced less ethanol during our 2021 fiscal year compared to the same period of 2020 as we focused on corn to ethanol conversion rates which resulted in improved efficiency but less overall production. Our corn to ethanol conversion rate increased by approximately 1% during our 2021 fiscal year compared to the same period of 2020. Management anticipates that ethanol production will be higher during our 2022 fiscal year compared to our 2021 fiscal year provided that profitability in the ethanol industry is maintained.

During our 2021 ethanol demand was supported by additional exports which positively impacted ethanol prices. However, during our 2020 fiscal year, because the COVID-19 pandemic impacted gasoline demand globally as many countries implemented travel restrictions to avoid the spread of the virus, we did not experience the same level of export demand as in prior years. Management anticipates that export demand may be lower in our 2022 fiscal year due to higher domestic ethanol prices which tend to result in less export demand.

During our 2021 fiscal year, we experienced combined realized and unrealized losses on our ethanol derivatives of approximately $2,922,000 which decreased our revenue. By comparison, we experienced combined realized and unrealized losses on our ethanol derivative instruments of approximately $1,243,000 during our 2020 fiscal year which decreased our revenue.

The average price per ton we received for our dried distiller grains and modified/wet distiller grains were each higher for our 2021 fiscal year compared to the same period of 2020. Management attributes these price increases with higher corn prices and somewhat lower distiller grains supplies in the marketplace during our 2021 fiscal year. Distiller grains have become an important part of animal feeding rations which can have an impact on prices when the market supply is lower. Management anticipates that global corn and soybean prices may be lower during our 2022 fiscal year due to a larger corn harvest in 2021 which may result in lower distiller grains prices during our 2022 fiscal year.

Distiller grains prices have been impacted during our recent fiscal years as a result of Chinese trade policies which impacted distiller grains. In 2017, China implemented final tariffs on United States distiller grains which essentially closed the Chinese markets for United States producers. Management believes that this trade dispute has negatively impacted our profitability which could continue during our 2022 fiscal year. In addition, trade negotiations and tariffs continue to affect global supply and demand of both corn and distiller grains. If there are significant changes in these policies, it could have a material impact on both demand and commodity pricing.

We sold approximately 3% fewer total tons of distiller grains during our 2021 fiscal year compared to the same period of 2020 due to decreased ethanol production along with increased corn oil production. When we increase the amount of corn oil we produce, it results in less total tons of distiller grains. Management anticipates increased distiller grains sales during our 2022 fiscal year as we anticipate increased ethanol production during our 2022 fiscal year.

The average price we received for our corn oil was approximately 48% higher during our 2021 fiscal year compared to the same period of 2020. Corn oil prices have been positively impacted by the extension of the biodiesel blenders' credit which has provided certainty to the biodiesel market along with higher soybean oil and commodities prices generally. The corn oil we produce is also used for animal feed and certain industrial uses.

We sold approximately 7% more pounds of corn oil during our 2021 fiscal year compared to the same period of 2020 due to an increase in the amount of corn oil we extracted per bushel of corn for the 2021 period. Management anticipates a similar amount of corn oil sales during our 2022 fiscal year.

    Cost of Goods Sold. Our cost of goods sold was higher for our 2021 fiscal year compared to the same period of 2020 due to increased corn costs per bushel and higher natural gas costs per MMBtu during the 2021 period. We used less corn and natural gas during our 2021 fiscal year compared to the same period of 2020 due to reduced overall production during the 2021 period. Our average cost per bushel of corn before derivative activities was approximately 39% higher during our 2021 fiscal year compared to the same period of 2020. Management attributes this increase in corn prices with a smaller corn crop harvested in the fall of 2020 along with increased corn demand during our 2021 fiscal year. Management anticipates that corn costs will be lower during our 2022 fiscal year because of a larger corn crop harvested in the fall of 2021.

    We used slightly less bushels of corn during our 2021 fiscal year compared to 2020 due primarily to decreased ethanol production partially offset by improved corn to ethanol conversion efficiency. Management anticipates consistent corn consumption during our 2022 fiscal year compared to our 2021 fiscal year provided that we can maintain positive operating margins that allow us to continue to operate the ethanol plant at capacity.

    Our natural gas costs increased by approximately 19% during our 2021 fiscal year compared to the same period of 2020 primarily due to higher natural gas prices per MMBtu partially offset by less natural gas usage during our 2021 fiscal year. Our average cost per MMBtu of natural gas was approximately 19% higher during our 2021 fiscal year compared to the same period of 2020. Management anticipates that 2022 natural gas prices will be similar to our 2021 fiscal year due to derivative positions that we anticipate will help protect from market and weather volatility during 2022. However, if we experience an exceptionally cold and long winter during our 2022 fiscal year or a significant change in supply, we could see a slight increase in natural gas prices. Our natural gas use during our 2021 fiscal year was less than 1% less than our natural gas usage during our 2020 fiscal year.

We experienced approximately $9,319,000 of combined realized and unrealized loss for our 2021 fiscal year related to our corn and natural gas derivative instruments which increased our cost of goods sold. By comparison, we experienced approximately $821,000 of combined realized and unrealized gains for our 2020 fiscal year related to our corn and natural gas derivative instruments which decreased our cost of goods sold. We recognize the gains or losses that result from the changes in the value of our derivative instruments from corn and natural gas in cost of goods sold as the changes occur.  As corn and natural gas prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.

Operating Expenses. Our operating expenses were higher during our 2021 fiscal year compared to the same period of 2020 primarily due to increases in property tax and insurance expenses. Management anticipates that our operating expenses will be higher during our 2022 fiscal year compared to our 2021 fiscal year due to anticipated higher property tax expense, insurance costs and increased regular plant maintenance expenses.

Other Income. Other income items, including equity in net income of investments, interest and other, were higher for our 2021 fiscal year compared to the same period of 2020 due primarily to an increase in our portion of the net income generated by our investments. Our investments are in companies in the ethanol industry. We had less interest income during our 2021 fiscal year compared to the same period of 2020 due to having less cash on hand during the 2021 period.
Results of Operations

Comparison of the Fiscal Years Ended October 31, 2020 and 2019

The following table shows the results of our operations and the percentage of revenues, cost of goods sold, operating expenses and other items to total revenues in our statement of operations for the fiscal years ended October 31, 2020 and 2019:

	2020		2019
Statement of Operations Data	Amount	%	Amount	%
Revenues	$194,329,476	100.0	$203,793,847	100.0
Cost of Goods Sold	188,782,979	97.1	203,969,863	100.1
Gross Profit	5,546,497	2.9	(176,016)	(0.1)
Operating Expenses	4,144,385	2.2	3,706,721	1.8
Operating Income	1,402,112	0.7	(3,882,737)	(1.9)
Other Income (Expense), net	4,476,551	2.3	2,170,335	1.1
Net Income	$5,878,663	3.0	$(1,712,402)	(0.8)

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

The average price we received for our corn oil was approximately the same during our 2020 fiscal year compared to the same period of 2019. Corn oil prices were positively impacted by the extension of the biodiesel blenders' credit which provided certainty to the biodiesel market. The corn oil we produce is also used for animal feed and certain industrial uses.

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

Changes in Financial Condition for the Fiscal Years Ended October 31, 2021 and 2020

    Current Assets. We had approximately $19.4 million in cash and equivalents at October 31, 2021 compared to approximately $17.6 million in cash and equivalents at October 31, 2020. In addition, at October 31, 2021 we had approximately $1.4 million in marketable securities associated with short-term investments we purchased during our recent fiscal years. This compares to approximately $5,113,000 of marketable securities at October 31, 2020. We had a higher accounts receivable balance at October 31, 2021 compared to October 31, 2020 which is due to a higher price of ethanol and timing of sales at the end of 2021 compared to the end of 2020. The asset value of our derivative instruments was higher at October 31, 2021 compared to October 31, 2020 due to changes in the unrealized gain we had on our derivative instruments. The value of our corn inventory was higher at October 31, 2021 compared to October 31, 2020 primarily due to higher corn costs per bushel and more corn on hand at the end of our 2021 fiscal year compared to the end of our 2020 fiscal year. Our finished goods inventory was lower at October 31, 2021 compared to October 31, 2020 due to the timing of shipments of our products.

    Property and Equipment. The net value of our property and equipment was higher at October 31, 2021 compared to October 31, 2020 due to capital projects we put into service during our 2021 fiscal year, partially offset by regular depreciation of our assets. Plant improvements during our 2021 fiscal year primarily included additional grain storage and grain handling equipment.

    Other Assets. Our investments and other assets were slightly higher at October 31, 2021 compared to October 31, 2020 due mainly to more net income generated by investments compared to distributions received from investments during the 2021 fiscal year which increases the asset balance. We had increased right of use assets related to additional equipment leases at October 31, 2021 compared to October 31, 2020.

    Current Liabilities. Our accounts payable balance was higher at October 31, 2021 compared to October 31, 2020 due primarily to an increase in our payables for corn purchases at October 31, 2021. As of October 31, 2021 we had approximately $1.1 million associated with our leases compared to approximately $1 million at October 31, 2020.

    Long-term Liabilities. Our deferred compensation was higher at October 31, 2021 compared to October 31, 2020 due to increased bonus deferrals related to our management bonuses that were awarded during previous fiscal years, but will be paid in future years. We had no long-term debt liability at October 31, 2021 because our PPP loan was forgiven during our 2021 fiscal year. At October 31, 2021 we had approximately $1.6 million in long-term lease liabilities related to the new accounting treatment of operating leases. At October 31, 2021 we had approximately $1.2 million in deferred revenue related to our tax increment financing related to our plant expansion project.

Liquidity and Capital Resources

    Based on financial forecasts performed by our management, we anticipate that we will have sufficient cash from our current credit facilities and cash from our operations to continue to operate the ethanol plant at capacity for the next 12 months. As of October 31, 2021, we had $30 million available pursuant to our revolving term loan. In addition, we had approximately $19.4 million in cash and equivalents and approximately $1.4 million in short-term marketable securities at October 31, 2021.

    We do not anticipate securing any additional equity or debt financing for working capital in the next 12 months. However, if we experience unfavorable operating conditions, we may have to secure additional sources of capital.

The following table shows our cash flows for the fiscal years ended October 31, 2021 and 2020:

	Fiscal Year Ended October 31
	2021	2020
Net cash provided by operating activities	$14,530,911	$13,247,608
Net cash (used in) investing activities	(9,587,812)	(10,375,762)
Net cash (used in) financing activities	(3,136,059)	(1,226,800)

Cash Flow From Operations

Our cash flows from operations for our 2021 fiscal year were higher compared to our 2020 fiscal year due primarily to the net effect of increased net income during our 2021 fiscal year, along with changes in our accounts receivable and inventory which reduced the cash provided by our operating activities.

Cash Flow From Investing Activities

We used less cash for investing activities during our 2021 fiscal year compared to the same period of 2020 primarily due to increased capital expenditures during our 2021 fiscal year partially offset by $4 million in proceeds from the sale of marketable securities. During our 2020 fiscal year, we purchased $4 million in marketable securities along with less capital expenditures.

Cash Flow From Financing Activities.

We used more cash for financing activities during our 2021 fiscal year as compared to our 2020 fiscal year primarily due to a larger distribution paid to our members during our 2021 fiscal year. We also received cash from our PPP loan during our 2021 fiscal year.

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

Cash Flow From Financing Activities.

We used less cash for financing activities during our 2020 fiscal year as compared to our 2019 fiscal year primarily due to a smaller distribution paid to our members during our 2020 fiscal year. We also received cash from our PPP loan during our 2020 fiscal year..

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
Reducing Revolving Loan

As of October 31, 2021, we had no outstanding balance on our Reducing Revolving Loan with an accrued interest rate of 3.15% in excess of the London Interbank Offered Rate (LIBOR) which equaled 3.24% per year at October 31, 2021. As of October 31, 2021, we had $30 million available to be drawn on this loan.

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

Covenants

Our credit agreements with Farm Credit are subject to numerous covenants including requiring us to maintain various financial ratios. As of October 31, 2021, we were in compliance with all of our loan covenants with Farm Credit. Based on current management projections, we anticipate that we will be in compliance with our loan covenants for the next 12 months and beyond.

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

Contractual Cash Obligations

    In addition to our long-term debt obligations, we have certain other contractual cash obligations and commitments. The following table provides information regarding our consolidated contractual obligations and approximate commitments as of October 31, 2021:

	Payment Due By Period
Contractual Cash Obligations	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
Operating Lease Obligations	$2,977,000	$1,245,000	$1,593,000	$138,000	$—
Purchase Obligations	13,537,000	8,337,000	5,200,000	—	—
Total Contractual Cash Obligations	$16,514,000	$9,582,000	$6,793,000	$138,000	$—
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to the impact of market fluctuations associated with commodity prices as discussed below. We have no exposure to interest rate risk as we had no amount outstanding on our variable interest loan at the end of our 2021 fiscal year and we have no exposure to foreign currency risk as all of our business is conducted in U.S. Dollars. We use derivative financial instruments as part of an overall strategy to manage market risk. We use cash, futures and option contracts to hedge changes to the commodity prices of corn, natural gas and ethanol. We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes.

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

As of October 31, 2021, we had price protection in place for approximately 9% of our anticipated corn needs, approximately 67% of our natural gas needs and 0% of our ethanol sales for the next 12 months.

A sensitivity analysis has been prepared to estimate our exposure to ethanol, corn and natural gas price risk. Market risk related to these factors is estimated as the potential change in income resulting from a hypothetical 10% adverse change in the average cost of our corn and natural gas prices and average ethanol price as of October 31, 2021, net of the forward and future contracts used to hedge our market risk for corn and natural gas usage requirements. The volumes are based on our expected use and sale of these commodities for a one year period from October 31, 2021. The results of this analysis, which may differ from actual results, are as follows:

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,450,500	MMBTU	10%	$477,000
Ethanol	120,000,000	Gallons	10%	23,976,000
Corn	36,350,000	Bushels	10%	20,730,000

For comparison purposes, our sensitivity analysis for our 2020 fiscal year is set forth below.

	Estimated Volume Requirements for the next 12 months (net of forward and futures contracts)	Unit of Measure	Hypothetical Adverse Change in Price	Approximate Adverse Change to Income
Natural Gas	1,093,000	MMBTU	10%	$292,000
Ethanol	120,000,000	Gallons	10%	14,996,000
Corn	37,751,000	Bushels	10%	13,217,000

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Report of Independent Registered Public Accounting Firm

To the Members and the Board of Directors of Golden Grain Energy, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Golden Grain Energy, LLC (the Company) as of October 31, 2021 and 2020, the related statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended October 31, 2021, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.
We have served as the Company's auditor since 2006.
Sioux Falls, SD
December 30, 2021

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

ASSETS	October 31, 2021	October 31, 2020

Current Assets
Cash and equivalents	$19,389,352	$17,582,312
Marketable securities	1,389,790	5,113,066
Accounts receivable	15,662,640	7,326,519
Other receivables	297,553	191,768
Derivative instruments	1,517,196	862,516
Inventory	18,631,842	8,346,764
Prepaid expenses and other	3,331,993	2,999,162
Total current assets	60,220,366	42,422,107

Property and Equipment
Land and land improvements	14,319,210	14,319,211
Building and grounds	33,719,636	33,719,636
Grain handling equipment	29,510,301	16,084,232
Office equipment	2,556,695	2,457,090
Plant and process equipment	123,473,114	122,038,667
Construction in progress	3,419,316	3,189,865
	206,998,272	191,808,701
Less accumulated depreciation	133,040,323	124,390,850
Net property and equipment	73,957,949	67,417,851

Other Assets
Investments	25,583,813	25,019,870
Right of use assets from operating leases	2,766,353	2,324,631
Other assets	1,868,056	1,904,482
Total other assets	30,218,222	29,248,983

Total Assets	$164,396,537	$139,088,941

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	October 31, 2021	October 31, 2020

Current Liabilities
Accounts payable	$11,482,692	$6,798,427
Accrued expenses	3,371,118	2,930,479
Retainage payable	9,046	34,813
Current portion of long-term debt	—	430,250
Current portion operating lease liabilities	1,135,467	1,000,141
Total current liabilities	15,998,323	11,194,110

Long-term Liabilities
Deferred Compensation	734,999	514,409
Long-term debt, net of current maturities	—	430,250
Operating lease liabilities, net of current portion	1,630,886	1,324,490
Deferred revenue, net of current portion	1,196,450	1,313,177
Total long-term liabilities	3,562,335	3,582,326

Commitments and Contingencies

Members' Equity (19,873,000 units issued and outstanding)	144,835,879	124,312,505

Total Liabilities and Members’ Equity	$164,396,537	$139,088,941

430

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Operations

	Year Ended	Year Ended	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019

Revenues	$303,435,418	$194,329,476	$203,793,847

Cost of Goods Sold	287,226,420	188,782,979	203,969,863

Gross Profit (Loss)	16,208,998	5,546,497	(176,016)

Operating Expenses	4,594,963	4,144,385	3,706,721

Operating Income (Loss)	11,614,035	1,402,112	(3,882,737)

Other Income (Expense)
Other income, net	233,253	1,396,264	238,140
Interest income (expense), net	(197,741)	37,494	215,995
Gain on Debt Extinguishment	1,699,041	—	—
Equity in net income of investments	11,149,386	3,042,793	1,716,200
Total Other Income	12,883,939	4,476,551	2,170,335

Net Income (Loss)	$24,497,974	$5,878,663	$(1,712,402)

Basic & diluted net income (loss) per unit	$1.23	$0.30	$(0.09)
Weighted average units outstanding for the calculation of basic & diluted net income (loss) per unit	19,873,000	19,873,000	19,873,000
Distributions Per Unit	$0.20	$0.10	$0.25

Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	October 31, 2021	October 31, 2020	October 31, 2019
Cash Flows from Operating Activities
Net income (loss)	$24,497,974	$5,878,663	$(1,712,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,723,527	8,784,700	9,999,546
Unrealized (gain) loss on risk management & marketable securities	(931,404)	56,220	(686,080)
Gain on sale of property & equipment	—	(369,324)	—
Impairment of and loss on disposal of long-lived assets	—	—	2,755,663
Amortization of deferred revenue	—	(133,117)	—
Amortization of debt issuance costs	25,000	5,556	—
Change in accretion of interest on grant & note receivable	262,367	(51,386)	(2,326)
Distributions (earnings) in excess of earnings (distributions) from investments	(563,943)	396,300	303,343
Gain on forgiveness of long-term debt	(1,699,041)	—	—
Gain on insurance proceeds from involuntary conversion & business interruption	—	—	(183,739)
Insurance proceeds from involuntary conversion & business interruption	—	34,965	3,183,739
Deferred compensation expense	220,590	45,369	(67,374)
Change in assets and liabilities
Accounts receivable	(8,336,121)	(4,816,581)	(1,424,357)
Inventory	(10,285,078)	187,594	(1,657,402)
Prepaid expenses and other	(438,616)	(65,298)	306,586
Accounts payable	3,435,838	4,132,642	2,130,571
Accrued expenses	61,540	(838,695)	26,462
Operating lease liabilities	(441,722)	—	—
Net cash provided by operating activities	14,530,911	13,247,608	12,972,230

Cash Flows from Investing Activities
Capital expenditures	(13,587,812)	(6,710,121)	(11,538,228)
Proceeds from sale of equipment	—	334,359	—
Purchase of marketable securities	—	(4,000,000)	(7,515)
Proceeds from sale of marketable securities	4,000,000	—	10,071,558
Net cash used in investing activities	(9,587,812)	(10,375,762)	(1,474,185)

Cash Flows from Financing Activities
Proceeds from long-term debt	838,541	860,500	—
Payments for debt issuance costs	—	(100,000)	—
Distributions to members	(3,974,600)	(1,987,300)	(4,968,250)
Payments received on grant receivable	—	—	84,666
Net cash used in financing activities	(3,136,059)	(1,226,800)	(4,883,584)

Net Increase in Cash and Equivalents	1,807,040	1,645,046	6,614,461

Cash and Equivalents – Beginning of Period	17,582,312	15,937,266	9,322,805

Cash and Equivalents – End of Period	$19,389,352	$17,582,312	$15,937,266

Supplemental Cash Flow Information
Interest paid	$223,046	$77,655	$51,177

Supplemental Disclosure of Noncash Operating & Investing Activities
Accounts Payable related to construction in process	$807,008	$220,065	$897,808
Right-of-use asset and lease liability recorded		3,372,603	—
Notes to Financial Statements are an integral part of this Statement.

GOLDEN GRAIN ENERGY, LLC
Statements of Changes in Members' Equity
For the years ended October 31, 2021, 2020 and 2019

Balance - October 31, 2018	$127,101,795
Distribution for 19,873,000 Class A and Class B units, November 2018 $0.25 per unit	(4,968,250)
Net (Loss)	(1,712,402)
Balance - October 31, 2019	$120,421,143
Distribution for 19,873,000 Class A and Class B units, November 2019 $0.10 per unit	(1,987,300)
Net Income	5,878,663
Balance - October 31, 2020	$124,312,505
Distribution for 19,873,000 Class A and Class B units, January 2021 $0.20 per unit	(3,974,600)
Net Income	24,497,974
Balance - October 31, 2021	$144,835,879

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

Marketable securities consisted of mutual funds and overnight money market accounts invested in intermediate-term municipal and government bonds. For the periods ended October 31, 2021 and 2020, there were no other-than-temporary impairments recognized. Mutual funds are measured at fair value using prices obtained from pricing services. Any unrealized or realized gains and losses on the securities are recorded as part of other income. The Company recorded interest, dividends and net realized and unrealized gains (losses) from these investments as part of other income as follows:

	Year Ended October 31,
	2021	2020	2019
Net earnings on marketable securities	$56,134	$410,209	$316,000

	Marketable Securities
As of	Cost	Fair Market Value
October 31, 2021	$1,025,000	$1,390,000
October 31, 2020	4,835,000	5,113,000
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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

The fiscal years of Renewable Products Marketing Group, LLC (RPMG) and Guardian Energy Janesville, LLC end on September 30 and the fiscal years of Absolute Energy, LLC, Homeland Energy Solutions, LLC and Lawrenceville Tank, LLC, end on December 31. The Company consistently follows the practice of recognizing the net income based on the most recent reliable data. Therefore, the net income which is reported in the Company's statement of operations for the period ended October 31, 2021, for all companies, is based on the investee's results for the twelve month period ended September 30 of each year.

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

Based upon the timing of the transfer of control of our products to our customers, there are no contract assets or liabilities as of October 31, 2021.

Inventory
Inventories are generally valued at the lower of weighted average cost or net realizable value.  In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

Grant Receivable and Deferred Revenue
Grant receivables are recorded when the payments to be received can be estimated and when payment is reasonably assured. The Company recorded a grant receivable and corresponding deferred revenue of approximately $1,400,000 associated with an agreement approved in December 2019 for tax increment financing monies associated with the plant expansion that was completed in January 2020 to be received over a 10 year period for the tax increment financing monies. These grants were recorded at their net present value using a discount rate of approximately 5%. Related deferred revenue was recorded and is being amortized into income as a reduction of property taxes over the life of the grant. As of October 31, 2021 the grant receivable was approximately $1,523,000 and was included in long-term other assets and the long-term portions of deferred revenue was approximately $1,196,000.

Property & Equipment
Property and equipment are stated at historical cost. Significant additions and betterments are capitalized, while expenditures for maintenance and repairs are charged to operations when incurred. The Company uses the straight-line method of computing depreciation over the estimated useful lives between 3 and 40 years.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

Environmental liabilities
The Company's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company's liability is probable and the costs can be reasonably estimated. No liability has been recorded as of October 31, 2021, 2020 or 2019 for environmental liabilities.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Incentive Compensation Plan
The Company has an incentive compensation plan for certain employees equal to 1% of net income. Awards pursuant to the incentive compensation plan are paid in cash after the Company's net income is determined for each fiscal year. Awards made pursuant to the plan are immediately vested and paid.

Fair Value
Financial instruments include cash and equivalents, marketable securities, receivables, accounts payable, accrued expenses and derivative instruments. The fair value of marketable securities and derivative financial instruments is based on quoted market prices, as disclosed in Note 8. The fair value, determined using level 2 inputs, of all other current financial instruments is estimated to approximate carrying value due to the short-term nature of these instruments.

As of October 31, 2021 the Company believes the carrying value of long-term debt approximates the fair value.

Risks and Uncertainties
The Company has certain risks and uncertainties that it will experience during volatile market conditions, which can have a severe impact on operations. The Company's revenues are derived from the sale and distribution of ethanol and distiller grains to customers primarily located in the United States. Corn for the production process is supplied to the plant primarily from local agricultural producers and from purchases on the open market. For the 2021 fiscal year, ethanol sales accounted for approximately 79%% of total revenue, distiller grains sales accounted for approximately 16%% of total revenue and corn oil sales accounted for approximately 5% of total revenue while corn costs averaged approximately 89% of cost of goods sold.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Effective November 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact of adoption for the period ended October 31, 2021. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.

2.    INVENTORY

Inventory consisted of the following as of October 31, 2021 and October 31, 2020:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	October 31, 2021	October 31, 2020
Raw Materials	$14,671,316	$4,977,047
Work in Process	2,604,342	1,964,403
Finished Goods	1,356,184	1,405,314
Totals	$18,631,842	$8,346,764

3.    BANK FINANCING

The Company has entered into a master loan agreement with Farm Credit Services of America (FLCA) which includes revolving term loans with original maximum borrowings of $35 million and which currently has availability of $30 million and matures on August 1, 2023. Interest on the term loan is payable monthly at 3.15% above the one-month LIBOR (3.24% as of October 31, 2021). The borrowings are secured by substantially all the assets of the Company. The credit agreements are subject to covenants, including requiring the Company to maintain various financial ratios, as well as certain distribution limitations. As of October 31, 2021, the Company was in compliance with all of the loan covenants. Failure to comply with the protective loan covenants or maintain the required financial ratios may cause acceleration of any outstanding principal balances on the loans and/or imposition of fees and penalties. As of October 31, 2021 and 2020, the Company had no outstanding borrowings.

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

The Company entered into a second loan agreement with the Small Business Association through CUSB on February 9, 2021 for approximately $838,000 as part of the second round of PPP. The loan matures on February 8, 2026 and has an interest rate of 1%. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. Proceeds of the loan are restricted for use towards payroll costs and other allowable uses such as covered utilities for an eight-week period following the loan under the Paycheck Protection Program Rules. Provisions of the agreement allow for a portion of the loan to be forgiven if certain qualifications are met. On June 14, 2021, we were notified that this entire loan was forgiven. The company recorded the forgiveness as a gain on debt extinguishment in the statement of operations for approximately $838,000 for the twelve months ended October 31, 2021.
4.    RELATED PARTY TRANSACTIONS

The Company purchased corn and materials from employees, members of its Board of Directors or Risk Management Committee that own or manage elevators and construction companies. The Company also purchased ingredients from RPMG. Purchases during the fiscal years ended October 31, 2021, 2020 and 2019 totaled approximately $53,235,000, $37,269,000 and $40,569,000, respectively. As of October 31, 2021 and 2020, the amounts owed to related parties was approximately $368,000 and $593,000, respectively.

5.    EMPLOYEE BENEFIT PLANS

The Company had a deferred phantom unit compensation plan for certain employees equal to 1% of net income implemented during its fiscal year ended October 31, 2014. Currently, the Company has a cash bonus compensation plan which is paid shortly after the fiscal year in which the cash bonus is earned. As of October 31, 2021 and 2020, the Company had a liability of approximately $735,000 and $514,000 outstanding as deferred compensation, respectively, and had no additional expense to be recognized as future compensation expense as all units were fully vested as of October 31, 2021.

The Company has a retirement plan which provides retirement savings options for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. The Company makes a matching contribution based on the

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

participants' eligible wages. The Company made matching contributions of approximately $138,000, $153,000 and $150,000 during the years ended October 31, 2021, 2020 and 2019, respectively.

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

Approximate sales and marketing fees related to the agreements in place are as follows:

	2021	2020	2019
Sales ethanol	$242,814,000	$153,132,000	$161,953,000
Sales distiller grains	47,158,000	34,950,000	34,987,000
Sales corn oil	16,990,000	7,999,000	7,685,000

Marketing fees-ethanol	259,000	200,000	243,000
Marketing fees-distiller grains	273,000	247,000	258,000
Marketing fees-corn oil	73,000	62,000	60,000

As of	October 31, 2021	October 31, 2020
Amount due from RPMG	$15,662,000	$7,326,000

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

The following table represents the approximate amount of realized and unrealized gains (losses) and changes in fair value recognized in earnings on commodity contracts for periods ended October 31, 2021, 2020 and 2019 and the fair value of derivatives as of October 31, 2021 and 2020:

	Statement of Operations Classification	Realized Gain (Loss)	Change in Unrealized Gain (Loss)	Total Gain (Loss)
Derivatives not designated as hedging instruments:

Commodity Contracts for the	Revenue	$(1,927,000)	$(995,000)	$(2,922,000)
fiscal year 2021	Cost of Goods Sold	(6,705,000)	(2,614,000)	(9,319,000)
	Total	$(8,632,000)	$(3,609,000)	$(12,241,000)

Commodity Contracts for the	Revenue	$(1,441,000)	$198,000	$(1,243,000)
fiscal year 2020	Cost of Goods Sold	1,866,000	(1,342,000)	524,000
	Total	$425,000	$(1,144,000)	$(719,000)

Commodity Contracts for the	Revenue	$(154,000)	$(116,000)	$(270,000)
fiscal year 2019	Cost of Goods Sold	(156,000)	977,000	821,000
	Total	$(310,000)	$861,000	$551,000

	Balance Sheet Classification	October 31, 2021	October 31, 2020
Futures and option contracts
In gain position		$817,000	$470,000
In loss position		(4,247,000)	(290,000)
Cash held by broker		4,947,000	683,000
	Current Asset	$1,517,000	$863,000

As of October 31, 2021, the Company had the following approximate outstanding purchase and sale commitments, of which approximately $922,000 of the purchase commitments and all of the sale commitments were with related parties. There was no impairment on our forward purchase contracts as of October 31, 2021 and 2020.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Commitments Through	Amount
Sale commitments
Distiller grains - fixed price	November 2022	$3,036,000
Corn Oil - fixed price	December 2022	4,755,000

Purchase commitments
Corn - fixed price	October 2022	$4,051,000
Natural gas - fixed price	March 2024	6,257,000

As of October 31, 2021, the Company has fixed price futures and forward contracts in place for approximately 9% of anticipated corn needs for the next 12 months and 0% of ethanol sales for the next 12 months with no open positions beyond that point. As of October 31, 2021, the Company has fixed priced futures and forward contracts in place for approximately 67% of its natural gas needs for the next 12 months and approximately 12% of its natural gas needs for the next 24 months with no open positions beyond that point.

As of October 31, 2021, the Company had approximately 672,000 bushels with approximate market value of $2,500,000 of credit sale corn contracts. As of October 31, 2020, the Company had approximately 212,000 bushels with approximate market value of $805,000 of priced later and deferred payment corn contracts.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The following table summarizes financial assets and financial liabilities measured at the approximate fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2	Level 3
Marketable securities
Assets, October 31, 2021	$1,390,000	$1,390,000	$—	$—
Assets, October 31, 2020	5,113,000	5,113,000	—	—
Derivative financial instruments
October 31, 2021
Assets	$817,000	$122,000	$695,000	$—
Liabilities	$(4,247,000)	(1,617,000)	(2,630,000)	—
October 31, 2020
Assets	$470,000	$470,000		$—
Liabilities	(290,000)	(149,000)	(141,000)	—

9. INVESTMENTS

Condensed, combined financial information of the Company’s investments in Absolute Energy, Homeland Energy Solutions, Guardian Energy, Lawrenceville Tank and RPMG is as follows (in 000’s).

Balance Sheet	9/30/2021	9/30/2020	9/30/2019
Current Assets	$391,372	$285,395	$337,643
Other Assets	289,068	246,389	258,655
Current Liabilities	293,458	168,842	224,439
Long-term Debt	38,973	47,529	55,368
Members’ Equity	348,009	315,413	316,491

	Twelve Months Ended
Income Statement	9/30/2021	9/30/2020	9/30/2019
Revenue	$1,117,485	$847,425	$776,635
Gross Profit	102,604	58,093	34,731
Net Income	100,927	40,259	25,026

The following table (in 000's) shows the condensed financial information of Homeland Energy Solutions and Guardian Energy, which each represents greater than 10% of the Company's net income for the year ended October 31, 2021.

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

Homeland Energy Solutions Condensed Financial Information
Balance Sheet	9/30/2021	9/30/2020	9/30/2019
Current Assets	$72,672	$49,855	$92,654
Other Assets	125,488	134,837	18,578
Current Liabilities	14,647	13,018	47,436
Long-term Debt	626	11,729	18,574
Members’ Equity	182,887	159,945	165,222

	Twelve Months Ended
Income Statement	9/30/2021	9/30/2020	9/30/2019
Revenue	$432,479	$288,582	$313,029
Gross Profit	35,416	24,101	13,093
Net Income	32,626	12,289	10,599

Guardian Energy Condensed Financial Information
Balance Sheet	9/30/2021	9/30/2020	9/30/2019
Current Assets	$34,257	$19,089	$21,800
Other Assets	27,880	26,309	26,935
Current Liabilities	26,532	10,499	16,379
Long-term Debt	38,347	35,043	36,794
Members' Equity	(2,741)	(144)	(4,439)

	Twelve Months Ended
Income Statement	9/30/2021	9/30/2020	9/30/2019
Revenue	$375,063	$340,462	$245,656
Gross Profit	42,635	23,303	10,533
Net Income	38,403	17,147	5,215

The Company recorded equity in net income of investments of approximately $1,903,000 from Absolute Energy, $6,181,000 from Guardian Energy, $2,650,000 from Homeland Energy Solutions and $415,000 from our other investments for a total of approximately $11,149,000 for the fiscal year ended October 31, 2021. Income for the fiscal years ended October 31, 2020 and 2019 totaled approximately $3,043,000 and $1,716,000, respectively. The Company has undistributed net earnings of investees of approximately $12,373,000 and $15,679,000 as of October 31, 2021 and 2020, respectively.

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

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

The following tables set forth certain financial data for the Company’s reportable segments:

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

	Twelve Months Ended
	2021	2020	2019
Net Sales
Production	$303,435,418	$194,329,476	$203,793,847
Ethanol production investments	1,102,373,242	827,657,609	762,022,409
All Others	13,957,720	14,354,618	10,779,321
Reconciliation	(1,116,330,962)	(842,012,227)	(772,801,730)
Total Net Sales	$303,435,418	$194,329,476	$203,793,847

Net Income (Loss)
Production	$13,348,587	$2,835,871	$(3,428,603)
Ethanol production investments	96,680,090	12,920,291	22,562,651
All Others	4,211,889	2,463,008	2,265,231
Reconciliation	(89,742,592)	(12,340,507)	(23,111,681)
Total Net Income (Loss)	$24,497,974	$5,878,663	$(1,712,402)

Interest Income (Expense)
Production	$(197,741)	$37,494	$219,824
Ethanol production investments	(1,830,476)	(2,448,882)	(3,782,929)
All Others	2,798,745	2,393,268	2,135,430
Reconciliation	(968,269)	55,614	1,647,499
Total Net Interest Income (Expense)	$(197,741)	$37,494	$219,824

Depreciation Expense
Production	$8,649,473	$8,710,647	$9,921,663
Ethanol production investments	3,299,705	3,740,976	11,126,496
All Others	237,508	382,994	940,898
Reconciliation	(3,537,213)	(4,123,970)	(12,067,394)
Total Depreciation	$8,649,473	$8,710,647	$9,921,663

Equity in Net Income of Investments
Production	$11,149,386	$3,042,793	$1,716,200
Ethanol production investments	479,140	291,674	156,182
All Others	—	—	—
Reconciliation	(479,140)	(291,674)	(156,182)
Total Net Income of Investments	$11,149,386	$3,042,793	$1,716,200

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

The following table sets forth the Company’s total assets by operating segment:

	October 31, 2021	October 31, 2020	October 31, 2019
Total assets:
Production	$138,812,724	$114,069,070	$104,614,213
Ethanol production investments	400,239,135	358,692,270	406,847,671
All Others	280,201,221	173,092,120	189,450,417
Reconciliation	(654,856,543)	(506,764,519)	(570,881,918)
	$164,396,537	$139,088,941	$130,030,383

	October 31, 2021	October 31, 2020
Total Equity Method Investments:
Production	$25,583,813	$25,019,870
Ethanol Production Investments	2,133,725	2,082,316
All Others	3,379,269	3,499,686
Reconciliation	(5,512,994)	(5,582,002)
	$25,583,813	$25,019,870

	October 31, 2021	October 31, 2020
Total Capital Expenditures:
Production	$13,587,812	$6,710,121
Ethanol Production Investments	19,890,620	17,847,351
All Others	4,724,477	3,884,317
Reconciliation	(24,615,097)	(21,731,668)
	$13,587,812	$6,710,121

11. MEMBERS’ EQUITY

The total number of Class A and B units outstanding as of October 31, 2021 and 2020 was 19,873,000. Allocations of profits, losses and distributions as well as voting rights are identical for both Class A and B units except for in the case of disposition of properties in dissolution. In such case, Class B units have preferential treatment in the allocation of any remaining gain.

12. LEASE OBLIGATIONS

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

The Company leases rail cars and rail moving equipment with original terms up to 5 years. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during fiscal years ended

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

October 31, 2021, 2020 and 2019 was approximately $1,452,000, $1,467,000 and $1,975,000. The lease agreements have maturity dates ranging from May 2022 to May 2026. The weighted average remaining life of the lease term for these leases was 2.44 years as of October 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.95%. The right-of-use asset from operating leases, included in other assets, and operating lease liabilities, included in current and long term liabilities was $2,766,353 as of October 31, 2021.

At October 31, 2021, the Company had the following approximate minimum rental commitments under non-cancelable operating leases:

2022	$1,245,460
2023	914,750
2024	441,150
2025	237,300
2026	138,425
Total	$2,977,085

A reconciliation of the undiscounted future payments in the schedule above and the lease liabilities recognized in the consolidated balance sheet as of October 31, 2021, is shown below.

Undiscounted future payments	$2,977,085
Discount effect	(210,732)
Discounted future payments	$2,766,353

13. GROUP INSURANCE

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

GOLDEN GRAIN ENERGY, LLC
Notes to Financial Statements

14. QUARTERLY FINANCIAL REPORTING (UNAUDITED)
Summary quarterly results are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended October 31, 2021
Total revenues	$53,444,657	$59,659,528	$95,642,789	$94,688,444
Gross profit (loss)	(5,443,665)	1,234,434	8,099,411	12,318,818
Operating income (loss)	(6,651,882)	8,438	6,841,602	11,415,877
Net income (loss)	(2,992,588)	777,275	$10,629,736	16,083,551
Basic & diluted income (loss) per unit	$(0.15)	$0.04	$0.53	$0.81

Year ended October 31, 2020
Total revenues	$57,567,896	$35,323,572	$44,902,846	$56,535,162
Gross profit (loss)	2,605,865	(6,707,483)	2,991,434	6,656,681
Operating income (loss)	1,331,903	(7,729,528)	1,996,857	5,802,880
Net income (loss)	3,414,218	(7,817,408)	$2,715,403	7,566,450
Basic & diluted income (loss) per unit	$0.17	$(0.39)	$0.14	$0.38

Year ended October 31, 2019
Total revenues	$46,196,377	$49,608,660	$51,773,780	$56,215,030
Gross profit (loss)	(621,266)	1,570,724	(1,502,206)	376,732
Operating income (loss)	(1,592,662)	593,600	(2,430,563)	(453,112)
Net income (loss)	(1,179,271)	1,228,441	(1,673,866)	(87,706)
Basic & diluted income (loss) per unit	$(0.06)	$0.06	$(0.08)	$—

15. SUBSEQUENT EVENTS

On December, 2021 the Board of Directors declared a $1.75 per unit distribution for members as of record of December 20, 2021 to be paid the end of January 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the principal executive officer), Chad Kuhlers, along with our Chief Financial Officer (the principal financial officer), Brooke Peters, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2021.  Based on this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting.

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of October 31, 2021.

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
Changes in Internal Control Over Financial Reporting.

    There were no changes in our internal control over financial reporting during the fourth quarter of our 2021 fiscal year which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by this Item is incorporated by reference in the definitive proxy statement from our 2022 Annual Meeting of Members to be filed with the Securities and Exchange Commission within 120 days of our 2021 fiscal year end. This proxy statement is referred to in this report as the 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

    The information required by this Item is incorporated by reference to the 2022 Proxy Statement.

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

(3)Exhibits

Exhibit No.	Exhibit	Filed Herewith	Incorporated by Reference
3.1	Articles of Organization of the registrant.		Exhibit 3.1 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
3.2	Third Amended and Restated Operating Agreement of the registrant		Exhibit 3.2 to the registrant Form 10-K filed with the Commission on January 17, 2008.
3.3	First Amendment to the Third Amended and Restated Operating Agreement of Golden Grain Energy, LLC dated February 20, 2012.		Exhibit 3.1 to the registrants Form 10-Q filed with the Commission on March 15, 2012.
3.4	Second Amendment to the Third Amended and Restated Operating Agreement of Golden Grain energy, LLC dated February 25, 2013.		Exhibit 3.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013
4.1	Form of Membership Unit Certificate.		Exhibit 4.2 to the registrant's registration statement on Form SB-2 (Commission File 333-101441).
4.2	Description of Limited Liability Company Units of Golden Grain Energy, LLC	X
10.1	Member Control Agreement dated April 11, 2006 between the registrant and Renewable Products Marketing Group, LLC.		Exhibit 10.1 to the registrant's Form 10-QSB filed with the Commission on June 14, 2006.
10.2	Management Services Agreement with Homeland Energy Solutions, LLC dated December 15, 2008.		Exhibit 10.11 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.3	Management Phantom Unit and Bonus Plan dated December 19, 2008.		Exhibit 10.12 to the registrant's Form 10-K filed with the Commission on January 29, 2009.
10.4	Corn Oil Marketing Agreement between the registrant and Renewable Products Marketing Group, LLC dated January 27, 2009. +		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 17, 2009.
10.5	Master Loan Agreement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.6	Real Estate Mortgage between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.7	$25,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.8	$5,000,000 Revolving Term Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.9	$5,000,000 Revolving Loan Supplement between the registrant, Farm Credit Services of America FLCA and Farm Credit Services of America, PCA dated July 21, 2010.		Exhibit 10.5 to the registrant's Form 10-Q filed with the Commission on September 14, 2010.
10.10	Member Fuel Ethanol Marketing Agreement between the registrant and RPMG, Inc. dated April 22, 2010. +		Exhibit 10.21 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.11	Distillers Grains Marketing Agreement between the registrant and Renewable Products Marketing Group, Inc. dated December 10, 2010. +		Exhibit 10.22 to the registrant's Form 10-K filed with the Commission on December 23, 2010.
10.12	Amendment to the Master Loan Agreement between Farm Credit Services of America, FLCA, Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.

10.13	Revolving Credit Supplement between Farm Credit of America, PCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.14	Revolving Term Loan Supplement between Farm Credit Services of America, FLCA and Golden Grain Energy, LLC dated June 23, 2011.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on September 14, 2011.
10.15	Third Amended Management Services Agreement between Homeland Energy Solutions, LLC and Golden Grain Energy, LLC dated December 15, 2011.		Exhibit 10.15 to the registrant's Form 10-K filed with the Commission on December 23, 2011.
10.16	Member Amended and Restated Ethanol Marketing Agreement between RPMG, Inc. and Golden Grain Energy, LLC dated August 27, 2012.+		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 13, 2012.
10.17	Membership Unit Repurchase Agreement dated December 12, 2012 between Golden Grain Energy, LLC and Steven Retterath.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.18	Amendment to the Master Loan Agreement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.19	Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.3 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.20	$5,000,000 Revolving Term Loan Supplement dated December 26, 2012 between Golden Grain Energy, LLC and Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA.		Exhibit 10.4 to the registrant's Form 10-Q filed with the Commission on March 15, 2013.
10.21	Termination Agreement dated May 16, 2014 between Golden Grain Energy, LLC and Homeland Energy Solutions, LLC.		Exhibit 99.1 to the registrant's Form 8-K filed with the Commission on May 16, 2014.
10.22	Revolving Term Loan Supplement between CoBank and Golden Grain Energy dated March 20, 2015.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on June 11, 2015.
10.23	Credit Agreement between Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA and Golden Grain Energy, LLC dated September 1, 2020.		Exhibit 10.1 to the registrant's Form 10-Q filed with the Commission on September 14, 2020.
10.24	Amended and Restated Revolving Term Promissory Note between Farm Credit Services of America, FLCA and Farm Credit Services of America, PCA and Golden Grain Energy, LLC dated September 1, 2020.		Exhibit 10.2 to the registrant's Form 10-Q filed with the Commission on September 14, 2020.
14.1	Code of Ethics of Golden Grain Energy, LLC, adopted January 14, 2004.		Exhibit 14.1 to the registrant's Form 10-KSB filed with the Commission on January 29, 2004.
31.1	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
31.2	Certificate Pursuant to 17 CFR 240.13a-14(a)	X
32.1	Certificate Pursuant to 18 U.S.C. Section 1350	X
32.2	Certificate Pursuant to 18 U.S.C. Section 1350	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Schema Document	X

101.CAL	Inline XBRL Calculation Document	X
101.LAB	Inline XBRL Labels Linkbase Document	X
101.PRE	Inline XBRL Presentation Linkbase Document	X
101.DEF	Inline XBRL Definition Linkbase Document	X
104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL	X

(+)    Confidential treatment requested.
(X)    Filed herewith.
(*)    Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN GRAIN ENERGY, LLC

Date:	December 30, 2021	/s/ Chad Kuhlers
Chad Kuhlers
Chief Executive Officer
(Principal Executive Officer)

Date:	December 30, 2021	/s/ Brooke Peters
Brooke Peters
Chief Financial Officer
(Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 30, 2021	/s/ Dave Sovereign
Dave Sovereign, Chairman and Director

Date:	December 30, 2021	/s/ Jim Boeding
Jim Boeding, Director

Date:	December 30, 2021	/s/ Stan Laures
Stan Laures, Director

Date:	December 30, 2021	/s/ Jerry Calease
Jerry Calease, Director

Date:	December 30, 2021	/s/ Dustin Petersen
Dustin Petersen, Director

Date:	December 30, 2021	/s/ Dave Reinhart
Dave Reinhart, Director

Date:	December 30, 2021	/s/ Leslie Hansen
Leslie Hansen, Director

Date:	December 30, 2021	/s/ Duane Lynch
Duane Lynch, Director

Date:	December 30, 2021	/s/ Steve Sukup
Steve Sukup, Vice Chairman and Director

Date:	December 30, 2021	/s/ Roger Shaffer
Roger Shaffer, Director